Form 10-K
period 2014-12-31
GSI GROUP INC
filed 2015-03-09
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the Registrant’s outstanding common shares held by non-affiliates of the Registrant, based on the closing price of the common shares on the NASDAQ Global Select Market on the last business day of the Registrant’s most recently completed second fiscal quarter (June 27, 2014) was $367,951,219. For purposes of this disclosure, common shares held by officers and directors of the Registrant and by persons who hold more than 5% of the Registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of February 20, 2015, there were 34,239,720 of the Registrant’s common shares, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders scheduled to be held on May 12, 2015 to be filed with the Securities and Exchange Commission are incorporated by reference in answer to Part III of this Annual Report on Form 10-K.

GSI GROUP INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2014

As used in this report, the terms “we,” “us,” “our,” “GSI Group,” “GSI,” “GSIG” and the “Company” mean GSI Group Inc. and its subsidiaries, unless the context indicates another meaning.

Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

The following brand and trade names of GSI Group Inc. are used in this report: MicroE Systems, Westwind, Synrad, JK Lasers, Cambridge Technology, ExoTec Precision, General Scanning, Photo Research, JADAK, NDS, Dome and NDSsi.

PART I

Cautionary Note Regarding Forward Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward looking statements. The Company makes such forward looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the SEC. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward looking statements. Forward looking statements also include the assumptions underlying or relating to any of the foregoing statements. The forward looking statements contained in this Annual Report include, but are not limited to, statements related to: anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; industry trends; market conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from acquisitions; anticipated impact of the NDS impairment charge; anticipated use of currency hedges; ability to repay our indebtedness; our intentions regarding the use of cash; and other statements that are not historical facts. All forward looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward looking statements.

Item 1. Business

OVERVIEW

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) design, develop, manufacture and sell precision photonic and motion control components and subsystems to Original Equipment Manufacturers (“OEM’s”) in the medical equipment and advanced industrial technology markets. Our highly engineered enabling technologies include laser sources, laser scanning and beam delivery products, optical data collection and machine vision technologies, medical visualization and informatics solutions and precision motion control products. We specialize in collaborating with OEM customers to adapt our component and subsystem technologies to deliver highly differentiated performance in their applications.

GSI Group Inc. was founded and initially incorporated in Massachusetts in 1968 as General Scanning, Inc. (“General Scanning”). General Scanning developed, manufactured and sold components and subsystems used for high-speed micro positioning of laser beams. In 1999, General Scanning merged with Lumonics Inc., a Canadian company that developed, manufactured and sold laser-based advanced manufacturing systems for electronics, semiconductor, and general industrial applications. The post-merger entity, GSI Lumonics Inc., continued under the laws of the Province of New Brunswick, Canada. In 2005, the Company changed its name to GSI Group Inc.

Strategy

Our strategy is to drive sustainable, profitable growth through short-term and long-term initiatives, including:

•	improving our business mix to increase medical sales as a percentage of total revenue by:
-

introducing new products aimed at attractive medical applications such as minimally invasive and robotic surgery, ophthalmology, patient monitoring, drug delivery, diagnostic testing and life science research;

-	cross selling our entire product offering to the leading medical equipment manufacturers and;
-	pursuing complementary medical technology acquisitions;
•

increasing our penetration of high growth advanced industrial technology applications such as laser materials processing, robotics, automation, metrology, and via hole drilling by working closely with OEM customers to launch application specific products that closely match the requirements of each application;

•

broadening our portfolio of precision motion control products and capabilities through increased new product development investment in motion control product lines, expanded sales and marketing channels to reach target customers and, acquisitions of additional motion control product technologies used by existing customers;

•	broadening our product and service offerings through the acquisition of innovative and complementary technologies and solutions in medical and advanced industrial technology applications;
•	upgrading our existing operations to expand profit margins and improve customer satisfaction by implementing lean manufacturing principles and strategic sourcing across our major production sites; and
•	attracting, retaining, and developing talented and motivated employees.

Acquisitions

In February 2015, GSI acquired Applimotion Inc., a Loomis, California-based provider of advanced precision motor and motion control technology to OEMs for advanced industrial and medical markets, for $13.9 million in cash, subject to customary working capital adjustments. The acquisition enhances the Company’s strategic position in precision motion control by enabling the Company to offer a broader range of motion control technologies and integrated solutions. The Applimotion business line will be reported as part of the Precision Motion segment.

In March 2014, GSI acquired JADAK LLC, JADAK Technologies Inc. and Advance Data Capture Corporation (together, “JADAK”), a North Syracuse, New York-based provider of optical data collection and machine vision technologies to OEM medical device manufacturers, for $93.7 million in cash, net of working capital adjustments.

In January 2013, GSI acquired NDS Surgical Imaging (“NDS”) for a final adjusted purchase price of $75.4 million. NDS is a San Jose, California-based company that designs, manufactures, and markets high definition visualization solutions and imaging informatics products for the surgical, radiology and patient monitoring end markets.

Divestitures and Restructuring

Since 2011, we have executed a series of strategic divestures to improve our business mix and financial performance. In October 2012, we divested the Lasers Systems business, operated under the Control Laser and Baublys brand names, for $6.6 million, net of final working capital adjustments. In May 2013, we sold the Semiconductor Systems business, operated under the GSI Group brand name, for $9.7 million, including final working capital adjustments. In July 2014, we completed the sale of our Scientific Lasers business, operated under the Continuum brand name, for $6.5 million in cash, net of working capital adjustments.  These businesses have been reported as discontinued operations in our consolidated financial statements for all periods presented in this annual report on Form 10-K.

Since 2011, our strategic initiatives resulted in the elimination of thirteen facilities, including seven facilities exited as part of the sale of the Semiconductor Systems, Laser Systems and Scientific Lasers product lines. These eliminations also resulted in the consolidation of our optics production facilities, consolidation of our German and Japanese sales and service operations into one facility in Germany and Japan, respectively, and consolidation of our laser scanners business into our Bedford, Massachusetts facility.

Segments

The Company evaluates the performance of, and allocates resources to, its segments based on sales, gross profit and operating profit. The Company’s reportable segments have been identified based on commonality of technologies, applications, end markets and customers amongst the Company’s individual product lines, and are consistent with the Company’s operating structure.

The following table shows the external revenues and gross profit margin for each of the segments for the year ended December 31, 2014 (dollars in thousands):

	Sales	Gross Profit Margin
Laser Products	$177,726	41.8%
Medical Technologies	122,187	39.8%
Precision Motion	64,793	43.7%
Total	$364,706	41.2%

See Note 16 to Consolidated Financial Statements for additional financial information about our reportable segments.

Laser Products

The Laser Products segment designs, manufactures and markets photonics-based solutions to customers worldwide. The segment serves highly demanding photonics-based applications such as industrial material processing, and medical and life science imaging and laser procedures. The vast majority of the segment’s product offerings are sold to Original Equipment Manufacturer customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

The Laser Products segment is comprised of three major product lines:

Product Line	Key End Market	Brand Names	Description
Beam Delivery	Industrial, Medical and Electronics	Cambridge Technology, Synrad, JK Lasers, & ExoTec Precision

Galvanometer laser scanners and laser scanning solutions, such as laser scanheads. These products provide rapid, precise control and delivery of laser beams through motorized manipulation of mirrors and optical elements in three dimensions. Applications include material processing (such as laser marking, laser machining and laser drilling), scanning microscopy, laser-based vision correction, optical coherence tomography imaging, high resolution printing, holographic imaging and storage, metrology, and 2D or 3D imaging. Laser processing heads, which are used for laser cutting and welding as well as for brazing in the advanced manufacturing industry.

CO2 Lasers	Industrial	Synrad, JK Laser	Applications include coding, marking, engraving, and cutting of non-metals, laser sintering, laser converting, and laser aesthetics.
Fiber Lasers	Industrial and Electronics	JK Lasers	Applications include material processing (such as laser cutting, machining, welding and drilling), laser sintering, laser converting, additive manufacturing and micromachining.

Medical Technologies

The Medical Technologies segment designs, manufactures and markets a range of medical grade technologies, including visualization solutions, imaging informatics products, optical data collection and machine vision technologies, thermal printers, and light and color measurement instrumentation to customers worldwide. The vast majority of the segment’s product offerings are sold to Original Equipment Manufacturer customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

The Medical Technologies segment has five major product lines:

Product Line	Key End Market	Brand Names	Description
Visualization Solutions	Medical	NDS, NDSsi, Dome	High definition visualization solutions for minimal invasive surgery, patient monitoring and diagnostic radiology applications.
Imaging Informatics	Medical	NDS, NDSsi	Imaging management for visual information, including real-time distribution, documentation, control, and streaming for multiple imaging modalities for surgical applications.
Optical Data Collection and Machine Vision Technologies	Medical and Industrial	JADAK

Data collection solutions ranging from camera based technologies for barcode scanning operations to wireless technologies such as Radio Frequency Identification (RFID). Optimized optical and software platforms performing everything from basic barcode reading applications to more complex functions such as machine vision for the purpose of image analysis within medical devices.

Thermal Printers	Medical	General Scanning, NDSsi	Rugged thermal paper printers for patient monitoring, defibrillator equipment, blood gas analyzers, and pulse oximeters.
Light and Color Measurement	Industrial, Electronics and Medical	Photo Research

Light and color measurement metrology devices, including spectroradiometers, photometers, video photometers, and color characterization software used in the visualization solutions market, research and development, quality control, and other testing markets.

Precision Motion

The Precision Motion segment designs, manufactures and markets optical encoders and air bearing spindles and precision machined components to customers worldwide. The vast majority of the segment’s product offerings are sold to Original Equipment Manufacturer customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Customers

We have a diverse group of customers that include companies that are global leaders in their industries. Many of our customers participate in several market industries. No customer accounted for greater than 10% of our consolidated sales during the years ended December 31, 2014, 2013 or 2012.

Customers of our Laser Products, Medical Technologies, and Precision Motion segments include a large number of original equipment manufacturers who integrate our products into their systems for sale to end users. We also sell directly to end users. Our customers include leaders in the medical, industrial, and electronics markets. A typical OEM customer will usually evaluate our products and our ability to provide application support and customization before deciding to incorporate our products into their products or systems. Customers generally choose suppliers based on a number of factors, including product performance, reliability, application support, price, breadth of the supplier’s product offerings, the financial condition of the supplier and the geographical coverage offered by the supplier. Once certain of our products have been designed into a given OEM customer’s product or system, there are generally significant barriers to subsequent supplier changes, especially in the medical market.

Seasonality

While our sales are not highly seasonal on a consolidated basis, the sales of some of our individual product lines, particularly our visualization solutions, imaging informatics, and thermal printer products, are impacted by seasonality due to hospital budgeting cycles.

Backlog

As of December 31, 2014 and 2013, our consolidated backlog was approximately $82.1 million and $67.2 million, respectively. The majority of orders included in backlog represent open orders for products and services that, based on management’s projections, have a reasonable probability of being delivered over the subsequent twelve month period. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Management believes that backlog is not a meaningful indicator of future business prospects for any of our business segments due to the wide range of lead times required by our various types of customers and the ability of our customers to reschedule or cancel orders. Therefore, backlog as of any particular date should not be relied upon as indicative of our revenues for any future period.

Manufacturing

Manufacturing functions are performed internally when management chooses to maintain control over critical portions of the production process or for cost related reasons. To the extent it makes financial sense, we will consider outsourcing additional portions of the production process.

Products offered by our Laser Products segment are manufactured at facilities in Bedford, Massachusetts; Mukilteo, Washington; Rugby and Taunton, United Kingdom; and Suzhou, China. Products offered by our Medical Technologies segment are manufactured at facilities in Bedford, Massachusetts; Syracuse, New York; San Jose and Chatsworth, California; and Suzhou, China. Products offered by our Precision Motion segment are primarily manufactured at facilities in Bedford, Massachusetts; Poole, United Kingdom; and Suzhou, China.

Many of our products are manufactured under ISO 9001 certification and our visualization solutions, imaging informatics, thermal printers, and optical encoders products are manufactured under ISO13485 certification. Certain visualization solutions and imaging informatics products are manufactured under current good manufacturing practices (CGMP’s), which is a requirement of their medical device classification by the U.S. Food and Drug Administration (the “FDA”). In addition, certain visualization solutions and imaging informatics products are manufactured under section 510(k) of the FDA.

Research and Development and Engineering

We incur research and development and engineering expenses as part of our ongoing operations. The following table shows total research and development and engineering expenses as a percent of total sales for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Research and development and engineering expenses	$28,954	$23,787	$18,530
As a percentage of sales	7.9%	7.5%	7.6%

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

Competitive factors in our Laser Products, Medical Technologies, and Precision Motion segments include product performance, price, quality and reliability, features, compatibility of products with existing systems, technical support, product breadth, market presence, on-time delivery and our overall reputation. We believe that our products offer a number of competitive advantages. However, some of our competitors are substantially larger and have greater financial and other resources.

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

Human Resources

As of December 31, 2014 and 2013, we employed 1,418 and 1,287 employees, respectively. As of December 31, 2014 and 2013, there were 36 and 109 employees, respectively, of our discontinued businesses.

Geographic Information

We are a multinational company with approximately 61% of our 2014 sales outside the United States and approximately 18% of our property, plant and equipment, net, outside the United States at December 31, 2014. Geographic information is discussed in Note 16 to Consolidated Financial Statements. For a further discussion of the risks associated with our foreign operations, see applicable risk factors under Item 1A of this Annual Report on Form 10-K.

Government Regulation

Our current and contemplated activities and the products and processes that will result from such activities are subject to substantial government regulations, both in the United States and internationally.

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

A large portion of our product sales are dependent on the need for increased capacity or replacement of inefficient manufacturing processes. These sales tend to lag behind other businesses in an economic recovery. Weaknesses in our end markets could negatively impact our revenue, gross margin and operating expenses and consequently have a material adverse effect on our business, financial condition and results of operations. For instance, uncertainty in our medical and industrial end markets has caused customers in those markets to purchase fewer products from us during certain recent quarters. If such uncertainty continues or worsens, we may not be able to meet anticipated revenue levels on a quarterly or annual basis. Moreover, a severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our customers’ financial condition and the timing or levels of business activity of our customers and the industries we serve. In particular, reduced growth expectations in China and the uncertain European financial situation could have an impact on our customers’ financial condition and ability to maintain product orders in the future. This may reduce the demand for our products or depress pricing for our products and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products or services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

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

We experienced significant cyclical fluctuations in the past. We cannot assure you that such slowdowns will not recur or that the impact of such slowdowns will be more or less significant compared to historical fluctuations.

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

Our research and development efforts may not lead to the successful introduction of products within the time period our customers demand. Our competitors may introduce new or improved products, processes or technologies that make our current or proposed products obsolete or less competitive. We may encounter delays or problems in connection with our research and development efforts. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;
•	inability to manufacture new products cost effectively;
•	difficulties in reallocating engineering resources and overcoming resource limitations;
•	changing market or competitive product requirements; and
•	unanticipated engineering complexities.

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

Changes in customer order timing and the existence of certain other factors beyond our control may cause our operating results to fluctuate from period to period. Such factors include:

•	fluctuations in our customers’ businesses;
•	timing and recognition of revenues from customer orders;
•	timing and market acceptance of new products or enhancements introduced by us or our competitors;
•	availability of parts from our suppliers and the manufacturing capacity of our subcontractors;
•	decisions by customers to reduce their purchases of our products;
•	changes in the prices of our products or of our competitors’ products; and
•	fluctuations in exchange rates of foreign currencies.

Certain of our sales come from products with high selling prices and significant lead times. We may receive several large orders in one quarter from a customer and then receive no orders from that customer in the next quarter. As a result, the timing and recognition of sales from customer orders can cause significant fluctuations in our operating results from quarter to quarter. In addition, our sales are reactive to changes in our customers’ businesses. For instance, a customer that placed a large order in one period could subsequently experience a downturn in business and, as a result, could cancel an order or reduce the amount of products it purchases from us in future periods.

A delay in a shipment or failure to meet our revenue recognition criteria near the end of a reporting period due, for example, to rescheduling or cancellations by customers or to unexpected difficulties experienced by us may cause sales in the period to decline significantly and may have a material adverse effect on our operations for that period.

We cannot predict how the market will react to new products produced by us or to enhancements made to our existing products. If any of our new or enhanced products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, or if our competitors release similar products or enhancements at the same time as us that are more widely accepted by our customers, our sales and results of operations for one or more reporting periods could be adversely affected.

In addition, we or our competitors may raise or lower the prices of products in response to market demands or competitive pressures. If we lower the prices of our products, or if our competitors lower the prices of their products such that demand for our products weakens, our sales for one or more quarters may decline and our operating results would be adversely affected.  Changes in foreign currency exchange rates can also cause significant fluctuations in our results of operations from quarter to quarter.

As a result of these factors, our results of operations for any quarter are not necessarily indicative of results to be expected in future periods.

If we experience a significant disruption in, or breach in security of, our information technology systems, our business may be adversely affected.

We rely on information technology systems throughout the Company to manage orders, process shipments to customers, manage inventory levels and maintain financial information. Events could result in the disruption of our systems, including power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and other unforeseen events. If we were to experience a significant period of system disruption in information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in significant financial or reputational damage to us.

As we transact a portion of our sales, and maintain significant cash balances, in foreign currencies, changes in interest rates, credit ratings or foreign currency rates could have a material adverse effect on our operations, financial position, results of operations, and cash flows.

A portion of our sales are derived from our European and Asian operations and include transactions in Euros, British Pounds and Japanese Yen, while our products are mainly manufactured in the United States, United Kingdom and China. In the event of a decline in the value of the Euro, Japanese Yen or British Pound, we would typically experience a decline in our revenues and profit margins. If we increase the sale prices on our products sold in Europe and Japan in order to maintain profit margins and recover costs, we may lose customer sales to lower cost competitors.

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

During the year ended December 31, 2014, approximately 61% of our revenues from continuing operations were derived from operations and customers outside of the United States. The scope of our international operations subjects us to risks which could materially impact our results of operations, including:

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

Our operating results would suffer if we are unable to successfully defend against claims of infringement by third parties.

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

Our results of operations will be adversely affected if we fail to successfully integrate future acquisitions into our business or to grow the acquired businesses.

As part of our business strategy, we expect to broaden our product and service offerings by acquiring businesses, technologies, assets and product lines that we believe complement or expand our existing businesses. We have made, and expect to continue to make, acquisitions. We may fail to successfully integrate acquisitions into our business and, as a result, may fail to realize the synergies, cost savings and other benefits expected from acquisitions. If we are not able to successfully achieve these objectives, the anticipated benefits of such acquisitions may not be realized fully or at all, and our results of operations could be adversely affected.

Further, our ability to maintain and increase profitability of an acquired business will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. Our expectations to achieve more consistent and predictable levels of revenue and to increase profitability as a result of any acquisition may not be realized. Such revenues and profitability may even decline as we integrate operations into our business. If revenues of acquired businesses grow more slowly than we anticipate or decline, or if their operating expenses are higher than we expect, we may not be able to sustain or increase their profitability, in which case our financial condition will suffer and our stock price could decline. For example, reductions in orders by a customer within our Visualization Solutions product line have caused our revenues in that business in 2013 and 2014 to be lower than we had expected when we acquired the business. Moreover, our acquisition activities may divert management’s attention from our regular operations and managing a larger and more geographically dispersed operation and product portfolio could pose challenges for our management. In addition, through our acquisitions, we may assume liabilities, losses or costs for which we are not indemnified or insured or for which our indemnity or insurance is inadequate. Any such liabilities may have a material adverse effect on our financial position or results of operations.

Our business strategy may include making strategic divestitures. There can be no assurance that any divestitures will provide business benefit.

Our business strategy includes divesting certain non-core businesses. We sold certain assets and liabilities of our Laser Systems businesses in October 2012. During the second quarter of 2013, we sold our Semiconductor Systems business, and in July 2014, we sold our Scientific Lasers business. There may be additional sales of other non-core businesses in the future. The divestiture of an existing business could reduce our future profits and operating cash flows and make our financial results more volatile. A divestiture could also cause a decline in the price of our common shares and increased reliance on other elements of our core business operations. If we do not successfully manage the risks associated with a divestiture, our business, financial condition, and results of operations could be adversely affected. In addition, there could be other negative unforeseen effects from a divestiture. We also may not find suitable purchasers for our non-core businesses and may continue to pay operating costs associated with these businesses. Failed attempts to divest non-core businesses may distract management’s attention from other business activities, erode employee morale and customers’ confidence and harm our business.

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

Our ability to reduce operating expenses is dependent upon the nature of the actions we take to reduce expenses and our subsequent ability to implement those actions and realize expected cost savings. If global conditions deteriorate and unfavorably impact our business, we may need to take additional restructuring actions, such as eliminating or consolidating certain of our facilities, reducing our headcount or eliminating certain positions. Failure to successfully implement such restructuring activities could adversely affect our ability to meet customer demand for our products and could increase the cost of production versus our projections, both of which could adversely impact our operating and financial results. Further, expenses and cost inefficiencies associated with our restructuring activities, including severance costs and the loss of trained employees with knowledge of our business and operations, could exceed our expectations and negatively impact our financial results. The elimination or consolidation of operations could also result in restructuring charges that could adversely affect our results of operations and financial condition.

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

The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components and other goods required for the production and sale of some of our principal products are available from limited or single sources of supply. If the receipt of certain limited source or single source materials is delayed, our relationship with customers may be harmed if such delays cause us to miss our scheduled shipment deadlines. Certain of our businesses buy components, including limited or sole source items, from competitors of our other businesses, and certain of our businesses sell products to customers that compete with certain other segments of our business. This dynamic may adversely impact our relationship with these suppliers and customers. For example, these suppliers could increase the price of those components or reduce their supply of those components to us. Similarly, these customers could elect to manufacture products to meet their own requirements rather than purchasing products from us. Our businesses may be adversely affected by our other business relationships with customers and suppliers. Our current or alternative sources may not be able to continue to meet all of our demands on a timely basis. If suppliers or subcontractors experience difficulties or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms. A prolonged inability to obtain certain raw materials, key components or other goods is possible and could have an adverse effect on our business operations, and could damage our relationships with customers.

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

Certain medical devices that we manufacture are subject to regulations by the U.S. Food and Drug Administration and similar international agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales and distribution. If we fail to comply with such regulations, we may have to recall products and cease their manufacture and distribution, which would increase our costs and reduce our revenues.

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

Conflict minerals regulations will cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the SEC adopted rules requiring disclosures by public companies concerning tin, tantalum, tungsten and gold, known as Conflict Minerals that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rules require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. There are, and will be, costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to processes or sources of supply as a consequence of such verification activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

We rely on various centralized information systems throughout the Company to keep financial records, process orders, manage inventory, process shipments to customers, and operate other critical functions. Some of our existing systems are no longer supported by the software system providers and need to be upgraded or replaced. If we are unable to successfully implement new systems or upgrade the existing systems, particularly those that record, process or manage financial information, we may experience disruption in our operations and may be unable to recognize the expected benefits associated with new systems.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of December 31, 2014, our total assets included $158.0 million of net intangible assets, including goodwill. Net intangible assets consist principally of goodwill, customer relationships, patents, trademarks, core technologies and technology licenses. Goodwill and indefinite-lived intangible assets are tested for impairment at least on an annual basis. All other intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

Adverse changes in our business, adverse changes in the assumptions used to determine the fair value of our reporting units, or the failure to grow our businesses may result in impairment of our intangible assets, which could adversely affect our results of operations. For example, the Company recorded a non-cash impairment charge of $41.4 million in the consolidated financial statements for the year ended December 31, 2014, as a result of lower expectations for sales and operating profit from our NDS business.

Risks Relating to Taxes

Our ability to utilize our net operating loss carryforwards and other tax attributes is dependent on our ability to generate sufficient future taxable income.

As of December 31, 2014, our total net operating loss carryforwards totaled $4.5 million (tax effected). Our ability to use future tax deductions is dependent on our ability to generate sufficient future taxable income in tax jurisdictions in which we operate. The determination of our tax attributes and liabilities and any valuation allowance recorded against our net tax attributes requires significant judgment and complex analysis. We consistently evaluate our tax attributes based on taxes recoverable in the carryback period, existing deferred tax liabilities, tax planning strategies and projected future taxable income. Our ability to recover all of our tax attributes in certain jurisdictions depends upon our ability to continue to generate future profits. If actual results differ from our plans or we do not achieve the desired level of profitability in a given jurisdiction, we may be required to increase or record a valuation allowance on our tax attributes by taking a charge in the statement of operations.

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

GSI Group, Inc. is a holding company organized in Canada and is subject to Canadian tax laws. However, we are subject to U.S. tax rules and file U.S. federal income tax returns for our operations in the United States. In addition, distributions or payments from entities in one jurisdiction to entities in another jurisdiction may be subject to withholding taxes. We do not intend to operate in a manner that will cause GSI Group, Inc. to be treated as engaged in a U.S. trade or business or otherwise be subject to U.S. federal income taxes on its income, but it generally will be subject to U.S. federal withholding tax on certain U.S.-sourced passive income items, such as dividends and certain types of interest.

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

As of December 31, 2014, we had outstanding debt of $115.0 million under the amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”) and $95.0 million available to be drawn under the revolving credit facility. If we are unable to satisfy the conditions in the Amended and Restated Credit Agreement or our needs exceed the amounts available under the Senior Credit Facilities, we may need to engage in equity or debt financings to obtain additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution. Any new equity securities we issue could have rights, preferences and privileges superior to those of the holders of our common shares. Further, our Amended and Restated Credit Agreement restricts our ability to obtain additional debt financing from other sources. If we are unable to obtain adequate financing or obtain financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common shares.

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

Certain provisions of our articles of incorporation may delay or prevent a change in control of the Company.

Our corporate documents and our existence as a corporation under the laws of New Brunswick subject us to provisions of Canadian law that may enable our Board of Directors to resist a change in control of the Company. These provisions include:

•	limitations on persons authorized to call a special meeting of shareholders;
•	the ability to issue an unlimited number of common shares; and
•	advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of shareholders.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of the Company. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors of their choosing and cause us to take other corporate actions that shareholders desire. In addition, New Brunswick law provides that cumulative voting is mandatory in director elections which can result in stockholders holding less than a majority of shares being able to elect persons to the Board of Directors and prevent a majority stockholder from controlling the election of all of the directors.

Our existing indebtedness could adversely affect our future business, financial condition and results of operations.

As of December 31, 2014, we had $115.0 million of outstanding debt. This level of debt could have significant consequences on our future operations, including:

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

While our management and our independent registered public accounting firm concluded that our internal control over financial reporting was effective as of December 31, 2014, it is possible that material weaknesses may be identified in the future.

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

As part of our growth strategy, we may make additional acquisitions of privately held businesses. Prior to becoming part of our consolidated company, the acquired business would not be required to implement or maintain the disclosure controls and procedures or internal control over financial reporting that are required of public companies. We are required to integrate the acquired businesses into our consolidated company’s system of disclosure controls and procedures and internal control over financial reporting, but we cannot provide assurance as to how long the integration process may take for our recently acquired business or any business that we may acquire in the future. Additionally, we may need to improve our internal control or those of any business we acquire and may be required to design enhanced processes and controls in order to make such improvements. This could result in significant costs to us and could require us to divert substantial resources, including management time, from other activities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal owned and leased properties of the Company and its subsidiaries related to our continuing operations as of December 31, 2014 are listed in the table below.

Location	Principal Use	Current Segment (a)	Approximate Square Feet	Owned/Leased
Bedford, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administration	1,2,3,4	147,000	Leased; expires in 2019
Rugby, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administration	1	43,000	Leased; expires in 2019
Poole, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administration	3	51,000	Building owned; land leased through 2078
Mukilteo, Washington, USA	Manufacturing, R&D, Marketing, Sales and Administration	1	63,000	Owned
Suzhou, People’s Republic of China	Manufacturing, R&D, Marketing, Sales and Administration	1,2,3	55,000	Leased; expires in 2015
San Jose, California, USA	Manufacturing, R&D, Marketing, Sales and Administration	2	73,000	Leased; expires in 2019
North Syracuse, New York, USA	Manufacturing, R&D, Marketing, Sales and Administration	2	55,000	Leased; expires in 2029
Chatsworth, California, USA	Manufacturing, R&D, Marketing, Sales and Administration	2	22,000	Owned
Taunton, United Kingdom	Manufacturing, R&D, Marketing and Sales	1	19,000	Leased; expires in 2017

a)	The facilities house product lines that belong to the following segments:
1	— Laser Products Segment

2	— Medical Technologies Segment
3	— Precision Motion Segment
4	— Corporate

In connection with our senior credit facility, we entered into open ended deeds of trust for our properties in Orlando, Florida, Chatsworth, California and Mukilteo, Washington.

Additional research and development, sales, service and logistics sites are located in Germany, the Netherlands, Japan, China, Italy and Sri Lanka. These additional offices are leased facilities occupying approximately 43,000 square feet in the aggregate, and are related to our Laser Products, Medical Technologies and Precision Motion segments.

Our owned facility in Orlando, Florida and leased facilities in Lexington, Massachusetts were restructured and are not in use by the Company. These owned and leased facilities constitute approximately 80,000 and 33,000 square feet, respectively. In May 2013, we entered into a sublease agreement for our Lexington facility through December 2016.

In connection with the sale of our Scientific Lasers business, we assigned to the buyer the lease for the facility in San Jose, California, where the Scientific Lasers business operated. The buyer assumed all of our rights and obligations under the original lease, including the duty to pay the rent for the remainder term of the lease. So long as the buyer performs its obligations as the tenant, as required by the Asset and Equity Purchase Agreement for its acquisition of the Scientific Lasers business, the Company has no responsibilities for the lease. If the buyer should cease performance under the lease, however, the landlord could still pursue the Company as the original tenant until February 28, 2019, the end of the lease term. The Company has indemnification rights against the buyer under the Asset and Equity Purchase Agreement.

Item 3. Legal Proceedings

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

PART II

Item 5. Market for Registrant’s Common Shares, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

From December 29, 2010 to January 27, 2011, the Company’s common shares were quoted on the OTC Markets Group, Inc. under the trading symbol “LASRD.PK”. Between January 28 and February 14, 2011, the Company’s trading symbol was “LASR.PK”. Since February 14, 2011, the Company’s common shares, no par value, have traded on the NASDAQ Global Select Market under the trading symbol “GSIG”.

The following table sets forth the high and low prices of the Company’s common shares during the periods indicated.

	2014		2013
	High	Low	High	Low
First Quarter	$13.05	$10.33	$10.00	$8.40
Second Quarter	$13.60	$11.92	$8.88	$7.98
Third Quarter	$12.97	$11.29	$9.64	$8.18
Fourth Quarter	$14.87	$11.15	$11.24	$9.47

Holders

As of the close of business on February 20, 2015, there were approximately 38 holders of record of the Company’s common shares. Since many of the common shares are registered in “nominee” or “street” names, the Company believes that the total number of beneficial owners is considerably higher.

Dividend Policy

The Company has never declared or paid cash dividends on its common shares and does not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

During 2013, the Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock. The share repurchase plan does not obligate the Company to acquire any particular amount of our common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.

After the adoption of the share repurchase plan, the Company repurchased 50 thousand shares of our common stock for an aggregate purchase price of $0.5 million at an average price of $10.49 per share in December 2013. No repurchases occurred during the twelve months ended December 31, 2014.

Performance Graph

The following graph compares the cumulative total return to stockholders for the Company’s common shares for the period from December 31, 2009 through December 31, 2014 with the NASDAQ Composite Index, the S&P Technology Index and the Russell 2000 Index. The comparison assumes an investment of $100 is made on December 31, 2009 in the Company’s common shares and in each of the indices and, in the case of the indices, it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

The Company added the Russell 2000 Index (RUT) in 2014 as the Company believes that the Russell 2000 Index (RUT) closely aligns to the long-term strategic focus and growth outlook of the Company.

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
GSI Group Inc.	$100.00	$405.36	$391.95	$331.80	$430.65	$563.98
NASDAQ Composite Index	$100.00	$116.91	$114.81	$133.07	$184.06	$208.71
S&P Technology Index(1)	$100.00	$109.66	$104.82	$120.17	$148.71	$169.40
Russell 2000 Index(2)	$100.00	$125.31	$118.47	$135.81	$186.07	$192.63

(1)

The S&P 500 Information Technology Index is proprietary to and is calculated, distributed and marketed by S&P Opco, LLC (a subsidiary of S&P Dow Jones Indices LLC), its affiliates and/or its licensors and has been licensed for use.  S&P® and S&P 500®, among other famous marks, are registered trademarks of Standard & Poor’s Financial Services LLC, and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC. © 2013 S&P Dow Jones Indices LLC, its affiliates and/or its licensors. All rights reserved.

(2)	Copyright © Russell Investments 2015. All rights reserved.

Item 6. Selected Financial Data

The selected financial data set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the

consolidated financial statements and related notes thereto in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements.

The consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The prior period information stated herein has been revised to conform to the new presentation as a result of classifying certain of our businesses as discontinued operations.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$364,706	$316,910	$243,796	$269,697	$254,683
Gross profit	150,167	132,227	105,518	119,559	116,749
Operating expenses (1)	166,973	112,781	85,256	81,213	81,245
Operating income (loss) from continuing operations	(16,806)	19,446	20,262	38,346	35,505
Reorganization items(2)	—	—	—	—	(26,156)
Income (loss) from continuing operations before income taxes	(17,915)	16,177	16,702	26,553	(7,999)
Income tax provision (benefit)(3)	(1,006)	6,200	(11,595)	2,136	11,805
Income (loss) from continuing operations	(16,909)	9,977	28,297	24,417	(19,804)
Income (loss) from discontinued operations, net of tax	(5,607)	(2,054)	(10,974)	4,584	19,165
Gain (loss) on disposal of discontinued operations, net of tax(4)	(1,726)	(592)	2,255	—	—
Consolidated net income (loss)	(24,242)	7,331	19,578	29,001	(639)
Less: Net income attributable to noncontrolling interest	(10)	(22)	(40)	(28)	(48)
Net income (loss) attributable to GSI Group Inc.	$(24,252)	$7,309	$19,538	$28,973	$(687)
Earnings (loss) per common share from continuing operations:
Basic	$(0.49)	$0.29	$0.84	$0.73	$(0.84)
Diluted	$(0.49)	$0.29	$0.84	$0.73	$(0.84)
Loss per common share from discontinued operations:
Basic	$(0.21)	$(0.08)	$(0.26)	$0.14	$0.81
Diluted	$(0.21)	$(0.08)	$(0.26)	$0.13	$0.81
Earnings (loss) per common share attributable to GSI Group Inc.:
Basic	$(0.70)	$0.21	$0.58	$0.87	$(0.03)
Diluted	$(0.70)	$0.21	$0.58	$0.86	$(0.03)
Weighted average common shares outstanding—basic	34,352	34,073	33,775	33,481	23,703
Weighted average common shares outstanding—diluted	34,352	34,396	33,936	33,589	23,703

(1)	The Company recorded an impairment charge of $41.4 million in 2014 related to goodwill ($19.6 million) and intangible assets ($21.8 million) related to our NDS business acquired in January 2013.
(2)	The Company recorded $26.2 million in 2010 related to our bankruptcy proceedings. Refer to Note 1 in the accompanying consolidated financial statements.
(3)

The Company released $15.3 million of valuation allowance on deferred tax assets in 2012 based on the conclusion that it is more likely than not that its deferred tax assets in the U.S. and U.K. will be realized in the future. In 2010, the Company recorded $9.6 million unfavorable permanent differences in its income tax provisions primarily related to non-deductible bankruptcy costs.

(4)

The Company sold its Scientific Lasers business in 2014, Semiconductor Systems business in 2013 and Laser Systems business in 2012 and recorded a (loss) gain on disposal, net of tax, of ($1.7) million, ($0.6) million and $2.3 million, respectively.

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$51,146	$60,980	$65,788	$54,835	$56,781
Total assets	398,919	378,807	337,460	348,503	367,167
Debt, current	7,500	7,500	7,500	10,000	—
Debt, long-term	107,500	64,000	42,500	58,000	107,575
Long-term liabilities, excluding debt	25,951	10,917	11,308	22,440	21,250
Total stockholders’ equity	210,825	241,984	227,809	209,003	178,678

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K. The MD&A contains certain forward looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. These forward looking statements include, but are not limited to, anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; industry trends; market conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from acquisitions; anticipated impact of the NDS impairment charge; anticipated use of currency hedges; ability to repay our indebtedness; our intentions regarding the use of cash; and other statements that are not historical facts. These forward looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward looking statements. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” The words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward looking statements. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward looking statements.

Business Overview

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) design, develop, manufacture and sell precision photonic and motion control components and subsystems to Original Equipment Manufacturers (OEM’s) in the medical equipment and advanced industrial technology markets. Our highly engineered enabling technologies include laser sources, laser scanning and beam delivery products, optical data collection and machine vision technologies, medical visualization and informatics solutions and precision motion control products. We specialize in collaborating with OEM customers to adapt our component and subsystem technologies to deliver highly differentiated performance in their applications.

Our strategy is to drive sustainable, profitable growth through short-term and long-term initiatives, including:

•	improving our business mix to increase medical sales as a percentage of total revenue by:
-

introducing new products aimed at attractive medical applications such as minimally invasive and robotic surgery, ophthalmology, patient monitoring, drug delivery, diagnostic testing and life science research;

-	cross selling our entire product offering to the leading medical equipment manufacturers and;
-	pursuing complementary medical technology acquisitions;
•

increasing our penetration of high growth advanced industrial technology applications such as laser materials processing, robotics, automation, metrology, and via hole drilling by working closely with OEM customers to launch application specific products that closely match the requirements of each application;

•

broadening our portfolio of precision motion control products and capabilities through increased new product development investment in motion control product lines, expanded sales and marketing to reach target customers and, acquisitions of additional motion control product technologies used by existing customers;

•	broadening our product and service offerings through the acquisition of innovative and complementary technologies and solutions in medical and advanced industrial technology applications;
•	upgrading our existing operations to expand profit margins and improve customer satisfaction by implementing lean manufacturing principles and strategic sourcing across our major production sites; and
•	attracting, retaining, and developing talented and motivated employees.

Significant Events and Updates

Acquisition of JADAK

On March 14, 2014, we completed the acquisition of JADAK LLC, JADAK Technologies Inc. and Advance Data Capture Corporation (together, “JADAK”), a North Syracuse, New York-based provider of optical data collection and machine vision technologies to OEM medical device manufacturers, for $93.7 million in cash, net of working capital adjustments. The addition of the JADAK technology platforms expands our portfolio of highly-differentiated enabling technologies. JADAK provides data collection and machine vision solutions to its customers, which primarily consist of OEM medical device manufacturers. JADAK’s products are based on technologies that include barcode components and scanners, machine vision cameras, RFID technology, magnetic stripe readers, portable platforms and associated software. JADAK’s products are highly engineered, application-specific components that are developed and manufactured to meet the extremely high performance and quality requirements of major medical OEMs. JADAK’s products are used in medical equipment to increase safety and reduce medical errors by verifying patient identity, validating the specified therapy or function, and enhancing the accuracy of the medical procedure.

Discontinued Operations

On July 15, 2014, we completed the sale of our Scientific Lasers business operating under the Continuum brand name for $6.5 million in cash, net of working capital adjustments, and recognized a $1.7 million loss on sale, net of tax, in the consolidated statement of operations. The loss from discontinued operations of $5.6 million during 2014 includes a $3.0 million fair value write-down of the Scientific Lasers business to its estimated fair value less cost to sell. The Scientific Lasers purchase and sale agreement requires $1.5 million of the sales proceeds to be held in escrow that can be utilized as indemnification for certain representations and warranties claims against the Company until the expiration of the escrow arrangement in January 2016. The Company has recorded the $1.5 million escrow in other long term assets on the consolidated balance sheet.

We began to report the Scientific Lasers business as discontinued operations in the first quarter of 2014. As a result, prior period information related to the business has been reclassified into discontinued operations to conform to current period presentation. See Notes 1 and 4 to our Consolidated Financial Statements for further information.

NDS Escrow Recovery

On January 15, 2013, we completed the acquisition of NDS Surgical Imaging LLC (“NDS”), a San Jose, California-based company that designs, manufactures, and markets high definition visualization solutions and imaging informatics products for the surgical, patient monitoring and radiology end-markets, for $80.8 million in cash, net of working capital adjustments. On September 24, 2014, we received a payment of $5.4 million, the full remaining amount held in the escrow account established upon the closing of the acquisition. The escrow recovery resulted from the Company’s claims for a breach of certain terms of the January 15, 2013 Securities Purchase Agreement for the acquisition of NDS. The escrow recovery was accounted for as a reduction to goodwill as the $5.4 million payment was clearly and directly related to the acquisition price. The escrow recovery resulted in a final adjusted purchase price of $75.4 million.

NDS Impairment Charge

During the fourth quarter of 2014, the Company recorded a non-cash impairment charge of $41.4 million related to our NDS business in the consolidated financial statements for the year ended December 31, 2014. The impairment charge will not result in future cash expenditures, or otherwise impact the Company’s liquidity, cash flows, or compliance with its debt covenants.

Overview of Financial Results

Total sales for 2014 were $364.7 million, an increase of $47.8 million, or 15.1%, versus the prior year primarily as a result of the JADAK acquisition which accounted for $45.4 million or 14.3% of the increase in total sales. In addition, foreign exchange rates favorably impacted our sales by 0.1% during the year ended December 31, 2014. Excluding the impact of the JADAK acquisition and changes in foreign exchange rates, total sales for 2014 increased 0.7% versus the prior year. Our organic sales growth is summarized as follows:

% Change 2014 vs. 2013
Reported growth	15.1%
Less: Change attributable to JADAK acquisition	14.3%
Less: Change due to foreign currency	0.1%
Organic growth	0.7%

The organic growth in our sales for the year ended December 31, 2014 compared to the prior year was primarily attributable to growth in our Laser Products and Precision Motion segments offset by a decline in sales in our Medical Technologies segment. The increase in sales in our Laser Products segment was attributable to an increase in sales volume across our product portfolio. The growth in our Precision Motion segment was driven by increases in sales volume of optical encoders products. These increases were partially offset by a decline in sales in our Medical Technologies segment related to our visualization solutions product line.

Operating income from continuing operations for 2014 decreased $36.2 million, or 186.4%, from an operating income of $19.4 million in 2013 to an operating loss of $16.8 million. This decrease was primarily attributable to an impairment charge related to the NDS business of $41.4 million.

Diluted earnings per share (“EPS”) from continuing operations decreased $0.78 from an earnings per share of $0.29 in 2013 to a loss per share of ($0.49) in 2014. The decrease was primarily attributable to operating loss from continuing operations in the current year versus operating income from continuing operations in the prior year and an increase in interest expense as a result of higher average debt levels during 2014, offset by foreign currency gains in the current year versus foreign currency losses in the prior year, an increase in earnings from our equity-method investment in Laser Quantum and lower effective tax rate in the current year versus the prior year.

The specific components of our operating results for 2014, 2013 and 2012 are further discussed below.

Results of Operations

The following table sets forth our results of operations as a percentage of sales for the years indicated:

	2014	2013	2012
Sales	100.0%	100.0%	100.0%
Cost of sales	58.8	58.3	56.7
Gross profit	41.2	41.7	43.3
Operating expenses:
Research and development and engineering	7.9	7.5	7.6
Selling, general and administrative	23.1	24.1	24.5
Amortization of purchased intangible assets	2.8	2.3	1.1
Restructuring and acquisition related costs	0.6	1.7	1.8
Impairment of goodwill and intangible assets	11.4	—	—
Total operating expenses	45.8	35.6	35.0
Operating income (loss) from continuing operations	(4.6)	6.1	8.3
Interest income (expense), net	(1.4)	(1.1)	(1.1)
Foreign exchange transaction gains (losses), net	0.4	(0.4)	(0.6)
Other income (expense), net	0.7	0.5	0.2
Income (loss) from continuing operations before income taxes	(4.9)	5.1	6.8
Income tax provision (benefit)	(0.3)	2.0	(4.8)
Income (loss) from continuing operations	(4.6)	3.1	11.6
Loss from discontinued operations, net of tax	(1.6)	(0.6)	(4.5)
Gain (loss) on disposal of discontinued operations, net of tax	(0.4)	(0.2)	0.9
Consolidated net income (loss)	(6.6)	2.3	8.0
Less: Net income attributable to noncontrolling interest	—	—	—
Net income (loss) attributable to GSI Group Inc.	(6.6)%	2.3%	8.0%

Sales

The following table sets forth external sales by reportable segment for 2014, 2013 and 2012 (dollars in thousands):

				% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Laser Products	$177,726	$166,598	$158,639	6.7%	5.0%
Medical Technologies	122,187	90,276	25,915	35.3%	248.4%
Precision Motion	64,793	60,036	59,242	7.9%	1.3%
Total	$364,706	$316,910	$243,796	15.1%	30.0%

Laser Products

2014 Compared with 2013

Laser Products segment sales in 2014 increased by $11.1 million, or 6.7%, versus the prior year, due to growth across all product lines.  The sales growth was primarily due to an increase in sales of our CO2 lasers and fiber lasers products, driven by new product launches, new customer wins, and market growth. In addition, sales of our beam delivery products grew due to increased demand in material processing in advanced industrial markets.

2013 Compared with 2012

Laser Products segment sales in 2013 increased by $8.0 million, or 5.0%, versus the prior year. Sales growth was primarily attributable to growth in sales of our beam delivery products, driven by strong demand and greater market penetration of our laser scanning solutions products. In addition, CO2 lasers products experienced an increase in demand from customers in both marking and coding applications for the food, beverage and pharmaceutical industries.

Medical Technologies

2014 Compared with 2013

Medical Technologies segment sales in 2014 increased by $31.9 million, or 35.3%, versus the prior year. A $45.4 million increase in sales attributable to the JADAK acquisition was partially offset by a decline in sales in our visualization solutions products as a result of dual sourcing at an OEM customer that began in 2013, softness in medical equipment spending impacting our customer’s demand for our products, and delays in new product introductions.

2013 Compared with 2012

Medical Technologies segment sales in 2013 increased by $64.4 million, or 248.4%, versus the prior year. A $68.4 million increase in sales attributable to the NDS acquisition was partially offset by a decline in volume in our medical grade thermal printer products, which was largely driven by end of life programs with certain customer product platforms and, to a lesser extent, lower hospital capital spending.

Precision Motion

2014 Compared with 2013

Precision Motion segment sales in 2014 increased by $4.8 million, or 7.9%, versus the prior year. This increase was principally driven by increased sales of our optical encoders products as a result of a market share gain with a major OEM customer and new customer wins.

2013 Compared with 2012

Precision Motion segment sales in 2013 increased by $0.8 million, or 1.3%, versus the prior year. This increase was primarily due to an increase in sales of our air bearing spindles products, which experienced a short-term rebound in demand from the printed circuit board industry. This increase was offset by a decline in sales volume of our optical encoders products, which was driven by sales to a customer in the data storage market in 2012 that did not repeat in 2013.

Gross Profit

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Gross profit:
Laser Products	$74,224	$68,819	$66,498
Medical Technologies	48,678	35,824	13,149
Precision Motion	28,333	27,778	26,796
Corporate	(1,068)	(194)	(925)
Total	$150,167	$132,227	$105,518
Gross profit margin:
Laser Products	41.8%	41.3%	41.9%
Medical Technologies	39.8%	39.7%	50.7%
Precision Motion	43.7%	46.3%	45.2%

Total	41.2%	41.7%	43.3%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Laser Products

2014 Compared with 2013

Laser Products segment gross profit in 2014 increased $5.4 million, or 7.9%, versus the prior year primarily due to an increase in sales and an increase in gross profit margin. Laser Products segment gross profit margin was 41.8% for 2014, compared with a gross profit margin of 41.3% for the prior year. The 0.5 percentage point increase in gross profit margin was primarily attributable to productivity improvements as a result of our manufacturing process improvement initiatives and margin improvements in our fiber lasers products.

2013 Compared with 2012

Laser Products segment gross profit for 2013 increased $2.3 million, or 3.5%, versus the prior year primarily due to an increase in sales. Laser Products segment gross profit margin was 41.3% for 2013, compared with a gross profit margin of 41.9% for the prior year. The 0.6 percentage point decrease in gross profit margin was primarily attributable to unfavorable impact of higher sales of our fiber lasers which had a negative impact on our gross profit margin and new product launches in our CO2 lasers products, which temporarily increased our production costs.

Medical Technologies

2014 Compared with 2013

Medical Technologies segment gross profit for 2014 increased $12.9 million, or 35.9%, versus the prior year. The increase was primarily attributable to the JADAK acquisition in March 2014, which accounted for an $18.9 million increase in gross profit year over year, partially offset by a decline in gross profit for our visualization solutions products due to lower sales. Medical Technologies segment gross profit margin remained relatively flat year over year. Included in gross profit was amortization of developed technologies and amortization of inventory fair value step-ups of $3.7 million and $3.1 million for the years ended December 31, 2014 and December 31, 2013, respectively.

2013 Compared with 2012

Medical Technologies segment gross profit for 2013 increased $22.7 million, or 172.4%, versus the prior year primarily due to the acquisition of NDS in January 2013. Excluding the impact of NDS, gross profit decreased by $2.6 million, or 19.5%, primarily attributable to lower sales of our medical grade thermal printers products. Medical Technologies segment gross profit margin was 39.7% for 2013, compared with a gross profit margin of 50.7% for the prior year. The 11.0 percentage point decrease in gross profit margin percentage was primarily driven by the acquisition of NDS, which included $3.1 million in intangibles amortization and acquisition fair value adjustments.

Precision Motion

2014 Compared with 2013

Precision Motion segment gross profit for 2014 increased $0.6 million, or 2.0%, versus the prior year primarily due to an increase in sales volume of our optical encoders products. Precision Motion segment gross profit margin was 43.7% for 2014, versus a gross profit margin of 46.3% for the prior year. The 2.6 percentage point decrease in gross profit margin was a consequence of manufacturing ramp-up costs.

2013 Compared with 2012

Precision Motion segment gross profit for 2013 increased $1.0 million, or 3.7%, versus the prior year primarily due to an increase in both sales and gross profit margin. Precision Motion segment gross profit margin was 46.3% for 2013, compared with a gross profit margin of 45.2% for the prior year. The 1.1 percentage point increase in gross profit margin was driven by product mix and cost savings from our 2012 restructuring program.

Operating Expenses

The following table sets forth operating expenses for 2014, 2013 and 2012 (dollars in thousands):

				% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Research and development and engineering	$28,954	$23,787	$18,530	21.7%	28.4%
Selling, general and administrative	84,380	76,337	59,707	10.5%	27.9%
Amortization of purchased intangible assets	10,262	7,270	2,650	41.2%	174.3%
Restructuring and acquisition related costs	1,935	5,387	4,369	(64.1)%	23.3%
Impairment of goodwill and intangible assets	41,442	—	—	N/A	N/A
Total	$166,973	$112,781	$85,256	48.1%	32.3%

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation and related expenses and cost of materials for R&D projects.

2014 Compared with 2013

R&D expenses were $29.0 million, or 7.9% of sales, in 2014, versus $23.8 million, or 7.5% of sales, in 2013. R&D expenses increased in terms of total dollars primarily due to the acquisition of JADAK.

2013 Compared with 2012

R&D expenses were $23.8 million, or 7.5% of sales, in 2013, versus $18.5 million, or 7.6% of sales, in 2012. R&D expenses, in terms of total dollars, increased primarily due to the acquisition of NDS. The increase was partially offset by lower employee compensation as a result of our restructuring plans and lower project costs in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems and executive management.

2014 Compared with 2013

SG&A expenses were $84.4 million, or 23.1% of sales, in 2014, versus $76.3 million, or 24.1% of sales, in 2013. SG&A expenses increased in terms of total dollars primarily due to the acquisition of JADAK.

2013 Compared with 2012

SG&A expenses were $76.3 million, or 24.1% of sales, in 2013, versus $59.7 million, or 24.5% of sales, in 2012. SG&A expenses increased in terms of total dollars due to the acquisition of NDS and, to a lesser extent, from the increase in employee compensation versus the prior year.

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

2014 Compared with 2013

Amortization of purchased intangible assets, excluding the amortization for developed technologies that is included in cost of sales, was $10.3 million, or 2.8% of sales, in 2014, versus $7.3 million, or 2.3% of sales, in 2013. The increase, in terms of total dollars and as a percentage of sales, was related to the amortization of acquired intangible assets from the JADAK acquisition.

2013 Compared with 2012

Amortization of purchased intangible assets, excluding the amortization of core technologies, was $7.3 million, or 2.3% of sales, in 2013, versus $2.7 million, or 1.1% of sales, in 2012. The increase, in terms of total dollars and as a percentage of sales, was related to the amortization of acquired intangible assets as part of the NDS acquisition.

Restructuring and Acquisition Related Costs

Restructuring and acquisition related charges primarily relate to our prior year restructuring programs as well as the acquisition related costs incurred for the acquisition of JADAK in March 2014 and NDS in January 2013.

2014 Compared with 2013

The Company recorded restructuring and acquisition related costs of $1.9 million in 2014, versus $5.4 million in 2013. We recognized acquisition related costs of $1.5 million in 2014, which included expenses of $0.6 million recognized under earn-out agreements in connection with the JADAK acquisition. We recorded restructuring costs of $0.4 million primarily related to depreciation on our Orlando, Florida facility. The decrease in restructuring and acquisition related costs is primarily due to the decrease in costs related to prior year restructuring programs. Acquisition related costs were $1.6 million during 2013.

2013 Compared with 2012

The Company recorded restructuring and acquisition related costs of $5.4 million in 2013, versus $4.4 million in 2012. The increase in restructuring and acquisition related costs primarily related to higher acquisition related charges, which related to the acquisition of NDS in January 2013 and JADAK in March 2014. Acquisition related charges totaled $1.6 million and $0.8 million during 2013 and 2012, respectively.

In January 2013, the Company consolidated our laser scanners business into our Bedford, Massachusetts production facility. In addition, the Company also recorded severance charges associated with our 2011 and 2013 restructuring plans.

Impairment of Goodwill and Intangible Assets

The Company recorded a non-cash impairment charge of $41.4 million in the consolidated financial statements for the year ended December 31, 2014 as a result of lower expectations for sales and operating profit from our NDS business.

Operating Income (Loss) by Segment

The following table sets forth operating income by segment for 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Operating Income (Loss) from Continuing Operations
Laser Products	$33,053	$25,143	$24,480
Medical Technologies	(43,079)	3,566	8,285
Precision Motion	13,023	12,062	9,482
Corporate, shared services and unallocated	(19,803)	(21,325)	(21,985)
Total	$(16,806)	$19,446	$20,262

Laser Products

2014 Compared with 2013

Laser Products operating income from continuing operations for 2014 increased by $7.9 million, or 31.5%, from 2013 primarily due to an increase in gross profit of $5.4 million and a $2.0 million decrease in restructuring and acquisition related costs compared to the prior year. Amortization of intangible assets for the laser products segment was $4.1 million in both 2014 and 2013.

2013 Compared with 2012

Laser Products operating income for 2013 increased by $0.7 million, or 2.7%, from 2012 primarily due to higher profitability from our laser scanners products, offset by a decrease in operating income from our CO2 lasers products. Restructuring charges were $1.9 million in 2013, compared to $0.9 million in 2012. The increase in restructuring costs primarily relates to the relocation of the laser scanners product line in 2013. Amortization of intangible assets for the Laser Products segment was $4.1 million in both 2013 and 2012.

Medical Technologies

2014 Compared with 2013

Medical Technologies operating income from continuing operations decreased by $46.6 million from 2013 to an operating loss of $43.1 million in 2014 primarily due to the NDS goodwill and intangible assets impairment charge of $41.4 million, an increase in amortization of intangibles and amortization of our inventory fair value step-ups of $3.7 million and a decline in visualization solutions revenue, partially offset by an increase in operating income from continuing operations as a result of the JADAK acquisition.

2013 Compared with 2012

Medical Technologies operating income for 2013 decreased by $4.7 million, or 57.0%, from 2012 primarily due to an increase in amortization of intangibles and inventory fair value step-ups related to the acquisition of NDS totaling $7.4 million and an increase in restructuring costs of $0.9 million compared to zero in the prior year.

Precision Motion

2014 Compared with 2013

Precision Motion operating income from continuing operations for 2014 increased by $1.0 million, or 8.0%, from 2013 primarily due to an increase in gross profit of $0.6 million and a $0.4 million decrease in restructuring costs.

2013 Compared with 2012

Precision Motion operating income for 2013 increased by $2.6 million, or 27.2%, from 2012. The increase in operating income was primarily due to an increase in gross margin and lower operating costs as a result of our restructuring plans related to our air bearing spindles product line. Restructuring charges were $0.4 million in 2013 compared to $1.0 million in 2012.

Corporate, Shared Services and Unallocated

Corporate, shared services and unallocated costs primarily represent costs of corporate and shared service functions, management incentive compensation, stock-based compensation, and other public company costs that are not allocated to the operating segments, including certain restructuring and all acquisition related costs.

2014 Compared with 2013

Loss from corporate, shared services and unallocated costs for 2014 decreased by $1.5 million, or 7.1%, from 2013, primarily due to lower restructuring and acquisition costs. Restructuring and acquisition related costs were $1.5 million in 2014, compared to $2.2 million in 2013.

2013 Compared with 2012

Corporate, shared services and unallocated costs for 2013 were consistent with 2012.

Interest Income (Expense), Foreign Exchange Transaction Gains (Losses), and Other Income (Expense), Net

The following table sets forth interest income (expense), net, foreign exchange transaction gains (losses), net and other income (expense), net for 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Interest income (expense), net	$(5,096)	$(3,468)	$(2,792)
Foreign exchange transaction gains (losses), net	1,281	(1,301)	(1,347)
Other income (expense), net	2,706	1,500	579
Total	$(1,109)	$(3,269)	$(3,560)

Interest Income (Expense), Net

2014 Compared with 2013

The increase in net interest expense in 2014 versus the prior year was the result of higher average debt levels and higher average interest rates during 2014. The higher debt levels in 2014 were the result of borrowings to fund the JADAK acquisition in March 2014. The weighted average interest rate on our Senior Credit Facilities was 3.25% and 2.83% during 2014 and 2013, respectively. Included in net interest expense was non-cash interest expense of approximately $1.0 million and $0.9 million in 2014 and 2013, respectively, related to amortization of deferred financing costs on our debt.

2013 Compared with 2012

The increase in net interest expense from 2012 to 2013 was the result of higher average debt outstanding during 2013, which was partially offset by lower average interest rates. The higher debt levels in 2013 were the result of borrowings to fund the NDS acquisition in January 2013. The weighted average interest rate on the Senior Credit Facilities was 2.83% and 3.35% during 2013 and 2012, respectively. Included in net interest expense was non-cash interest expense of $0.9 million and $1.0 million in 2013 and 2012, respectively, related to amortization of deferred financing costs on our debt.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were $1.3 million, ($1.3) million and ($1.3) million during 2014, 2013 and 2012, respectively, due to the performance of the U.S. Dollar against the Euro, British Pound and Japanese Yen.

Other Income (Expense), Net

Other income (expense), net, was $2.7 million, $1.5 million and $0.6 million in 2014, 2013 and 2012, respectively. Other income (expense), net, increased as a result of higher earnings from our equity-method investment in Laser Quantum and an increase in ownership. As a result of a share buy-back program by Laser Quantum, our equity ownership percentage increased from 25.1% to 41.2% during the second quarter of 2013.

The summarized financial information for Laser Quantum is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Sales	$23,013	$16,269	$13,039
Income from operations	$7,434	$4,720	$3,592
Net income	$6,627	$3,745	$2,215

Income Taxes

2014 Compared with 2013

We recorded a tax benefit of $1.0 million in 2014, as compared to a tax expense of $6.2 million in 2013. The effective tax rate for 2014 was 5.6% of loss before taxes, compared to an effective tax rate of 38.3% of income before taxes for 2013. Our effective tax rate in 2014 differs from the Canadian statutory rate of 27.0% primarily due to $4.6 million additional valuation allowance on net operating losses in Canada and certain other jurisdictions, which was partially offset by $1.1 million of international tax rate differences and a $1.7 million benefit associated with R&D tax credits generated during the year.

As a significant portion of the NDS goodwill and intangible assets impairment charge was recognized in Canada, we had a $20.2 million loss before taxes in Canada in 2014 where we do not recognize any tax benefit as a result of the full valuation allowance on deferred tax assets. This significantly reduced the income tax benefit as a percentage of the loss before taxes as reported in the consolidated statement of operations for 2014.

2013 Compared with 2012

We recorded a tax expense of $6.2 million in 2013, as compared to a tax benefit of $11.6 million in 2012. The effective tax rate for 2013 was 38.3% of income before taxes, compared to an effective tax rate of (69.4%) of income before taxes for 2012. Our tax rate in 2013 differs from the Canadian statutory rate of 26.0% primarily due to additional valuation allowance on net operating losses in certain jurisdictions offset by a tax benefit for tax credits generated during the year.

Discontinued Operations

2014 Compared with 2013

Loss from discontinued operations, net of tax, was $7.3 million and $2.7 million during 2014 and 2013, respectively. The increase in the loss from discontinued operations was primarily due to the sale of the Scientific Lasers business, which resulted in a $3.0 million fair value write-down of the Scientific Lasers business and an impairment charge of $0.5 million in connection with our joint venture investment in Excel Laser Technology Private Limited, which is part of our Scientific Lasers business.

In July 2014, we completed the sale of the Scientific Lasers business for $6.5 million in cash, net of working capital adjustments. We recorded a $1.7 million loss on the sale, net of tax, in the consolidated statement of operations.

2013 Compared with 2012

Loss from discontinued operations, net of tax, was $2.7 million and $8.7 million during 2013 and 2012, respectively. The decrease in the loss was primarily due to the sale of the Semiconductor Systems and Laser Systems businesses in May 2013 and October 2012, respectively, offset by severance paid to Semiconductor Systems employees during 2013 as a result of the sale.

In May 2013, we consummated the sale of the Semiconductor Systems business for $9.7 million in cash, including working capital adjustments of $1.7 million received in September 2013. We recognized a $0.4 million loss on the sale, net of tax, in the consolidated statements of operations during 2013.

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

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. The Company expects to fund the share repurchase through cash on hand and future cash flow from operations. There were no share repurchases in 2014. As of December 31, 2014, the Company has cumulatively repurchased 50 thousand shares of its common stock for an aggregate amount of $0.5 million.

As of December 31, 2014, $22.4 million of our $51.1 million cash and cash equivalents was held by our subsidiaries outside of the United States and Canada. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries. However, in certain instances, we have identified excess cash for which we may repatriate and have established liabilities for the expected tax cost. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

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

As of December 31, 2014, we had term loans of $35.0 million and revolving loans of $80.0 million outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements as stated in the Fourth Amendment and our compliance there with as of December 31, 2014.

	Requirement	Actual December 31, 2014
Maximum consolidated leverage ratio	3.00	2.07
Minimum consolidated fixed charge coverage ratio	1.50	3.59

In addition, the Amended and Restated Credit Agreement contains various other customary representations, warranties and covenants applicable to the Company and its subsidiaries, including: (i) limitations on certain payments; (ii) limitations on fundamental changes involving the Company; (iii) limitations on the disposition of assets; and (iv) limitations on indebtedness, investments, and liens.

Cash Flows

Cash and cash equivalents totaled $51.1 million at December 31, 2014, versus $61.0 million at December 31, 2013. The net decrease in cash and cash equivalents is primarily related to cash outflows for the acquisition of JADAK of $93.7 million, repayments of our debt of $33.5 million, and capital expenditures of $6.3 million. These outflows were offset by net cash inflows from operating activities of $42.3 million, borrowings of $77.0 million under our Senior Credit Facilities, proceeds of $5.4 million related to the recovery of an escrow claim for the acquisition of NDS and net cash proceeds from the sale of our Scientific Lasers business totaling $4.7 million.

The following table summarizes our cash and cash equivalent balances, cash flows and unused and available funds on our revolving credit facility for the years indicated (in thousands):

	2014	2013	2012
Cash and cash equivalents	$51,146	$60,980	$65,788
Net cash provided by operating activities of continuing operations	$43,990	$56,178	$33,088
Net cash used in investing activities of continuing operations	$(93,541)	$(85,297)	$(3,353)
Net cash provided by (used in) financing activities of continuing operations	$40,281	$18,574	$(21,112)
Unused and available funds under revolving credit facility	$95,000	$46,000	$75,000

Operating Cash Flows

Cash provided by operating activities of continuing operations was $44.0 million in 2014 versus $56.2 million and $33.1 million in 2013 and 2012, respectively. Cash provided by operating activities of continuing operations decreased in 2014 by $12.2 million primarily due to net tax refunds of $11.8 million received in 2013 as a result of the settlement with the IRS. Cash provided by operating activities of continuing operations was positively impacted by a decrease in our days sales outstanding from 56 days at December 31, 2013 to 53 days at December 31, 2014 and a decrease in inventory as our inventory turnover ratio increased from 3.2 at December 31, 2013 to 3.3 at December 31, 2014. Cash provided by operating activities of continuing operations was negatively impacted by a decrease in our days payables outstanding from 48 days at December 31, 2013 to 45 days at December 31, 2014.

Cash provided by operating activities of continuing operations in 2013 was primarily related to higher profit after adding back to net income non-cash adjustments for depreciation and amortization, share-based compensation and deferred income taxes of $28.9 million and the net tax refund of $11.8 million received as a result of the settlement with IRS. The $33.1 million of cash provided by operating activities of continuing operations in 2012 was primarily related to our income from continuing operations of $28.3 million.

Cash used in operating activities of discontinued operations was $1.7 million in 2014, versus $7.0 million and $4.7 million in 2013 and 2012, respectively. The $5.3 million decrease in cash used in operating activities of discontinued operations in 2014 from the prior year, was primarily related to the divestiture of the Scientific Lasers business in 2014 and divestiture of the Semiconductor Systems business in 2013. The $2.3 million increase in cash used in operating activities of discontinued operations in 2013 from 2012 was primarily related to lower cash flows from accounts receivable from discontinued operations in 2013 versus 2012.

Investing Cash Flows

Cash used in investing activities of continuing operations was $93.5 million during 2014 primarily due to cash consideration of $93.7 million paid for the JADAK acquisition in March 2014 and $5.4 million in capital expenditures, partially offset by proceeds of $5.4 million from an escrow claim related to the NDS acquisition.

Cash used in investing activities of continuing operations of $85.3 million in 2013 was primarily due to cash consideration of $80.8 million paid for the NDS acquisition and $4.8 million in capital expenditures. This compares to cash used in investing activities of continuing operations of $3.4 million in 2012 primarily related to capital expenditures.

Cash provided by investing activities of discontinued operations was $3.8 million during 2014, primarily related to $4.7 million of net proceeds from the sale of the Scientific Lasers business, offset by capital expenditures of $0.9 million. This compares to cash provided by investing activities of discontinued operations in 2013 of $12.3 million, primarily related to $8.2 million in net proceeds from the sale of the Semiconductor Systems business and $4.6 million in net proceeds from the sale of our East Setauket, New York facility which was part of our Scientific Lasers business. Cash provided by investing activities of discontinued operations in 2012 was driven by the sale of our Laser Systems business of $7.0 million, partially offset by $0.8 million in capital expenditures.

On February 19, 2015, the Company paid $13.9 million in cash for the acquisition of Applimotion Inc. utilizing cash on hand as well as borrowing under our revolving credit facility. We have no material commitments to purchase plant property and equipment and expect such expenditures to be approximately $6 million to $7 million in 2015.

Financing Cash Flows

Cash provided by financing activities of continuing operations was $40.3 million during 2014, primarily due to $77.0 million of borrowings under our revolving credit facility used to pay a portion of the cash consideration paid for the JADAK acquisition, partially offset by $7.5 million for our contractual term loan payments and $26.0 million of optional repayments of borrowings under our revolving credit facility. Cash provided by financing activities of continuing operations was $18.6 million during 2013, primarily due to $60.0 million of borrowings under our revolving credit facility used to pay for a portion of the cash consideration paid for the NDS acquisition, partially offset by $7.5 million for our contractual term loan payments and $31.0 million of optional repayments of borrowings under our revolving credit facility. Cash used in financing activities of continuing operations was $21.1 million during 2012, primarily due to $23.0 million in debt repayments, offset by the $5.0 million of borrowings under our revolving credit facility related to the Amended and Restated Credit Agreement. During 2012, we also paid $1.8 million for debt issuance costs.

We expect to use $8.8 million of cash in 2015 for financing activities, comprised of quarterly contractual payments of $1.9 million on our term loan facility, and $1.3 million for our capital lease obligations. In addition, from time to time we may make payments to pay down our revolving credit facility with future cash flows generated from operating activities.

Other Liquidity Matters

Pension Plans

We maintain two defined benefit pension plans—one plan in the U.K. (the “U.K. Plan”) and one plan in Japan (the “Japan Plan”). Our U.K. Plan was closed to new members in 1997 and stopped accruing additional pension benefits for existing members in 2003, thereby limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation as of the date the plan was frozen. On July 1, 2013, the Company provided a Guarantee (the “Guarantee”) in favor of the trustees of the U.K. Plan with respect to all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally and in any capacity whatsoever) of GSI Group Limited, a wholly owned subsidiary of GSI Group Inc. We amended the Japan Plan in December 2014 and will convert it into a defined contribution plan in the first quarter of 2015. The Company has included the effect of this plan amendment in the expense calculation for 2014.

Our funding policy is to fund pensions based on actuarial methods as permitted by regulatory authorities. The results of funding valuations depend on the assumptions that we make with regard to attributes such as asset returns, rates of members’ benefits increases, mortality, retail price inflation and other market driven changes. The assumptions used represent one estimate of a possible future outcome. The final cost to us will be determined by events as they actually become known. Due to the underfunded positions that our U.K. Plan currently has and potential changes in the actual outcomes relative to our assumptions, we may have to increase payments to fund this plan in the future.

In August 2013, we agreed to increase our annual funding contributions for the U.K. Plan from approximately $0.8 million to $1.0 million annually through 2021. The Japanese plan will be terminated in the first quarter of 2015.  The accrued retirement allowance amount calculated by Japanese retirement benefit rules on a voluntary retirement basis as of March 1, 2015 (excess of plan assets), will be transferred over 4 years to each employee’s new defined contribution plan account.

As a result of the covenant that exists between our U.K. subsidiary and the Plan Trustees regarding the funding of the U.K. Plan, our ability to transfer assets outside our U.K. subsidiary, and its wholly owned subsidiary in China, may be limited.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2014 and the effect such obligations are expected to have on liquidity and cash flow in future years. We have excluded the future cash payments for unrecognized tax benefits, including interest and penalties, in the amount of $7.3 million because we are uncertain if and when such amounts may be settled. These unrecognized tax benefits have been classified as long-term liabilities on the consolidated balance sheets and have been further explained in Note 13 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
	(In thousands)
Senior Credit Facilities (1)	$115,000	$7,500	$107,500	$—	$—
Interest on Senior Credit Facilities (2)	8,736	3,238	5,498	—	—
Capital leases	14,601	1,261	2,551	1,744	9,045
Operating leases (3)	22,319	4,888	7,214	4,612	5,605
Purchase commitments (4)	51,003	49,462	1,541	—	—
U.K. pension plan (5)	6,772	1,034	2,159	2,285	1,294
Total contractual cash obligations	$218,431	$67,383	$126,463	$8,641	$15,944

(1)

On December 27, 2012, we entered into an amended and restated credit agreement. As of December 31, 2014, a total of $35.0 million of term loan debt and $80.0 million of revolving credit facility were outstanding under the Senior Credit Facilities. The term loan is payable in 12 quarterly installments of $1.9 million with the remaining amount due upon maturity in December 2017. The revolving credit facility is due at maturity in 2017.

(2)

For the purpose of this calculation, interest rates on floating rate obligation (LIBOR plus applicable margin, as defined in the Amended and Restated Credit Agreement) were used throughout the contractual life of the term loan.

(3)

These amounts primarily represent the gross amounts due for facilities that are leased. The amounts include payments due with respect to both active operating facilities and idle facilities that have been vacated as a result of our restructuring actions.

(4)	Purchase commitments represent unconditional purchase obligations as of December 31, 2014.
(5)

Assumes funding obligations equivalent to $1.0 million per year, increasing 2.9% through January 2021 based on annual funding contributions in effect as of December 31, 2014. Future funding requirements will be affected by various actuarial assumptions and actual experience of the pension plan.

Off-Balance Sheet Arrangements

Through December 31, 2014, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, inventory valuation, assessment of the valuation of goodwill, intangible assets and tangible long-lived assets, employee benefit plans, restructuring charges, accounting for income taxes, and accounting for loss contingencies. Actual results could differ significantly from our estimates in the future.

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

The Laser Products, Medical Technologies, and Precision Motion segments have revenue transactions that are comprised of both single-element and multiple-element transactions. Multiple-element transactions may include two or more products and may occasionally contain installation, training, non-standard/extended warranties, or preventative maintenance plans. For multiple-element transactions, revenue is generally recognized upon shipment, using the relative selling price method per Accounting Standards Codification (“ASC”) 605-25 “Revenue – Multiple-Element Arrangements”. Single-element transactions are typically recognized upon shipment at their contractually stated price.

Installation and training are generally routine processes that occur within a short period of time from delivery and we have concluded that these obligations are inconsequential and perfunctory.

The Company generally provides warranties for its products. The standard warranty period is typically 12 to 24 months for the Laser Products and Precision Motion segments and 12 months to 60 months for the Medical Technologies segment. The standard warranty period for product sales is accounted for under the provisions of ASC 450 “Contingencies”, as the Company has the ability to ascertain the likelihood of the liability and can reasonably estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of goods sold at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations is based on historical experience and expectations of future conditions. To the extent the Company experiences warranty claims or costs associated with servicing those claims that differ from the original estimates, revisions to the estimated warranty liability are recorded at that time, with an offsetting entry recorded to cost of goods sold. On occasion, the Company sells separately priced non-standard/extended warranty services or preventative maintenance plans, which are accounted for in accordance with provisions of ASC 605-20-25-3, “Separately Priced Extended Warranty and Product Maintenance Contracts”. Under this guidance, we recognize the separately priced extended/non-standard warranty and preventative maintenance fees ratably over the associated period.

At the request of our customers, we may at times perform professional services, generally for the maintenance and repairs of products previously sold to those customers. These services are usually in the form of time and materials based contracts which are short in duration. Revenue for time and materials services is recorded at the completion of services requested under a customer’s purchase order.

We typically negotiate trade discounts and agreed terms in advance of order acceptance and record any such items as a reduction of revenue. Our revenue recognition policy allows for revenue to be recognized under arrangements where the payment terms are 180 days or less, presuming all other revenue recognition criteria have been met. From time to time, based on our review of customer creditworthiness and other factors, we may provide our customers with payment terms that exceed 180 days. To the extent all other revenue recognition criteria have been met, we recognize revenue for these extended payment arrangements as the payments become due. During 2014, no customers were extended credit beyond 180 days.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. Upon adoption, an entity may apply the new guidance either retrospectively to each prior reporting period presented or retrospectively only to customer contracts not yet completed as of the date of adoption with the cumulative effect of initially applying the standard recognized in beginning retained earnings at the date of the initial application. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

Inventories. Inventories, which include materials and conversion costs, are stated at the lower of cost or market, using a first-in, first-out method. We periodically review these values to ascertain that market value of the inventory continues to exceed its recorded cost. Generally, reductions in value of inventory below cost are caused by technological obsolescence of the inventory.

We regularly review inventory quantities on hand and, when necessary, record provisions for excess and obsolete inventory based on either our forecasted product demand and production requirements or historical trailing usage of the product. If our sales do not materialize as planned or at historical levels, we may have to increase our reserve for excess and obsolete inventory, which would reduce our earnings. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

Valuation of Long-lived Assets. The purchase price we pay for acquired companies is allocated first to the identifiable assets acquired and liabilities assumed at their fair value. Any excess purchase price is then allocated to goodwill. We make various assumptions and estimates in order to assign fair value to acquired tangible and intangible assets and liabilities, including those associated with cash flow forecasts, as well as discount rates and customer attrition rates, among others. Actual cash flows may vary from forecasts used to value the intangible assets at the time of the business combination.

Our most significant identifiable intangible assets are customer relationships, acquired technologies, trademarks and trade names. In addition to our review of the carrying values of each asset, the useful life assumptions for each asset, including the classification of certain intangible assets as “indefinite lived”, are reviewed on a periodic basis to determine if changes in circumstances warrant revisions to them. All definite-lived intangible assets are amortized over the periods in which their economic benefits are expected to be realized.

Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with ASC 350, “Intangibles—Goodwill and Other.” We test our goodwill balances annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Should the fair value of the Company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary. In performing the test, we utilize the two-step approach which requires a comparison of the carrying value of each of our reporting units to the fair value of these reporting units. The Company’s product lines generally correspond with its reporting units which is the level at which the Company evaluates its goodwill, intangible assets and other long-lived assets for impairment. If the carrying value of a reporting unit exceeds its fair value, we calculate the implied fair value of the reporting unit’s goodwill and compare it to the carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The fair value of a reporting unit is primarily based on a discounted cash flow (“DCF”) method. The DCF approach requires that we forecast future cash flows for each of the reporting units and discount the cash flow streams based on a weighted average cost of capital (“WACC”) that is derived, in part, from comparable companies within similar industries. The DCF calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The carrying values of each reporting unit include assets and liabilities which relate to the reporting unit’s operations. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a proportional basis.

Our indefinite-lived intangible assets include trade names that were acquired as part of our acquisition of Excel Technologies Inc. in 2008. We assess these indefinite-lived intangible assets for impairment on an annual basis, and more frequently if impairment indicators are identified. We also periodically reassess their continuing classification as indefinite-lived intangible assets. Impairment exists if the fair value of the intangible asset is less than its carrying value. An impairment charge equal to the difference is recorded to reduce the carrying value to its fair value.

We evaluate amortizable intangible assets and other long-lived assets for impairment in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”, whenever changes in events or circumstances indicate that carrying values may exceed their undiscounted cash flow forecasts. If undiscounted cash flow forecasts indicate that the carrying value of a definite-lived intangible asset or other long-lived asset may not be recoverable, a fair value assessment is performed. For intangible assets, fair value estimates are derived from discounted cash flow forecasts. For other long-lived assets (primarily property, plant and equipment), fair value estimates are derived from the sources most appropriate for the particular asset and have historically included such approaches as sales comparison approach and replacement cost approach. If fair value is less than carrying value, an impairment charge equal to the difference is recorded. We also review the useful life and residual value assumptions for definite-lived intangible assets and other long-lived assets on a periodic basis to determine if changes in circumstances warrant revisions to them.

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

The occurrence of any of these events or any other unforeseeable event or circumstance that materially affects future operating results or cash flows may cause an impairment that is material to our results of operations or financial position in the reporting period in which it occurs or is identified.

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2014, noting no impairment. Implied fair values of all reporting units exceeded their carrying values by at least 10%. For the annual impairment test performed during the second quarter of 2014, the Company forecasted growth in the NDS business due to expected new product launches in 2014, higher demand for NDS’s current products, and an expectation that all products of the NDS business would continue to be sold.

During the fourth quarter of 2014, the Company completed its annual operating plan for the NDS business following the MEDICA and RSNA tradeshows, two main tradeshows for the NDS business. Expectations for sales and operating profit were lowered significantly versus prior forecasts. The lower expectations for sales and operating profit were driven by a strategic decision to discontinue certain NDS products, lack of seasonal uptick during the fourth quarter of 2014 attributable to slower than expected hospital capital expenditures, and lower than expected customer orders from the fourth quarter tradeshows.

In considering the above mentioned factors, the Company determined that a triggering event occurred in the fourth quarter of 2014 and that an interim impairment review of the goodwill and intangible assets related to the NDS reporting unit was necessary.  First, the Company performed a long-lived asset recoverability test in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”, on the lowest level of identifiable cash flows, which was determined to be the NDS business.  The recoverability test compared the carrying value of the NDS business to the undiscounted cash flows. As a result of this recoverability test, the Company determined that the assets were not recoverable.  The Company then determined the fair value of the NDS business using a discounted cash flow methodology, which resulted in a $21.8 million intangible assets impairment charge in the fourth quarter of 2014. The impairment charge is reflected in the operating results of the Medical Technologies segment.

Subsequent to impairing the NDS business’s long-lived assets, step one of the goodwill impairment analysis was performed.  As the carrying value of the NDS reporting unit exceeded its implied fair value, the Company performed the second step of the goodwill test, comparing the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the impairment loss. After completing the second step of the goodwill impairment test, the Company recorded a $19.6 million goodwill impairment charge in the fourth quarter of 2014. The impairment charge is reflected in the operating results of the Medical Technologies segment.

We maintain a significant balance in our goodwill, intangible assets and other long-lived assets. The following table shows the breakdown of goodwill, intangibles and property, plant and equipment by reportable segment as of December 31, 2014 (in thousands):

	Goodwill	Intangible Assets	Property, Plant & Equipment
Laser Products	$30,493	$25,850	$9,123
Medical Technologies	51,008	40,079	13,309
Precision Motion	9,245	1,313	4,244
Corporate, shared services and unallocated	—	—	13,412
Total	$90,746	$67,242	$40,088

Pension Plans. Two of our subsidiaries, located in the U.K. and Japan, maintain defined benefit pension plans.

Our pension plan in the U.K (the “U.K. Plan”) was closed to new membership in 1997 and stopped accruing for additional pension benefits for existing members in 2003, limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation as of the date the plan was frozen, adjusted for inflation. At December 31, 2014, the market value of the plan assets was $5.8 million, or 14.7%, less than the projected benefit obligation.

The cost and obligations of our U.K. Plan are calculated using many assumptions to estimate the benefits, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for this pension plan include the discount rate, rate of inflation, and expected return on plan assets. Assumptions are determined each year based on data and appropriate market indicators in consultation with a third-party actuary. Should any of these assumptions change, they would have an effect on net periodic pension cost and the unfunded benefit obligation at year end. A 50 basis point decrease in the discount rate as of December 31, 2014 would change the pension obligation by $3.7 million.

Our Japanese pension plan is a tax qualified plan that covers substantially all Japanese employees. Benefits are based on years of service and the employee’s compensation at retirement. We fund the plan periodically to meet requirements for current benefit payments as well as a portion of future benefits as permitted by local regulations. Since this is an active plan, a significant portion of the pension benefit obligation is determined based on the rate of future compensation increases. We purchase annuities under group insurance contracts. In December 2014, the Company amended the Japan Plan, which will be terminated on March 1, 2015 and replaced by a defined contribution plan. Upon termination, the plan assets will be transferred to each employee’s deferred contribution plan account. The loss resulting from this amendment was recognized in 2014. At December 31, 2014, the market value of the plan assets was $0.3 million less than the projected benefit obligation. Changes in assumptions are not material to this plan.

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

In conjunction with our ongoing review of our actual results and anticipated future earnings, we continuously reassess the possibility of increasing the valuation allowance currently in place on our deferred tax assets. We recorded a valuation allowance against current year net operating losses of $0.6 million during the year ended December 31, 2014. The increase of our valuation allowance was determined in accordance with the provisions of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. Based on historical operating income and continuing projected income, future reversals of temporary differences and tax planning strategies, we have concluded that sufficient negative evidence indicates that it is not more likely than not that deferred tax assets will be realized.

The amount of income taxes we pay is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our tax liabilities in the period that the assessments are made or resolved, or when the statute of limitations for certain periods expires. As of December 31, 2014, the total amount of gross unrecognized tax benefits was $6.3 million, of which $4.1 million would favorably affect our effective tax rate, if recognized. As of December 31, 2013, the amount of gross unrecognized tax benefits totaled approximately $7.1, of which $4.9 million would favorably affect our effective tax rate, if recognized. Over the next twelve months, the Company may need to record up to $0.7 million of previously unrecognized tax benefits in the event of statute of limitations closures. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. Furthermore, we believe that we have adequately provided for all income tax uncertainties.

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in nature. This amount becomes taxable upon a repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. The amount of undistributed earnings of foreign subsidiaries totaled $15.8 million as of December 31, 2014. Determination of the amount of any unrecognized deferred income tax liabilities on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

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

Foreign Currency Exchange Rate Risk and Sensitivity

We are exposed to changes in foreign currency exchange rates which could affect operating results as well as our financial position and cash flows. The primary foreign currency denominated transactions include revenue and expenses and the resulting accounts receivable and accounts payable balances reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the Euro, British Pound and Japanese Yen.

A hypothetical depreciation of 10% in foreign currency exchange rate, primarily cumulative translation adjustments from the quoted foreign currency exchange rates as of December 31, 2014 would impact shareholder equity by $9.1 million or 4%. We did not hold foreign currency rate derivative contracts as of December 31, 2014.

Interest Rates

Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We have $115.0 million of outstanding variable rate debt as of December 31, 2014. A 100 basis point increase in interest rates at December 31, 2014 would increase our annual pre-tax interest expense by approximately $1.2 million. We do not actively trade derivative financial instruments, but may use them in the future to manage interest rate positions associated with our debt instruments. We did not hold interest rate derivative contracts as of December 31, 2014.

Item 8. Financial Statements and Supplementary Data

GSI GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GSI Group Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of GSI Group Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Controls Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Controls Over Financial Reporting appearing under Item 9A, management has excluded JADAK from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014.  We have also excluded JADAK from our audit of internal control over financial reporting.  JADAK is a wholly-owned subsidiary whose total assets and total revenues represent 7% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of GSI Group Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of GSI Group Inc. for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements of GSI Group Inc. referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 18, 2013, except for Notes 1 and 4, as to which the date is March 6, 2015

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$51,146	$60,980
Accounts receivable, net of allowance of $282 and $575, respectively	51,494	48,552
Inventories	62,943	58,290
Income taxes receivable	5,906	5,715
Deferred tax assets	5,971	5,122
Prepaid expenses and other current assets	5,236	5,134
Assets of discontinued operations	631	17,836
Total current assets	183,327	201,629
Property, plant and equipment, net	40,088	31,303
Deferred tax assets	2,912	—
Other assets	14,604	9,426
Intangible assets, net	67,242	65,293
Goodwill	90,746	71,156
Total assets	$398,919	$378,807
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,500	$7,500
Accounts payable	25,592	24,361
Income taxes payable	1,189	1,018
Deferred tax liabilities	208	177
Accrued expenses and other current liabilities	19,401	22,288
Liabilities of discontinued operations	324	6,143
Total current liabilities	54,214	61,487
Long-term debt	107,500	64,000
Deferred tax liabilities	35	293
Income taxes payable	7,097	5,596
Other liabilities	18,819	5,028
Total liabilities	187,665	136,404
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,219 and 33,991, respectively	423,856	423,856
Additional paid-in capital	28,590	25,383
Accumulated deficit	(225,165)	(200,913)
Accumulated other comprehensive loss	(16,456)	(6,342)
Total GSI Group Inc. stockholders’ equity	210,825	241,984
Noncontrolling interest	429	419
Total stockholders’ equity	211,254	242,403
Total liabilities and stockholders’ equity	$398,919	$378,807

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Sales	$364,706	$316,910	$243,796
Cost of sales	214,539	184,683	138,278
Gross profit	150,167	132,227	105,518
Operating expenses:
Research and development and engineering	28,954	23,787	18,530
Selling, general and administrative	84,380	76,337	59,707
Amortization of purchased intangible assets	10,262	7,270	2,650
Restructuring and acquisition related costs	1,935	5,387	4,369
Impairment of goodwill and intangible assets	41,442	—	—
Total operating expenses	166,973	112,781	85,256
Operating income (loss) from continuing operations	(16,806)	19,446	20,262
Interest income (expense), net	(5,096)	(3,468)	(2,792)
Foreign exchange transaction gains (losses), net	1,281	(1,301)	(1,347)
Other income (expense), net	2,706	1,500	579
Income (loss) from continuing operations before income taxes	(17,915)	16,177	16,702
Income tax provision (benefit)	(1,006)	6,200	(11,595)
Income (loss) from continuing operations	(16,909)	9,977	28,297
Loss from discontinued operations, net of tax	(5,607)	(2,054)	(10,974)
Gain (loss) on disposal of discontinued operations, net of tax	(1,726)	(592)	2,255
Consolidated net income (loss)	(24,242)	7,331	19,578
Less: Net income attributable to noncontrolling interest	(10)	(22)	(40)
Net income (loss) attributable to GSI Group Inc.	$(24,252)	$7,309	$19,538

Earnings (loss) per common share from continuing operations:
Basic	$(0.49)	$0.29	$0.84
Diluted	$(0.49)	$0.29	$0.84
Loss per common share from discontinued operations:
Basic	$(0.21)	$(0.08)	$(0.26)
Diluted	$(0.21)	$(0.08)	$(0.26)
Earnings (loss) per common share attributable to GSI Group Inc.:
Basic	$(0.70)	$0.21	$0.58
Diluted	$(0.70)	$0.21	$0.58

Weighted average common shares outstanding—basic	34,352	34,073	33,775
Weighted average common shares outstanding—diluted	34,352	34,396	33,936

Amounts attributable to GSI Group Inc.:
Income (loss) from continuing operations	$(16,909)	$9,977	$28,297
Loss from discontinued operations	(7,343)	(2,668)	(8,759)
Net income (loss)	$(24,252)	$7,309	$19,538

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

	2014	2013	2012
Consolidated net income (loss)	$(24,242)	$7,331	$19,578
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(6,968)	54	(1,510)
Pension liability adjustments, net of tax (2)	(3,146)	3,353	(3,215)
Total other comprehensive income (loss)	(10,114)	3,407	(4,725)
Total consolidated comprehensive income (loss)	(34,356)	10,738	14,853
Less: Comprehensive income attributable to noncontrolling interest	(10)	(22)	(40)
Comprehensive income (loss) attributable to GSI Group Inc.	$(34,366)	$10,716	$14,813

(1)	The tax effect on this component of comprehensive income was $622, $477 and $1,942 in 2014, 2013 and 2012, respectively.
(2)	The tax effect on this component of comprehensive income was ($906), $900 and ($829) in 2014, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

	GSI Group Inc. Stockholders
	Capital Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Noncontrolling
	# of Shares	Amount	Capital	Income (Loss)	Deficit)	Interest	Total
Balance at December 31, 2011	33,478	$423,856	$17,931	$(5,024)	$(227,760)	$357	$209,360
Net income	—	—	—	—	19,538	40	19,578
Issuance of common stock upon vesting of non-vested stock awards	383	—	—	—	—	—	—
Share-based compensation	—	—	4,631	—	—	—	4,631
Net settlement of vested stock awards	(65)	—	(543)	—	—	—	(543)
Tax benefit (shortfalls) of vested stock awards	—	—	(95)	—	—	—	(95)
Other comprehensive loss, net of tax	—	—	—	(4,725)	—	—	(4,725)
Balance at December 31, 2012	33,796	423,856	21,924	(9,749)	(208,222)	397	228,206
Net income	—	—	—	—	7,309	22	7,331
Issuance of common stock upon vesting of non-vested stock awards	395	—	—	—	—	—	—
Repurchase of common stock	(50)	—	(526)	—	—	—	(526)
Share-based compensation	—	—	5,624	—	—	—	5,624
Net settlement of vested stock awards	(150)	—	(1,495)	—	—	—	(1,495)
Tax benefit (shortfalls) of vested stock awards	—	—	(144)	—	—	—	(144)
Other comprehensive income, net of tax	—	—	—	3,407	—	—	3,407
Balance at December 31, 2013	33,991	423,856	25,383	(6,342)	(200,913)	419	242,403
Net income (loss)	—	—	—	—	(24,252)	10	(24,242)
Issuance of common stock upon vesting of non-vested stock awards	362	—	—	—	—	—	—
Share-based compensation	—	—	4,659	—	—	—	4,659
Net settlement of vested stock awards	(134)	—	(1,666)	—	—	—	(1,666)
Tax benefit (shortfalls) of vested stock awards	—	—	214	—	—	—	214
Other comprehensive loss, net of tax	—	—	—	(10,114)	—	—	(10,114)
Balance at December 31, 2014	34,219	$423,856	$28,590	$(16,456)	$(225,165)	$429	$211,254

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Consolidated net income (loss)	$(24,242)	$7,331	$19,578
Less: Loss from discontinued operations, net of tax	7,333	2,646	8,719
Income (loss) from continuing operations	(16,909)	9,977	28,297
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	23,797	19,570	12,458
Provision for inventory excess and obsolescence	832	1,582	1,853
Impairment of goodwill and intangible assets	41,442	—	—
Share-based compensation	4,329	5,442	4,534
Deferred income taxes	(6,736)	3,886	(17,430)
Earnings from equity investment	(2,700)	(1,469)	(556)
Non-cash interest expense	1,379	965	1,049
Other non-cash items	1,586	1,230	422
Changes in assets and liabilities which provided (used) cash, excluding effects from businesses purchased or classified as held for sale:
Accounts receivable	3,526	(1,826)	(2,330)
Inventories	(991)	(1,688)	(1,889)
Prepaid expenses and other current assets	(527)	854	282
Income taxes receivable	(206)	10,848	6,161
Accounts payable, accrued expenses, deferred revenue and other current liabilities	(4,698)	5,958	7,155
Long-term income taxes payable	(158)	532	(6,291)
Other non-current assets and liabilities	24	317	(627)
Cash provided by operating activities of continuing operations	43,990	56,178	33,088
Cash used in operating activities of discontinued operations	(1,701)	(6,978)	(4,658)
Cash provided by operating activities	42,289	49,200	28,430
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,415)	(4,777)	(3,521)
Acquisition of businesses, net of cash acquired and escrow recovery	(88,238)	(80,773)	—
Proceeds from the sale of property, plant and equipment	112	253	168
Cash used in investing activities of continuing operations	(93,541)	(85,297)	(3,353)
Cash provided by investing activities of discontinued operations	3,768	12,341	6,328
Cash provided by (used in) investing activities	(89,773)	(72,956)	2,975
Cash flows from financing activities:
Borrowings under revolving credit facility	77,000	60,000	5,000
Repayments of long-term debt and revolving credit facility	(33,500)	(38,500)	(23,000)
Payments for debt issuance costs	(712)	(145)	(1,826)
Payments of withholding taxes from stock-based awards	(1,666)	(1,495)	(543)
Other financing activities	(841)	(1,286)	(743)
Cash provided by (used in) financing activities of continuing operations	40,281	18,574	(21,112)
Cash provided by (used in) financing activities of discontinued operations	—	—	—
Cash provided by (used in ) financing activities	40,281	18,574	(21,112)
Effect of exchange rates on cash and cash equivalents	(2,631)	374	660
Increase (decrease) in cash and cash equivalents	(9,834)	(4,808)	10,953
Cash and cash equivalents, beginning of year	60,980	65,788	54,835
Cash and cash equivalents, end of year	$51,146	$60,980	$65,788
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,793	$2,291	$2,067
Cash paid for income taxes	$6,087	$2,197	$3,440
Income tax refunds received	$931	$12,607	$222
Supplemental disclosure of non-cash investing activity:
Accrual for capital expenditures	$26	$184	$925
Supplemental disclosure of non-cash financing activity:
Assets acquired under capital lease obligation	$10,438	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

1. Organization and Presentation

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) design, develop, manufacture and sell precision photonic and motion control components and subsystems primarily to original equipment manufacturers (“OEM’s”) in the medical equipment and advanced industrial technology markets. Our highly engineered enabling technologies include laser sources, laser scanning and beam delivery products, optical data collection and machine vision technologies, medical visualization and informatics solutions, and precision motion control products. We specialize in collaborating with OEM customers to adapt our component and subsystem technologies to deliver highly differentiated performance in their applications.

Basis of Presentation

These consolidated financial statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles, applied on a consistent basis.

Basis of Consolidation

The consolidated financial statements include the accounts of GSI Group Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. The Company’s 50% owned joint venture, Excel Laser Technology Private Limited (the “India JV”), has been consolidated since it is a variable interest entity and the Company is considered the primary beneficiary of the joint venture. The India JV is reported as discontinued operations in the Company’s consolidated financial statements because it was part of the Scientific Lasers business that the Company divested in July 2014. The Company records noncontrolling interest in its consolidated statements of operations for the ownership interest of the minority owners of the India JV. Financial information related to the joint venture is not considered material to the consolidated financial statements. The Company is currently in negotiations with the joint venture partner to dissolve the joint venture.

The Company accounts for investments in businesses in which it owns between 20% and 50% using the equity method.

Reclassifications

In the first quarter of 2014, the Company’s Board of Directors committed to a plan to sell the Scientific Lasers business which sold products and services under the Continuum brand name within the Laser Products segment. The Company determined that the asset held-for-sale criteria were satisfied and began to report the Scientific Lasers business as discontinued operations in the first quarter of 2014. As a result, prior period information related to the business has been reclassified into discontinued operations to conform to current period presentation. The discontinued business has been excluded from the following Notes to Consolidated Financial Statements unless otherwise stated. See Note 4 to Consolidated Financial Statements for further information on discontinued operations.

Bankruptcy

In 2008, the Company did not file its quarterly report on Form 10-Q for the quarter ended September 26, 2008 within the time period required by the rules and regulations of the Securities and Exchange Commission (“SEC”) as a result of errors discovered by the Company in its application of revenue recognition standards concerning multiple-element revenue arrangements. The delay in the quarterly report on Form 10-Q caused a noncompliance with a covenant in the indenture governing the $210.0 million of 11% unsecured senior notes due 2013 (the “2008 Senior Notes”). On June 30, 2009, the Company reached an agreement with certain beneficial owners holding greater than 75% of the outstanding aggregate principal amount of the 2008 Senior Notes on a non-binding term sheet to consensually restructure the outstanding obligations under the 2008 Senior Notes. Between December 2008 and March 2009, the Company announced that it had discovered material errors related to its revenue recognition affecting 2004 through 2008 and that the annual reports for 2006, 2007 and 2008 and quarterly reports through the second quarter of 2008 should not be relied upon. In November 2009, the NASDAQ announced that the Company’s common stock was delisted and ceased trading on the NASDAQ Global Select Market as a result of the continued delays in the Company’s periodic filings with the SEC.

On November 20, 2009 (the “Petition Date”), GSI Group Inc. and two of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (the “Chapter 11 Cases”). Following the Petition Date, the Company continued to operate its business as “debtors-in-possession” in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In late December 2009, the United States trustee overseeing the Chapter 11 Cases appointed an Official Committee of Equity Security

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

Holders (the “Equity Committee”) to represent the interests of the Company’s equity holders. In May 2010, the Company filed the final Chapter 11 reorganization plan (the “Final Chapter 11 Plan”) with the Bankruptcy Court.

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

Listing of Common Shares

The Company’s common shares were approved for listing on The NASDAQ Global Select Market on February 9, 2011 and began trading on February 14, 2011 under the symbol “GSIG”.

2. Summary of Significant Accounting Policies

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

Long-Term Investments

At December 31, 2014 and 2013, the Company had a 41% equity investment in a privately held company located in the United Kingdom, Laser Quantum Ltd. (“Laser Quantum”). During the second quarter of 2013, the Company’s ownership percentage increased from 25% to 41% as a result of a stock buyback program by Laser Quantum. The Company continues to use the equity method to record the results of this entity as it does not have a controlling interest in the entity. The Company recognized investment income of $2.7 million, $1.5 million and $0.6 million during 2014, 2013 and 2012, respectively, which is included in other income (expense) in the accompanying consolidated statements of operations. The Company’s net investment balance was $8.0 million and $5.7 million at December 31, 2014 and 2013, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

The summarized financial information for Laser Quantum is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Sales	$23,013	$16,269	$13,039
Income from operations	$7,434	$4,720	$3,592
Net income	$6,627	$3,745	$2,215

	Year Ended December 31,
	2014	2013
Total assets (1)	$25,423	$20,990
Total liabilities	$2,482	$4,240

(1)	Total assets at December 31, 2014 and 2013 include cash and cash equivalent of $17.1 million and $13.6 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. The Company maintains an allowance for doubtful accounts based on the Company’s best estimate of probable credit losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance based on a variety of factors including the age of amounts outstanding relative to their contractual due date, specific customer factors, and other known risks and economic trends. Charges recorded to the allowance for doubtful accounts are reflected as selling, general and administrative expenses and are recorded in the period that the outstanding receivables are determined to be uncollectible. Account balances are charged off against the allowance when the Company believes it is probable that the receivable will not be recovered.

For the years ended December 31, 2014, 2013 and 2012, the allowance for doubtful accounts was as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$575	$294	$224
Provision charged to selling, general and administrative expenses	30	301	278
Allowance resulting from acquisitions	52	117	—
Write-offs, net of recoveries of amounts previously reserved	(352)	(159)	(222)
Exchange rate changes	(23)	22	14
Balance at end of year	$282	$575	$294

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, adjusted for any impairment, less accumulated depreciation. The Company uses the straight-line method to calculate the depreciation of its fixed assets over their estimated useful lives. Estimated useful lives for buildings and building improvements range from 3 to 30 years and 1 to 10 years for machinery and equipment. Leasehold improvements are amortized over the lesser of their useful lives or lease terms, including any renewal period options that are reasonably assured of being exercised. Repairs and maintenance costs are expensed as incurred. Certain costs to develop software for internal use are capitalized when the criteria under Accounting Standards Codification (“ASC”) 350-40, “Internal-Use Software,” are met. Lease arrangements meeting the criteria of ASC 840-30, “Leases – Capital Leases,” are capitalized based on the present value of future lease payments and depreciated over the term of the lease.

Goodwill, Intangibles and Long-Lived Assets

Goodwill represents the excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities acquired. For business combinations, allocations of the purchase price are based upon a valuation of assets and liabilities acquired. Assets acquired and liabilities assumed are recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets are based on valuations using an income approach, with estimates and assumptions provided by management of the acquired companies and the Company. In connection with its acquisition of Excel Technologies, Inc. (“Excel”) in 2008, the Company acquired certain trade names that are classified as intangible assets with indefinite lives. Goodwill and indefinite-lived intangibles are not amortized but are assessed for impairment at least annually to ensure their current fair values exceed their carrying values.

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

Impairment Charges

Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with ASC 350, “Intangibles—Goodwill and Other”. This guidance specifies that goodwill and other intangible assets must be periodically tested for impairment. The Company tests its goodwill balances annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. The Company utilizes a quantitative analysis to test goodwill for impairment. This two-step approach requires a comparison of the carrying value of each of the Company’s reporting units to the fair value of these reporting units. The fair value of a reporting unit is primarily based on a discounted cash flow (“DCF”) method with a weighted average cost of capital. If the carrying value of a reporting unit exceeds its fair value, the Company calculates the implied fair value of the reporting unit’s goodwill and compares it to the goodwill’s carrying value. If the carrying value of the goodwill exceeds its implied fair value, an impairment charge is recorded for the difference.

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

The carrying amounts of definite-lived long-lived assets are reviewed for impairment whenever changes in events or circumstances indicate that their carrying values may not be recoverable. The recoverability of carrying value is generally determined by comparison of the asset group’s carrying value to its undiscounted future cash flows. When this test indicates the potential for impairment, a fair value assessment is performed. Once an impairment is determined and measured, an impairment charge is recorded for the difference between the carrying value and the fair value of the impaired asset.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

Accumulated Other Comprehensive Income (Loss)

In 2013, the Company adopted Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income”. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income (loss) in the financial statements.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Revenue recognition requires judgment and estimates, which may affect the amount and timing of revenue recognized in any given period.

The Company’s revenue transactions are comprised of both single-element and multiple-element transactions. Multiple-element transactions may include two or more products and occasionally also contain installation, training, non-standard/extended warranties, or preventative maintenance plans. For multiple-element transactions, revenue is generally recognized upon shipment, using the relative selling price method per ASC 605-25 “Revenue – Multiple-Element Arrangements”. Single-element transactions are typically recognized upon shipment at their contractually stated price.

Installation and training are generally routine processes that occur within a short period of time following delivery and the Company has concluded that these obligations are inconsequential and perfunctory.

The Company generally provides warranties for its products. The standard warranty period is typically 12 to 24 months for the Laser Products and Precision Motion segments and 12 months to 60 months for the Medical Technologies segment. The standard warranty period for product sales is accounted for under the provisions of ASC 450 “Contingencies”, as the Company has the ability to ascertain the likelihood of the liability, and can estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of goods sold at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations are based on historical experience and expectations of future conditions. To the extent the Company experiences warranty claims or costs associated with servicing those claims that differ from the original estimates, revisions to the estimated warranty liability are recorded at that time.

The Company occasionally sells optional extended/non-standard warranty services and preventative maintenance contracts to customers. The Company accounts for these agreements in accordance with provisions of ASC 605-20-25-3, “Separately Priced Extended Warranty and Product Maintenance Contracts,” under which it recognizes the separately priced extended warranty and preventative maintenance fees ratably over the associated period.

The Company, at the request of its customers, may at times perform professional services, generally for the maintenance and repairs of products previously sold to those customers. These services are usually in the form of time and materials based contracts which are short in duration. Revenue for time and material services is recorded at the completion of services requested under a customer’s purchase order.

The Company typically negotiates trade discounts and agreed terms in advance of order acceptance and records any such items as a reduction of revenue. The Company’s revenue recognition policy allows for revenue to be recognized under arrangements where the payment terms are 180 days or less, presuming all other revenue recognition criteria have been met. From time to time, based on the Company’s review of customer creditworthiness and other factors, the Company may provide its customers with payment terms that exceed 180 days. To the extent all other revenue recognition criteria have been met, the Company recognizes revenue for these extended payment arrangements when payment is due. During 2014, no customers were extended credit beyond 180 days.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

Research and Development and Engineering Costs

Research and development and engineering (“R&D”) expenses are primarily comprised of employee related expenses and cost of materials for R&D projects. These costs are expensed as incurred.

Share-Based Compensation

The Company records the expense associated with share-based compensation awards to employees and directors based on the fair value of awards as of the grant date. For stock-based compensation awards that vest over time based on employment, such expenses are recognized in the consolidated statements of operations ratably over the vesting period of the award, net of estimated forfeitures. For performance-based restricted stock units, stock-based compensation expenses are recognized ratably over the vesting period when it is probable that the performance targets are expected to be achieved based on management’s projections.

Shipping & Handling Costs

Shipping and handling costs are recorded in cost of goods sold.

Advertising Costs

Advertising costs are expensed to selling, general and administrative expense as incurred and were not material for 2014, 2013 and 2012.

Restructuring and Acquisition Related Costs

The Company accounted for its restructuring activities in accordance with the provisions of ASC 420, “Exit or Disposal Cost Obligations”. The Company makes assumptions related to the amounts of employee severance benefits and related costs, the time period over which facilities will remain vacant, useful lives and residual value of long-lived assets, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation is recognized. These estimates are reviewed and revised as facts and circumstances dictate.

Acquisition related costs incurred to effect a business combination, including finder’s fees, legal, valuation and other professional or consulting fees, are expensed as incurred. Acquisition related costs also include expenses recognized under earn-out agreements in connection with the JADAK acquisition.

Accounting for Income Taxes

The asset and liability method is used to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that it is more likely than not that such benefits will be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that some or all of the related tax benefits will not be realized in the future and is assessed periodically to determine whether it is more likely than not that the tax benefits will be realized in the future and that such valuation should be released.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

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

Recent Accounting Pronouncements

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides guidance on determining when disposals can be presented as discontinued operations. ASU 2014-08 requires that only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be presented as discontinued operations. A strategic shift may include a disposal of a major line of business, a major equity method investment or a major part of an entity. Additionally, ASU 2014-08 requires expanded disclosures regarding discontinued operations. ASU 2014-08 will be effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. The Company will adopt this pronouncement in January 2015. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” and requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. Upon adoption, an entity may apply the new guidance either retrospectively to each prior reporting period presented or retrospectively only to customer contracts not yet completed as of the date of adoption with the cumulative effect of initially applying the standard recognized in beginning retained earnings at the date of the initial application. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)," which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 will be effective for annual reporting periods ending after December 15, 2016. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have an impact on the Company’s consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

3. Business Combinations

JADAK

On March 14, 2014, the Company acquired 100% of the outstanding equity interests of JADAK, LLC , JADAK Technologies, Inc., and Advanced Data Capture Corporation (collectively, “JADAK”), a North Syracuse, New York-based provider of optical data collection and machine vision technologies to OEM medical device manufacturers, for $93.7 million in cash, net of working capital adjustments. The Company expects that the addition of JADAK will enable the Company to offer a broader range of highly engineered enabling technologies to leading medical equipment manufacturers. JADAK contributed sales of $45.4 million and income from continuing operations before income taxes of $2.7 million for the year ended December 31, 2014.

The final purchase price allocation is as follows (in thousands):

Amount
Cash	$1,140
Accounts receivable	7,907
Inventory	6,865
Property and equipment	904
Intangible assets	40,250
Goodwill	44,584
Other assets	2,064
Total assets acquired	103,714

Accounts payable	3,057
Other liabilities	2,380
Deferred tax liabilities	3,481
Total liabilities assumed	8,918
Total purchase price	94,796
Less: Cash acquired	(1,140)
Total purchase price, net of cash acquired	$93,656

The fair value of JADAK intangible assets is comprised of the following (in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Customer relationships	$23,570	20 years
Developed technology	10,910	10 years
Trademarks and trade names	2,130	10 years
Backlog	1,810	1 year
Non-compete covenant	1,830	5 years
Total	$40,250

The purchase price allocation resulted in $44.6 million of goodwill and $40.3 million of identifiable intangible assets, $61.8 million of which is expected to be deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which economic benefits related to such assets are expected to be realized. The amount of goodwill recorded represents the anticipated incremental value of future cash flow potential attributable to: (i) JADAK’s ability to develop and market new products and technologies; (ii) JADAK’s ability to develop relationships with new customers; and (iii) expected sales synergies from cross-selling current and future product offerings of both JADAK and the Company to OEM customers.

The following unaudited pro forma information presents the combined financial results for the Company and JADAK as if the acquisition of JADAK had been completed as of January 1, 2013 (in thousands, except per share information):

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

	Year Ended December 31,
	2014	2013
Sales	$375,737	$370,462
Income (loss) from continuing operations	$(16,067)	$11,900
Earnings per share from continuing operations - Basic	$(0.47)	$0.35
Earnings per share from continuing operations - Diluted	$(0.47)	$0.35

The pro forma information for all periods includes the effects of acquisition accounting, including amortization charges from acquired intangible assets, interest expense on borrowings in connection with the acquisition, and the related tax effects as though the acquisition of JADAK had been consummated as of the beginning of 2013. These pro forma results exclude the impact of transaction costs included in the historical results and the related tax effects. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2013.

NDS

On January 15, 2013, the Company acquired 100% of the outstanding membership interests of NDS Surgical Imaging, LLC and 100% of the outstanding stock of NDS Surgical Imaging KK (collectively, “NDS”) for $80.8 million in cash consideration, net of working capital adjustments. In addition, a total of $5.4 million was held in escrow after the payment of closing working capital as indemnification for certain representations and warranty claims against the seller until the expiration of the escrow arrangement in July 2014. In September 2014, the Company received the full remaining amount held in escrow following the Company’s claims for breach of certain terms of the January 15, 2013 Securities Purchase Agreement for the acquisition of NDS. The escrow recovery was accounted for as a reduction to goodwill as the $5.4 million payment was clearly and directly related to the acquisition price. The escrow recovery resulted in a final adjusted NDS purchase price of $75.4 million.

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

The total final purchase price allocation for the NDS acquisition was as follows (in thousands):

Amount
Accounts receivable	$10,327
Inventory	14,144
Property and equipment	2,426
Intangible assets	37,817
Goodwill	21,160
Other assets	1,782
Total assets acquired	87,656

Accounts payable	4,768
Other liabilities	7,149
Deferred tax liabilities	384
Total liabilities assumed	12,301
Total purchase price	$75,355

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

The fair value of NDS intangible assets is comprised of the following (in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Customer relationships	$22,294	20 years
Developed technology	6,689	10 years
Trademarks and trade names	7,565	20 years
Backlog	1,269	1 year
Total	$37,817

NDS contributed sales of $68.4 million and loss from continuing operations before income taxes of $3.4 million for the year ended December 31, 2013.

Acquisition-related Costs

The Company recognized acquisition costs of $0.7 million, $1.5 million and $0.7 million in the years ended December 31, 2014, 2013 and 2012, respectively, related to the acquisitions of JADAK and NDS. These amounts were included in restructuring and acquisition related costs.

4. Discontinued Operations

Beginning in 2011, the Company initiated a strategic review of its businesses to focus its priorities and investments, while simplifying and streamlining its business model. In June 2012, the Company committed to a plan for the sale of the Semiconductor Systems operating segment, sold under the GSI brand name, and Laser Systems product lines, sold under the Control Laser and Baublys brand names. The Company began accounting for these businesses as discontinued operations beginning in the second quarter of 2012.

In the first quarter of 2014, the Company’s Board of Directors committed to a plan to sell the Scientific Lasers business, which was included in the Company’s Laser Products segment. The Company determined that the asset held-for-sale criteria were satisfied and began to account for the Scientific Lasers business as discontinued operations in the first quarter of 2014. As a result, prior period information related to the business has been reclassified into discontinued operations to conform to current period presentation. The discontinued business has been excluded from the following Notes to Consolidated Financial Statements unless otherwise stated.

Laser Systems

In October 2012, the Company sold certain assets and liabilities of the Laser Systems business for $7.0 million to Hans Laser, subject to working capital adjustments, and recorded a $2.3 million gain, net of tax, in the consolidated statement of operations during the year ended December 31, 2012. In September 2013, the Company paid $0.4 million to Hans Laser as the final net working capital adjustment which resulted in an additional loss of $0.2 million, net of tax.

Semiconductor Systems

In May 2013, the Company consummated the sale of certain assets and liabilities of the Semiconductor Systems business to Electro Scientific Industries, Inc. (“ESI”) for $9.7 million in cash, including working capital adjustments of $1.7 million received in September 2013. The Company recognized a $0.4 million loss on the sale, net of tax, in the consolidated statements of operations during the year ended December 31, 2013.

Scientific Lasers

In July 2014, the Company completed the sale of certain assets and liabilities of the Scientific Lasers business operating under the Continuum brand name for approximately $6.5 million, net of working capital adjustments, and recognized a $1.7 million loss, net of tax, in the consolidated statement of operations during the year ended December 31, 2014. In accordance with the purchase and sales agreement, $1.5 million of the sales proceeds is held in escrow until January 2016. The Company has recorded the $1.5 million escrow in other long term assets on the consolidated balance sheet.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

The major components of the assets and liabilities of discontinued operations as of December 31, 2014 and 2013, respectively, are as follows (in thousands):

	2014	2013
Accounts receivable, net	$95	$5,361
Inventories	161	8,454
Other assets	375	4,021
Assets of discontinued operations	$631	$17,836

Accounts payable	$16	$2,393
Accrued expenses and other current liabilities	74	2,332
Other liabilities	234	1,418
Liabilities of discontinued operations	$324	$6,143

Assets and liabilities of discontinued operations as of December 31, 2014 primarily include the balances of the India JV.

The following table presents the operating results which are reported as discontinued operations in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Sales from discontinued operations	$10,514	$33,792	$72,356
Loss from discontinued operations, before income tax	$(8,059)	$(3,361)	$(10,209)
Loss from discontinued operations, net of tax	$(5,607)	$(2,054)	$(10,974)
Gain (loss) on disposal of discontinued operations, net of tax	$(1,726)	$(592)	$2,255

The loss from discontinued operations during the year ended December 31, 2014 includes a $3.0 million fair value write-down of the Scientific Lasers business to its fair value less costs to sell and a $0.5 million fair value write-down of the India JV. The Company is currently in negotiations with the joint venture partner to dissolve the joint venture.

In 2012, the Company recorded an inventory provision of $1.9 million related to the Semiconductor Systems business. This provision was included in income (loss) from discontinued operations, net of tax, in the consolidated statement of operations. The increase in the inventory provision was caused by changes in industry trends in the memory repair market, which resulted in lower expected future demand for the Company’s memory repair products.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

5. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income or loss and other changes in stockholders’ equity that do not represent transactions with stockholders or in the Company’s stock. Changes in accumulated other comprehensive income (loss) is as follows (in thousands):

	Total accumulated
	other	Foreign currency
	comprehensive	translation	Pension
	income (loss)	adjustment	liability
Balance at December 31, 2011	$(5,024)	$2,809	$(7,833)
Other comprehensive loss	(6,973)	(3,020)	(3,953)
Amounts reclassified from other comprehensive income (loss) (1)	2,248	1,510	738
Balance at December 31, 2012	(9,749)	1,299	(11,048)
Other comprehensive income	2,686	54	2,632
Amounts reclassified from other comprehensive income (loss) (1)	721	—	721
Balance at December 31, 2013	$(6,342)	$1,353	$(7,695)
Other comprehensive loss	(10,488)	(6,968)	(3,520)
Amounts reclassified from other comprehensive income (loss) (1)	374	—	374
Balance at December 31, 2014	$(16,456)	$(5,615)	$(10,841)

(1)	The amounts reclassified from other comprehensive income (loss) were included in selling, general and administrative expenses in the consolidated statements of operations.

6. Goodwill, Intangible Assets and Impairment Charges

Impairment Charges

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2014, noting no impairment. Implied fair values of all reporting units exceeded their carrying values by at least 10%. For the annual impairment test performed during the second quarter of 2014, the Company forecasted growth in the NDS business due to expected new product launches in 2014, higher demand for NDS’s current products, and an expectation that all products of the NDS business would continue to be sold.

During the fourth quarter of 2014, the Company completed its annual operating plan for the NDS business following the MEDICA and RSNA tradeshows, two main tradeshows for the NDS business. Expectations for sales and operating profit were lowered significantly versus prior forecasts. The lower expectations for sales and operating profit were driven by a strategic decision to discontinue certain NDS products, lack of seasonal uptick during the fourth quarter of 2014 attributable to slower than expected hospital capital expenditures, and lower than expected customer orders from the fourth quarter tradeshows.

In considering the above mentioned factors, the Company determined that a triggering event occurred in the fourth quarter of 2014 and that an interim impairment review of the goodwill and intangible assets related to the NDS reporting unit was necessary.  First, the Company performed a long-lived asset recoverability test in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”, on the lowest level of identifiable cash flows, which was determined to be the NDS business.  The recoverability test compared the carrying value of the NDS business to the undiscounted cash flows. As a result of this recoverability test, the Company determined that the assets were not recoverable.  The Company then determined the fair value of the NDS business using a discounted cash flow methodology, which resulted in a $21.8 million intangible assets impairment charge in the fourth quarter of 2014. The impairment charge is reflected in the operating results of the Medical Technologies segment.

Subsequent to impairing the NDS business’s long-lived assets, step one of the goodwill impairment analysis was performed.  As the carrying value of the NDS reporting unit exceeded its implied fair value, the Company performed the second step of the goodwill impairment test, comparing the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the impairment loss. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, whereby the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. After completing the second step of the goodwill impairment test, the Company recorded a $19.6 million goodwill impairment charge in the fourth quarter of 2014. The impairment charge is reflected in the operating results of the Medical Technologies segment.

The results of the impairment review as of December 31, 2014 are summarized in the following table (in thousands):

	Pre-Impairment Net Carrying Value	Impairment Charge	Post-Impairment Net Carrying Value
Goodwill	$110,321	$(19,575)	$90,746
Intangible assets	89,109	(21,867)	67,242
Total	$199,430	$(41,442)	$157,988

The Company did not have any goodwill or indefinite-lived intangible asset impairment charges during the years ended December 31, 2013 and 2012.

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired.

The following table summarizes changes in goodwill during the year ended December 31, 2014 (in thousands):

December 31, 2014
Balance at beginning of year	$71,156
Goodwill acquired from the JADAK acquisition	44,584
Recovery of escrow from the NDS acquisition	(5,419)
NDS goodwill impairment	(19,575)
Balance at end of year	$90,746

Goodwill acquired from the JADAK acquisition, the NDS impairment and the recovery of escrow from the NDS acquisition is reflected in the Medical Technologies segment. Goodwill by reportable segment as of December 31, 2014 is as follows (in thousands):

	Reportable Segment
	Laser Products	Medical Technologies	Precision Motion	Total
Goodwill	$132,954	$82,730	$26,291	$241,975
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$30,493	$51,008	$9,245	$90,746

Goodwill by reportable segment as of December 31, 2013 is as follows (in thousands):

	Reportable Segment
	Laser Products	Medical Technologies	Precision Motion	Total
Goodwill	$132,954	$43,565	$26,291	$202,810
Accumulated impairment of goodwill	(102,461)	(12,147)	(17,046)	(131,654)
Total	$30,493	$31,418	$9,245	$71,156

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

Intangible Assets

Intangible assets as of December 31, 2014 and 2013, respectively, are summarized as follows (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technologies	$78,253	$(62,010)	$16,243	7.5
Customer relationships	63,029	(31,531)	31,498	14.7
Customer backlog	1,810	(1,641)	169	0.2
Non-compete covenant	1,830	(366)	1,464	4.2
Trademarks and trade names	10,205	(5,364)	4,841	9.8
Amortizable intangible assets	155,127	(100,912)	54,215	11.8
Non-amortizable intangible assets:
Trade names	13,027	—	13,027
Totals	$168,154	$(100,912)	$67,242

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technologies	$68,500	$(56,327)	$12,173	5.3
Customer relationships	55,585	(24,340)	31,245	13.9
Customer backlog	1,269	(1,269)	—	—
Trademarks and trade names	13,378	(4,530)	8,848	16.4
Amortizable intangible assets	138,732	(86,466)	52,266	12.3
Non-amortizable intangible assets:
Trade names	13,027	—	13,027
Totals	$151,759	$(86,466)	$65,293

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

	Year Ended December 31,
	2014	2013	2012
Amortization expense – cost of sales	$6,143	$5,280	$3,165
Amortization expense – operating expenses	10,262	7,270	2,650
Total amortization expense	$16,405	$12,550	$5,815

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

Estimated amortization expense for each of the five succeeding years and thereafter as of December 31, 2014 is as follows (in thousands):

Year Ending December 31,	Cost of Sales	Operating Expenses	Total
2015	$4,255	$6,532	$10,787
2016	3,143	6,695	9,838
2017	2,868	6,062	8,930
2018	1,434	5,511	6,945
2019	1,207	3,734	4,941
Thereafter	3,336	9,438	12,774
Total	$16,243	$37,972	$54,215

7. Fair Value Measurements

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

The following table summarizes the fair values of our financial assets as of December 31, 2014 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,255	$2,255	$—	$—

The following table summarizes the fair values of our financial assets as of December 31, 2013 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$3,078	$3,078	$—	$—

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

Except for assets and liabilities acquired from the JADAK acquisition, as disclosed in Note 3 and the NDS impairment, as discussed in Note 6, there were no assets and liabilities that were measured at fair value on a non-recurring basis during 2014. The following table summarizes assets and liabilities that were measured at fair value on a non-recurring basis during 2012 (in thousands):

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Losses
Facility impairment	$—	$—	$856	$856

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

8. Earnings (Loss) per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. For diluted earnings (loss) per common share, the denominator also includes the dilutive effect of outstanding deferred stock units and restricted stock units determined using the treasury stock method. Dilutive effects of contingently issuable shares are included in the weighted average dilutive share calculation when the contingencies have been resolved. For years in which net losses are generated, the dilutive potential common shares are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerators:
Income (loss) from continuing operations	$(16,909)	$9,977	$28,297
Consolidated loss from discontinued operations	(7,333)	(2,646)	(8,719)
Less: income attributable to noncontrolling interest	(10)	(22)	(40)
Loss from discontinued operations attributable to GSI Group Inc.	(7,343)	(2,668)	(8,759)
Net income (loss) attributable to GSI Group Inc.	$(24,252)	$7,309	$19,538

Denominators:
Weighted average common shares outstanding— basic	34,352	34,073	33,775
Dilutive potential common shares (1)	—	323	161
Weighted average common shares outstanding— diluted	34,352	34,396	33,936
Antidilutive common shares excluded from above	439	246	244

Basic Earnings (Loss) per Common Share:
From continuing operations	$(0.49)	$0.29	$0.84
From discontinued operations	$(0.21)	$(0.08)	$(0.26)
Basic earnings per share attributable to GSI Group Inc.	$(0.70)	$0.21	$0.58

Diluted Earnings (Loss) per Common Share:
From continuing operations	$(0.49)	$0.29	$0.84
From discontinued operations	$(0.21)	$(0.08)	$(0.26)
Diluted earnings per share attributable to GSI Group Inc.	$(0.70)	$0.21	$0.58
(1)	Due to the Company’s net loss position for the year ended December 31, 2014, all potentially dilutive shares are excluded as their effect would have been anti-dilutive.

Common Stock Repurchases

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. After the adoption of the share repurchase plan, the Company repurchased 50 thousand shares of its common stock for an aggregate purchase price of $0.5 million at an average price of $10.49 per share in December 2013. No repurchases occurred during the year ended December 31, 2014.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the dates indicated (in thousands):

Inventories

	December 31,
	2014	2013
Raw materials	$38,934	$34,749
Work-in-process	9,899	9,744
Finished goods	11,945	10,682
Demo and consigned inventory	2,165	3,115
Total inventories	$62,943	$58,290

Property, Plant and Equipment, net

	December 31,
	2014	2013
Cost:
Land, buildings and improvements	$46,222	$37,048
Machinery and equipment	50,487	48,107
Total cost	96,709	85,155
Accumulated depreciation	(56,621)	(53,852)
Property, plant and equipment, net	$40,088	$31,303

In 2014, the Company capitalized $10.4 million of assets which met the capital lease criteria of ASC 840-30, “Leases—Capital Lease”. The assets acquired under the capital lease are included in land, buildings and improvements and machinery and equipment and the related amortization expense is included in depreciation expense. The Company also capitalized software development costs of $0.2 million, $0.2 million and $0.6 million during the years ended 2014, 2013 and 2012, respectively, based on the guidance in ASC 350-40, “Internal-Use Software”. The following table summarizes depreciation expense on property, plant and equipment, including demo units and assets under capital leases (in thousands):

	Year Ended December 31,
	2014	2013	2012
Depreciation expense	$8,016	$7,400	$6,868

The following table summarizes total accumulated depreciation on assets under capital leases as of the dates indicated (in thousands):

	December 31,
	2014	2013	2012
Accumulated depreciation on assets under capital leases	$2,741	$1,653	$861

Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of the dates indicated (in thousands):

	December 31,
	2014	2013
Accrued compensation and benefits	$7,741	$8,624
Accrued warranty	3,044	3,315
Other	8,616	10,349
Total	$19,401	$22,288

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

Accrued Warranty

The following table summarizes accrued warranty activities for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013
Balance at beginning of year	$3,315	$2,204
Provision charged to cost of sales	1,684	1,891
Acquisition related warranty accrual	90	998
Use of provision	(2,003)	(1,804)
Foreign currency exchange rate changes	(42)	26
Balance at end of year	$3,044	$3,315

Other Long Term Liabilities

The following table summarizes other long term liabilities as of the dates indicated (in thousands):

	December 31,
	2014	2013
Capital lease obligations	$9,507	$—
Accrued pension liabilities	6,037	2,322
Other	3,275	2,706
Total	$18,819	$5,028

10. Debt

Debt consisted of the following (in thousands):

	December 31,
	2014	2013
Senior Credit Facilities – term loan	$7,500	$7,500
Total current portion of long-term debt	$7,500	$7,500

Senior Credit Facilities – term loan	$27,500	$35,000
Senior Credit Facilities – revolving credit facility	80,000	29,000
Total long-term debt	$107,500	$64,000

Total Senior Credit Facilities	$115,000	$71,500

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

The borrowings outstanding under the credit facility bear interest at rates based on (a) the Eurodollar Rate, as defined in the Amended and Restated Credit Agreement, plus a rate ranging from 2.00% to 3.00% per annum or (b) the Base Rate, as defined in the Amended and Restated Credit Agreement, plus a rate ranging from 1.00% to 2.00% per annum, in each case based upon the Company’s consolidated leverage ratio. The Company is also required to pay a commitment fee on unused commitments under the revolving credit facility ranging between 0.250% and 0.625% per annum, which is based upon the Company’s consolidated leverage

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

ratio. As of December 31, 2014, the Company had $95.0 million available to be drawn under the revolving credit facility. Inclusive of commitment fees, the interest rate for the credit facility was approximately 2.9% as of December 31, 2014.

The Amended and Restated Credit Agreement contains various customary representations, warranties and covenants applicable to the Company and its subsidiaries, including, (i) covenants regarding maximum consolidated leverage ratio and minimum consolidated fixed charge coverage ratio; (ii) limitations on restricted payments, including dividend payments and stock repurchases, provided that the Company may repurchase their equity interests, so long as immediately after giving effect to the repurchase, the Company’s consolidated leverage ratio is no more than 2.25:1.00, and the Company has unrestricted cash plus amounts available for borrowing under the Senior Credit Facilities of at least $25.0 million immediately after giving effect on the repurchase; (iii) limitations on fundamental changes involving the Company; (iv) limitations on the disposition of assets; and (v) limitations on indebtedness, investments, and liens.

The Company’s obligations under the Senior Credit Facilities are secured on a senior basis by a lien on substantially all of the assets of the Company and its material United States (“U.S.”) and United Kingdom (“U.K.”) subsidiaries and guaranteed by the Company and its material U.S. and U.K. subsidiaries. The Amended and Restated Credit Agreement also contains customary events of default.

The Company entered into three amendments to the Amended and Restated Credit Agreement during 2013 and one amendment during 2014. The first and second amendments resulted in immaterial modifications. On September 13, 2013, the Company entered into a third amendment (the “Third Amendment”) which increased the accordion feature provided in the Amended and Restated Agreement from uncommitted $50.0 million to uncommitted $100.0 million in aggregate of the revolving credit facility and term loan. On February 10, 2014, the Company entered into a fourth amendment (the “Fourth Amendment”). The Fourth Amendment increased the revolving credit facility commitment under the Amended and Restated Credit Agreement by $100 million from $75 million to $175 million and reset the accordion feature to $100 million for future expansion. Additionally, the Fourth Amendment increased the maximum permitted consolidated leverage ratio from 2.75 to 3.00, and increased the maximum consolidated leverage ratio for permitted acquisitions and stock repurchases from 2.25 to 2.50. The Company was in compliance with these debt covenants as of December 31, 2014.

The principal on the Company’s outstanding term loan matures as follows (in thousands):

Term Loan
2015	$7,500
2016	7,500
2017	20,000
Total debt repayments	$35,000

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

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

As of December 31, 2014, the maximum potential amount of future payments the Guarantors could be required to make under the Guarantee is the principal amount of the Senior Credit Facilities plus all unpaid but accrued interest thereon. However, as of December 31, 2014, the Guarantors are not expected to be required to perform under the Guarantee.

Mortgages

In connection with the Amended and Restated Credit Agreement and as required thereby, Synrad, Inc. (“Synrad”), Photo Research, Inc. (“Photo Research”) and Excel Technology, Inc. (“Excel”), each a subsidiary of the Company, continues to be subject to an Open-End Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of October 19, 2011, in favor of or for the benefit of the Trustee, wherein Synrad, Photo Research and Excel mortgaged, granted, bargained, assigned, sold and conveyed their respective interest in the property located in Mukilteo, Washington, Chatsworth, California and Orlando, Florida, respectively, to secure (a) the payment of all of the obligations of the Borrower and the Guarantors under the Amended and Restated Credit Agreement, the respective mortgages and the other Security Documents (as defined in the respective mortgage), and (b) the performance of all terms, covenants, conditions, provisions, agreements and liabilities contained in the credit agreement.

Fair Value of Debt

As of December 31, 2014 and 2013, the outstanding balance of the Company’s debt approximated fair value based on current rates available to the Company for debt of the same maturity.

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

2010 Incentive Award Plan

In November 2010, the Company’s shareholders approved the 2010 Incentive Award Plan (the “2010 Incentive Plan”), under which the Company may grant share-based compensation awards to employees, consultants and directors. In May 2014, the Company’s shareholders approved the amended and restated 2010 Incentive Award Plan (the “Amended and Restated 2010 Incentive Plan”). The maximum number of shares which can be issued pursuant to the Amended and Restated 2010 Incentive Plan is 4,398,613, subject to adjustment as set forth in the Amended and Restated 2010 Incentive Plan. The Amended and Restated 2010 Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, deferred stock units, dividends equivalents, performance awards and stock payments (collectively referred to as “Awards”) to employees, consultants and directors. The Amended and Restated 2010 Incentive Plan allows the Company to continue to grant awards intended to constitute “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, and includes certain provisions that reflect good corporate governance practices. The Amended and Restated 2010 Incentive Award Plan provides for specific limits on the number of shares that may be subject to different types of Awards and the amount of cash that can be paid with respect to different types of Awards. The Amended and Restated 2010 Incentive Plan will expire and no further Awards may be granted after April 9, 2024, As of December 31, 2014, there are 2,284,553 shares available for future awards under the Amended and Restated 2010 Incentive Plan.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

Restricted stock units represent the right to receive common shares or the fair market value of such shares in cash as determined by the administrator of the Amended and Restated 2010 Incentive Plan at a specified date in the future, subject to forfeiture of such right. The purchase price for restricted stock units, if any, will be determined by the administrator of the Amended and Restated 2010 Incentive Plan on an award-by-award basis. Deferred stock units entitle the recipient thereof to receive one share of common stock on the date such deferred stock unit becomes vested and other conditions are removed or expire, if applicable or upon a specified settlement date thereafter. Deferred stock units are typically awarded without payment of consideration.

Shares subject to Awards that have expired, forfeited or settled in cash, or repurchased by the Company at the same price paid by the awardee may be added back to the number of shares available for grant under the Amended and Restated 2010 Incentive Plan and may be granted as new Awards. Shares that are used to pay the exercise price for an option, shares withheld to pay taxes, with respect to an option or stock appreciation rights, shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right on exercise thereof, and shares purchased on the open market with the cash proceeds from the exercise of options will not be added back to the number of shares available for grant under the Amended and Restated 2010 Incentive Plan. Shares issued to satisfy Awards under the Amended and Restated 2010 Incentive Plan may be previously authorized but unissued shares, treasury shares or shares bought on the open market.

The table below summarizes activities relating to restricted stock units issued and outstanding under the 2010 Incentive Plan during year ended December 31, 2014:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period in Years	Aggregate Intrinsic Value (1) (In thousands)
Unvested at December 31, 2013	809	$10.20
Granted	338	$12.26
Vested	(361)	$10.79
Forfeited	(37)	$11.06
Unvested at December 31, 2014	749	$10.80	1.82 years	$11,019
Expected to vest as of December 31, 2014	734	$10.80	1.82 years	$10,797

(1)

The aggregate intrinsic value is calculated based on the fair value of $14.72 per share of the Company’s common stock on December 31, 2014 due to the fact that the restricted stock units carry a $0 purchase price.

The total fair value of restricted stock units that vested in 2014, based on the market price of the underlying stock on the day of vesting, was $4.5 million.

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

In connection with the JADAK acquisition on March 14, 2014, the Company acquired 100% of the outstanding stock of JADAK. In addition to the total purchase price, the Company granted restricted stock units in an aggregate of 180,000 shares to the former owner-managers of JADAK as employment inducement awards. These restricted stock units are performance-based awards and will vest after two years if certain financial targets and service conditions have been achieved.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in income from continuing operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Selling, general and administrative	$3,967	$5,144	$4,339
Research and development and engineering	196	180	112
Cost of sales	166	118	83
Restructuring and acquisition related costs	322	125	51
Total share-based compensation expense	$4,651	$5,567	$4,585

The expense recorded during each of the years ended December 31, 2014, 2013 and 2012 included $0.5 million, $0.5 million and $0.6 million, respectively, related to deferred stock units granted to the members of the Company’s Board of Directors pursuant to the Company’s Amended and Restated 2010 Incentive Plan. The expense associated with the respective deferred stock units was recognized in full on the respective date of grant, as the deferred stock units were fully vested and nonforfeitable upon grant.

The Company’s restricted stock unit awards have generally been issued with a three-year vesting period and vest based solely on service conditions. Accordingly, the Company generally recognizes compensation expense on a straight-line basis over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and actual experience.

As of December 31, 2014, the Company’s outstanding equity awards for which compensation expense will be recognized in the future consist of time-based restricted stock units granted under the Amended and Restated 2010 Incentive Plan and the JADAK inducement awards. The Company expects to record aggregate share-based compensation expense of $5.8 million, net of an estimate of forfeitures, subsequent to December 31, 2014, over a weighted average period of 1.8 years, for all outstanding equity awards.

12. Employee Benefit Plans

Defined Benefit Plans

The Company maintains a defined benefit pension plan in the United Kingdom (the “U.K. Plan”). In 1997, membership to the U.K. Plan was closed. In 2003, the Company was allowed to stop accruing additional benefits to the participants. Benefits under the U.K. Plan were based on the employees’ years of service and compensation as of 2003.

The Company also maintains a tax qualified pension plan in Japan (the “Japan Plan”) that covers certain of the Company’s Japanese employees. Benefits are based on years of service and compensation at retirement. Employees with less than twenty years of service to the Company receive a lump sum benefit payout. Employees with twenty or more years of service to the Company receive a benefit that is guaranteed for a certain number of years. Participants may, under certain circumstances, receive a benefit upon termination of employment. In December 2014, the Company amended the Japan Plan, which will be terminated in the first quarter of 2015. Upon termination, the plan assets will be transferred to each employee’s deferred contribution plan account. The accrued retirement allowance amount calculated by Japanese retirement benefit rules on a voluntary retirement basis as of March 1, 2015 (excess of plan assets) will be transferred over 4 years to each employee’s new defined contribution plan account.

Pension costs reflected in the accompanying consolidated statements of operations are based on a projected benefit method of valuation. The funded status of pension plan liabilities are included in other current and other long term liabilities in the accompanying consolidated balance sheets. The current and long term portions of pension plan liabilities are $0.1 million and $6.0 million, respectively, for the year ended December 31, 2014. The Company continues to fund each plan in sufficient amounts to meet current benefits as well as to fund a portion of future benefits as permitted by regulatory authorities.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

The net periodic pension cost for the U.K. Plan and the Japan Plan included the following components (in thousands):

	U.K. Plan			Japan Plan
	2014	2013	2012	2014	2013	2012
Components of the net periodic pension cost:
Service cost	$—	$—	$—	$101	$99	$121
Interest cost	1,589	1,403	1,359	13	10	15
Expected return on plan assets	(1,958)	(1,595)	(1,270)	(6)	(7)	—
Amortization of the unrecognized transition obligation	—	—	—	29	14	37
Amortization of prior service cost	—	—	—	18	12	3
Amortization of actuarial losses	374	668	392	—	—	—
Other	—	—	—	18	—	—
Net periodic pension cost	$5	$476	$481	$173	$128	$176

The actuarial assumptions used to compute the net periodic pension cost for the years ended December 31, 2014, 2013 and 2012, respectively, for the U.K. Plan and the Japan Plan were as follows:

	U.K. Plan			Japan Plan
	2014	2013	2012	2014	2013	2012
Weighted-average discount rate	4.6%	4.3%	4.9%	1.0%	1.3%	1.2%
Weighted-average rate of compensation increase	—	—	—	3.0%	3.0%	3.0%
Weighted-average long-term rate of return on plan assets	5.9%	5.7%	5.0%	1.0%	1.0%	—

The actuarial assumptions used to compute the funded status as of December 31, 2014 and 2013, respectively, for the U.K. Plan and the Japan Plan were as follows:

	U.K. Plan		Japan Plan
	2014	2013	2014	2013
Weighted-average discount rate	3.5%	4.6%	—	1.0%
Weighted-average rate of compensation increase	—	—	—	3.0%
Rate of inflation	3.6%	2.7%	—	—

The discount rates used are derived on (AA) corporate bonds that have maturities approximating the terms of the related obligations. In estimating the expected return on plan assets, the Company considered the historical performance of the major asset classes held and current forecasts of future rates of return for these asset classes.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

The following table provides a reconciliation of benefit obligations and plan assets of the U.K. Plan and the Japan Plan (in thousands):

	U.K. Plan		Japan Plan
	2014	2013	2014	2013
Change in benefit obligation:
Projected benefit obligation at beginning of year	$35,193	$34,713	$1,123	$1,613
Service cost	—	—	101	99
Interest cost	1,589	1,403	13	10
Actuarial (gains) losses	6,060	(889)	(49)	(58)
Benefits paid	(1,006)	(688)	(340)	(928)
Plan curtailments	—	—	(252)	—
Foreign currency exchange rate changes	(2,415)	654	145	387
Projected benefit obligation at end of year	$39,421	$35,193	$741	$1,123
Accumulated benefit obligation at end of year	$39,421	$35,193	$741	$833
Change in plan assets:
Fair value of plan assets at beginning of year	$33,457	$28,629	$537	$801
Actual return on plan assets	2,234	3,903	3	4
Employer contributions	1,000	847	253	521
Benefits paid	(1,006)	(688)	(340)	(928)
Foreign currency exchange rate changes	(2,075)	766	(41)	139
Fair value of plan assets at end of year	$33,610	$33,457	$412	$537
Funded status at end of year	$(5,811)	$(1,736)	$(329)	$(586)
Amounts included in accumulated other comprehensive loss not yet recognized in net periodic pension cost
Net actuarial (loss) gain	$(11,890)	$(7,142)	$—	$2
Prior service cost	$—	$—	$—	$(211)
Net transition obligation	$—	$—	$—	$(163)
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year consists of:
Net actuarial (loss) gain	$892	$386	$—	$—
Prior service cost	$—	$—	$—	$12
Net transition obligation	$—	$—	$—	$19

The following table reflects the total expected benefit payments to plan participants and have been estimated based on the same assumptions used to measure the Company’s benefit obligations as of December 31, 2014 (in thousands):

	U.K. Plan	Japan Plan
2015	$827	$514
2016	974	76
2017	1,092	76
2018	900	75
2019	1,290	-
2020-2024	8,097	-
Total	$13,180	$741

In the U.K., funding valuations are conducted every three years in order to determine the future level of contributions. The Company’s latest funding valuation was completed in August 2013. Based on the results of the valuation, the Company’s annual contributions to the U.K. Plan are $1.0 million per year. The Company anticipates that contributions for 2015 will be $1.0 million for the U.K. Plan and $0.1 million for the Japan Plan.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

Fair Value of Plan Assets

In the U.K., the Company’s overall objective is to invest plan assets in a portfolio of diversified assets, primarily through the use of institutional collective funds, to achieve long-term growth. The strategic asset allocation uses a combination of risk controlled and index strategies in fixed income and global equities. The target allocations are approximately 60% to funds investing in global equities, approximately 23% to funds investing in global bonds, approximately 7% to alternative assets (including private equity and debt, real estate and hedge funds), and approximately 10% in cash.

In Japan, the investment strategy is primarily focused on the preservation of principal invested in insurance contracts.

The following table summarizes the fair values of Plan assets as of December 31, 2014 by asset category (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset Category
U.K. Plan
Mutual Funds:
Balanced (1)	$16,287	$—	$16,287	$—
Growth (2)	17,149	—	17,149	—
Cash	174	174	—	—
Total	$33,610	$174	$33,436	$—
Japan Plan
Insurance contracts (3)	$412	$—	$412	$—
Total	$412	$—	$412	$—

(1)

This class comprises a diversified portfolio of global investments which seeks a balanced return between capital growth and fixed income and is allocated on a weighted average basis as follows: equities (54%), bonds (32%), other assets (5%) and cash (9%).

(2)

This class comprises a diversified portfolio of global investments which seeks long-term capital growth and is allocated on a weighted average basis as follows: equities (67%), bonds (15%), other assets (8%) and cash (10%).

(3)	This class represents funds invested in insurance contracts.

The following table summarizes the fair values of Plan assets as of December 31, 2013 by asset category (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset Category
U.K. Plan
Mutual Funds:
Balanced (1)	$16,260	$—	$16,260	$—
Growth (2)	17,060	—	17,060	—
Cash	137	137	—	—
Total	$33,457	$137	$33,320	$—
Japan Plan
Insurance contracts (3)	$537	$—	$537	$—
Total	$537	$—	$537	$—

(1)

This class comprises a diversified portfolio of global investments which seeks a balanced return between capital growth and fixed income and is allocated on a weighted average basis as follows: equities (51%), bonds (33%), other assets (8%) and cash (8%).

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

(2)

This class comprises a diversified portfolio of global investments which seeks long-term capital growth and is allocated on a weighted average basis as follows: equities (70%), other assets (14%), bonds (9%), and cash (7%).

(3)	This class represents funds invested in insurance contracts.

The tables above present the fair value of plan assets in accordance with the fair value hierarchy. Certain pension plan assets are measured using net asset value per share (or its equivalent) and are reported as a level 2 investment above, as these investments have quoted prices in inactive markets; and significant other observable inputs which can be corroborated by observable market data for substantially the full term of the plan assets.

Defined Contribution Plans

The Company has defined contribution employee savings plans in the U.K. and the U.S. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Company matching contributions to the plans were $2.6 million, $1.7 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

13. Income Taxes

Components of the Company’s income (loss) from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income (loss) from continuing operations before income taxes:
Canadian	$(20,212)	$(5,366)	$(5,199)
U.S.	(9,661)	12,838	18,987
Other	11,958	8,705	2,914
Total	$(17,915)	$16,177	$16,702

Components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current
Canadian	$175	$—	$—
U.S.	3,615	1,662	3,560
Other	1,940	652	2,275
	5,730	2,314	5,835
Deferred
Canadian	—	—	—
U.S.	(6,731)	2,206	(14,467)
Other	(5)	1,680	(2,963)
	(6,736)	3,886	(17,430)
Total	$(1,006)	$6,200	$(11,595)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

The Company is incorporated in Canada and therefore uses the Canadian statutory rate. The reconciliation of the statutory Canadian income tax rate to the effective rate related to income from continuing operations before income taxes is as follows (in thousands, except percentage data):

	Year Ended December 31,
	2014	2013	2012
Statutory Canadian tax rate	27.00%	26.00%	25.00%
Expected income tax provision at statutory Canadian tax rate	$(4,837)	$4,206	$4,176
International tax rate differences	(1,132)	156	1,863
Permanent differences	(88)	106	227
Change in valuation allowance	4,809	(3,076)	(17,564)
Prior year provision to return differences	962	(312)	37
Net operating loss expirations	—	4,538	—
Statutory tax rate change	(13)	354	316
Uncertain tax positions	134	259	(4,093)
Tax credits	(1,678)	(938)	—
State income taxes, net	(271)	148	478
IRS audit	241	680	1,846
Withholding and other taxes	421	321	488
Other	116	(242)	631
Goodwill impairment	330	—	—
Reported income tax provision (benefit)	$(1,006)	$6,200	$(11,595)
Effective tax rate	5.6%	38.3%	(69.4)%

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items and operating loss carryforwards and credit carryforwards for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets
Losses & IRC Section 163(j) carryforwards	$12,742	$16,059
Compensation related deductions	3,749	2,649
Tax credits	3,502	3,817
Restructuring related liabilities	64	406
Inventory	4,495	4,939
Depreciation	683	938
Amortization	—	—
Warranty	876	888
Other	2,206	824
Total deferred tax assets	28,317	30,520
Valuation allowance for deferred tax assets	(14,495)	(11,534)
Net deferred income tax assets	$13,822	$18,986
Deferred tax liabilities
Equity investment	$(1,594)	$(1,025)
Depreciation	(341)	(583)
Amortization	(36)	(11,417)
Unrealized currency gain/loss	(2,595)	(983)
Other	(525)	(326)
Total deferred tax liabilities	$(5,091)	$(14,334)
Net deferred income tax assets (liabilities)	$8,731	$4,652

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

In determining its 2014, 2013, and 2012 income tax provisions, the Company calculated deferred tax assets and liabilities for each separate jurisdiction. The Company then considered a number of factors, including positive and negative evidence related to the realization of its deferred tax assets to determine whether a valuation allowance should be recognized with respect to its deferred tax assets.

In 2014, the Company recorded valuation allowances against its current year net operating losses in certain tax jurisdictions of $0.3 million and increased valuation allowance recorded on certain U.S. state tax net operating losses of $0.3 million and capital loss carryforward of $0.4 million.

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

As of December 31, 2014, the Company had net operating loss carryforwards of $4.5 million (tax effected) available to reduce future taxable income. Of this amount, approximately $1.4 million relates to the U.S. and expires through 2033; $2.3 million relates to Canada and expires starting in 2015; and $0.8 million relates to the U.K. and can be carried forward indefinitely.

As of December 31, 2014, the Company had tax credits of approximately $4.2 million available to reduce income taxes in future years. Approximately $2.1 million relates to the U.S., both federal and state, and expires through 2034. The remaining $2.1 million relates to Canada, of which $0.8 million expires through 2021 and $1.3 million can be carried forward indefinitely.

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in nature. This amount becomes taxable upon a repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. The amount of undistributed earnings of foreign subsidiaries totaled $15.8 million as of December 31, 2014. The estimated unrecognized deferred income tax liabilities on this temporary difference is approximately $1.1 million.

As of December 31, 2012, the amount of gross unrecognized tax benefits totaled approximately $7.6 million, of which $4.3 million would favorably affect the Company’s effective tax rate, if recognized. As a result of settling a U.S. federal tax examination, the Company released $3.0 million of unrecognized tax benefits during the year ended December 31, 2012. As of December 31, 2013, the Company’s total amount of gross unrecognized tax benefits was $7.1 million, of which $4.9 million would favorably affect its effective tax rate, if recognized. As of December 31, 2014, the Company’s total amount of gross unrecognized tax benefits was $6.3 million, of which $4.1 million would favorably affect its effective tax rate, if recognized. Over the next twelve months, the Company may need to record up to $0.7 million of previously unrecognized tax benefits in the event of statute of limitations closures. The Company believes there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows. Furthermore, the Company believes it has adequately provided for all income tax uncertainties.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

The reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2011	$7,284
Additions based on tax positions related to the current year	2,618
Additions for tax positions of prior years	1,422
Reductions for tax positions of prior years	(481)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(254)
Settlements with taxation authorities	(3,035)
Balance at December 31, 2012	7,554
Additions based on tax positions related to the current year	508
Additions for tax positions of prior years	1,475
Reductions for tax positions of prior years	(1,888)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(575)
Balance at December 31, 2013	7,074
Additions based on tax positions related to the current year	1,180
Additions for tax positions of prior years	2,601
Reductions for tax positions of current years	(2,404)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(2,177)
Balance at December 31, 2014	$6,274

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, the Company had approximately $0.6 million and $0.3 million, respectively, of accrued interest and penalties related to uncertain tax positions. During the year ended December 31, 2014 the Company recognized approximately $0.3 million of expense related to an increase in interest and penalties related to uncertain tax positions. During the year ended December 31, 2013, the Company recognized approximately $0.3 million of benefits from lower interest and penalties related to uncertain tax positions.

The Company files income tax returns in Canada, the U.S., and various states and foreign jurisdictions. Generally, the Company is no longer subject to U.S. or foreign income tax examinations by tax authorities for the years before 2006.

The Company’s income tax returns may be reviewed in the following countries for the following periods under the appropriate statute of limitations:

United States	2009 - Present
Canada	2007 - Present
United Kingdom	2013 - Present
China	2011 - Present
Japan	2009 - Present
Germany	2008 - Present
Netherlands	2009 - Present

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

14. Restructuring and Acquisition Related Costs

The following table summarizes restructuring and acquisition related costs recorded in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
2011 restructuring	$389	$1,287	$1,584
2012 restructuring	—	—	1,758
2013 restructuring	25	2,463	—
Novi and U.K. restructuring	—	—	(40)
Germany restructuring	—	7	276
Total restructuring charges	$414	$3,757	$3,578
Acquisition and related charges	$909	$1,630	$791
JADAK earn-out costs	612	—	—
Total acquisition related charges	$1,521	$1,630	$791
Total restructuring and acquisition related costs	$1,935	$5,387	$4,369

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”), which aimed to consolidate operations to reduce the Company’s cost structure and improve operational efficiency. In total, eleven facilities have been exited as part of the 2011 restructuring plan. These eliminations resulted in the consolidation of the manufacturing facilities of the Scientific Lasers business and the optics products, consolidation of the Company’s German operations into one facility, and consolidation of the laser scanners business into the Company’s Bedford, MA manufacturing facility. Included in the eleven facilities exited are five facilities exited as part of the Semiconductor and Laser Systems business divestitures. The facility exit costs for the divested businesses have been excluded from the table above. The Company substantially completed the 2011 restructuring program in 2013.

Presented below are actual cash charges, including severance, relocation, facility closure and consulting costs, and non-cash charges related to depreciation (in thousands):

				Cumulative
	Year Ended December 31,			Costs as of
	2014	2013	2012	December 31, 2014
Cash charges	$(235)	$1,037	$1,540	$3,048
Non-cash charges	624	250	44	1,006
Total restructuring costs	$389	$1,287	$1,584	$4,054

The following table summarizes restructuring costs for each segment and unallocated corporate costs related to the 2011 restructuring plan (in thousands):

				Cumulative
	Year Ended December 31,			Costs as of
	2014	2013	2012	December 31, 2014
Laser Products	$(106)	$1,042	$386	$1,939
Medical Technologies	—	48	—	48
Precision Motion	—	5	52	122
Corporate, Shared Services and Unallocated costs	495	192	1,146	1,945
Total	$389	$1,287	$1,584	$4,054

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

2012 Restructuring

During 2012, the Company initiated and completed a program to identify additional cost savings due to the continued uncertainty and volatility of the macroeconomic environment (“2012 restructuring”). The Company incurred $1.8 million of severance costs associated with the 2012 restructuring program during the year ended December 31, 2012.

The following table summarizes the total costs associated with the 2012 restructuring program for each segment and unallocated corporate costs for the year ended December 31, 2012 (in thousands):

Year Ended December 31,
2012
Laser Products	$501
Precision Motion	951
Corporate, Shared Services and Unallocated costs	306
Total	$1,758

2013 Restructuring

During the first half of 2013, the Company initiated a program following our acquisition of NDS to integrate the NDS business into our operating structure and further reduce manufacturing and operating costs across businesses to leverage our infrastructure and further integrate our product lines. The Company incurred $2.3 million of cash related charges primarily related to severance and exit costs associated with a facility exited during the year ended December 31, 2013.

The following table summarizes restructuring costs for each segment and unallocated corporate costs related to the 2013 restructuring program (in thousands):

Year Ended December 31,
2013
Laser Products	$836
Medical Technologies	806
Precision Motion	378
Corporate, Shared Services and Unallocated costs	443
Total	$2,463

Other Restructuring

The Company recorded restructuring charges related to the elimination of the Company’s Munich, Germany facility as a result of a restructuring program undertaken beginning in 2000 (“Germany restructuring”). The Company terminated the lease agreement and completed the Germany restructuring by making a final payment of $0.3 million to the landlord in December 2012.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring charges recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Depreciation	Other
Balance at December 31, 2012	$1,931	$1,295	$494	$—	$142
Restructuring charges	3,757	2,259	698	250	550
Acquired lease obligation	128	—	128	—	—
Cash payments	(4,516)	(2,904)	(1,085)	—	(527)
Non-cash write-offs and other adjustments	74	37	413	(250)	(126)
Balance at December 31, 2013	1,374	687	648	—	39
Restructuring charges	414	(83)	(309)	624	182
Cash payments	(933)	(502)	(234)	—	(197)
Non-cash write-offs and other adjustments	(624)	—	—	(624)	—
Balance at December 31, 2014	$231	$102	$105	$—	$24

The Company expects to make $0.1 million in cash payments during the twelve months ending December 31, 2015.

15. Commitments and Contingencies

Operating Leases

The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2015 and 2019. In the U.K., where longer lease terms are more common, the Company has a land lease that extends through 2078. During the years ended December 31, 2014, 2013 and 2012, the Company recorded lease expense of $4.1 million, $4.9 million and $4.1 million, respectively. In addition to the base rent, the Company is generally required to pay insurance, real estate taxes and maintenance costs which is recorded in lease expense.

In connection with the sale of the Scientific Lasers business, the Company assigned to the buyer the lease for the facility in San Jose, California, where the Scientific Lasers business operated. The buyer assumed all of our rights and obligations under the original lease, including the duty to pay the rent for the remainder term of the lease. So long as the buyer performs its obligations as the tenant, as required by the Asset and Equity Purchase Agreement for its acquisition of the Scientific Lasers business, the Company has no responsibilities for the lease. If the buyer should cease performance under the lease, however, the landlord could still pursue the Company as the original tenant until February 28, 2019, the end of the lease term. The Company has indemnification rights against the buyer under the Asset and Equity Purchase Agreement. The lease associated with this facility has been excluded from the operating lease commitments table below.

Capital Leases

In 2014, the Company capitalized $10.4 million of assets which met the criteria under ASC 840-30, “Leases—Capitalized Leases,” which requires the Company to capitalize and depreciate the assets over the lease term.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

Future minimum lease payments under operating and capital leases expiring subsequent to December 31, 2014, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases(1)
2015	$4,888	$1,261
2016	4,065	1,261
2017	3,149	1,290
2018	2,821	860
2019	1,791	884
Thereafter	5,605	9,045
Total minimum lease payments	$22,319	$14,601

(1)	Capital lease payments include interest payments of $4.3 million.

Purchase Commitments

As of December 31, 2014, the Company had unconditional commitments primarily for inventory purchases of $51.0 million. These purchase commitments are expected to be incurred as follows: $49.5 million in 2015, $1.2 million in 2016, and $0.3 million in 2017.

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

Guarantees and Indemnifications

In the normal course of its operations, the Company executes agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. Certain of our officers and directors are also a party to indemnification agreements with the Company. These indemnification agreements provide, among other things, that the director and officer shall be indemnified to the fullest extent permitted by applicable law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such officer or director in connection with any proceeding by reason of his or her relationship with the Company. In addition, the indemnification agreements provide for the advancement of expenses incurred by such director or officer in connection with any proceeding covered by the indemnification agreement, subject to the conditions set forth therein and to the extent such advancement is not prohibited by law. The indemnification agreements also set out the procedures for determining entitlement to indemnification, the requirements relating to notice and defense of claims for which indemnification is sought, the procedures for enforcement of indemnification rights, the limitations on and exclusions from indemnification, and the minimum levels of directors’ and officers’ liability insurance to be maintained by the Company.

On July 1, 2013, the Company provided a Guarantee (the “Guarantee”) in favor of the trustees of the U.K. Plan with respect to all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally and in any capacity whatsoever) of GSI Group Limited, a wholly owned subsidiary of GSI Group Inc.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

There was no significant concentration of credit risk related to the Company’s position in trade accounts receivable as no individual customer represented 10% or more of the Company’s outstanding accounts receivable at December 31, 2014 and 2013. Credit risk with respect to trade accounts receivables is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

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

Precision Motion

The Precision Motion segment designs, manufactures and markets optical encoders, air bearing spindles and precision machined components to customers worldwide. The vast majority of the segment’s product offerings are sold into the electronics, industrial and, to a lesser extent, the medical markets. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

Reportable Segment Financial Information

Sales, gross profit, operating income (loss) from continuing operations, and depreciation and amortization by reportable segments are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Sales
Laser Products	$177,726	$166,598	$158,639
Medical Technologies	122,187	90,276	25,915
Precision Motion	64,793	60,036	59,242
Total	$364,706	$316,910	$243,796

	Year Ended December 31,
	2014	2013	2012
Gross Profit
Laser Products	$74,224	$68,819	$66,498
Medical Technologies	48,678	35,824	13,149
Precision Motion	28,333	27,778	26,796
Corporate, Shared Services and Unallocated	(1,068)	(194)	(925)
Total	$150,167	$132,227	$105,518

	Year Ended December 31,
	2014	2013	2012
Operating Income (Loss) from Continuing Operations
Laser Products	$33,053	$25,143	$24,480
Medical Technologies	(43,079)	3,566	8,285
Precision Motion	13,023	12,062	9,482
Corporate, Shared Services and Unallocated	(19,803)	(21,325)	(21,985)
Total	$(16,806)	$19,446	$20,262

	Year Ended December 31,
	2014	2013	2012
Depreciation and Amortization
Laser Products	$6,481	$6,335	$6,448
Medical Technologies	13,254	8,808	702
Precision Motion	1,943	1,979	2,066
Corporate, Shared Services and Unallocated	2,743	2,828	3,467
Total	$24,421	$19,950	$12,683

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2014

Geographic Information

The Company aggregates geographic sales based on the customer location where products are shipped. Sales to these customers are as follows (in thousands, except percentage data):

	Year Ended December 31,
	2014		2013		2012
	Sales	% of Total	Sales	% of Total	Sales	% of Total
United States	$140,973	38.7%	$107,892	34.0%	$76,437	31.4%
Germany	59,029	16.2	56,287	17.8	32,822	13.5
Rest of Europe	54,308	14.9	45,698	14.4	41,466	17.0
China	40,792	11.2	37,651	11.9	21,001	8.6
Rest of Asia-Pacific	58,830	16.1	57,802	18.2	65,262	26.8
Other	10,774	2.9	11,580	3.7	6,808	2.7
Total	$364,706	100.0%	$316,910	100.0%	$243,796	100.0%

Long-lived assets consist of property, plant and equipment, net, and are aggregated based on the location of the assets. A summary of these long-lived assets is as follows (in thousands):

	December 31,
	2014	2013
United States	$32,988	$23,305
Europe	5,318	5,617
China	1,705	2,196
Asia-Pacific and other	77	185
Total	$40,088	$31,303

Significant Customers

No customer accounted for greater than 10% of the Company’s sales during the years ended December 31, 2014, 2013 or 2012.

17. Subsequent Events

On February 19, 2015, the Company acquired Applimotion Inc. (“Applimotion”), a Loomis, California-based provider of advanced precision motor and motion control technology to OEMs for advanced industrial and medical markets, for $13.9 million in cash, subject to customary working capital adjustments. Applimotion specializes in motor applications that require highly precise and dynamic motion control. The acquisition enhances the Company’s strategic position in precision motion control by enabling the Company to offer a broader range of motion control technologies and integrated solutions.  The Applimotion business will be integrated into the Company’s optical encoders business line, which is part of the Company’s Precision Motion segment. Information required by ASC 805-10, “Business Combinations,” was not disclosed herein as the Company is in process of completing its purchase price allocation.

Supplementary Information

(Unaudited)

The Company’s interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

In December 2014, the Company determined that an impairment test of the NDS goodwill and intangible assets was required, resulting in an impairment charge of $41.4 million in operating expenses.

On March 14, 2014, the Company acquired JADAK and started to include the operating results of JADAK in the consolidated financial statements as of the acquisition date. In July 2014, the Company completed the sale of certain assets and liabilities of the Scientific Lasers business for $6.5 million in cash, net of working capital adjustments, and recorded a $1.7 million loss on sale.

On January 15, 2013, the Company acquired NDS and started to include the operating results of NDS in the consolidated financial statements as of the acquisition date. In the second quarter of 2013, the Company consummated the sale of certain assets and liabilities of the Semiconductor Systems business for $8.0 million in cash, subject to closing working capital adjustments, and recorded a $0.3 million loss, net of tax. In September 2013, the Company settled final working capital adjustments on the sale of the Laser Systems business and the Semiconductor Systems business and recognized additional loss on disposal of these businesses of $0.3 million, net of tax.

The following tables reflect the Company’s unaudited condensed consolidated statements of operations (in thousands except per share data):

	Three Months Ended
	December 31,	September 26,	June 27,	March 28,
	2014	2014	2014	2014
Sales	$94,012	$94,656	$96,905	$79,133
Cost of goods sold	54,284	54,973	58,254	47,028
Gross profit	39,728	39,683	38,651	32,105
Operating expenses:
Research and development and engineering	7,837	7,735	7,525	5,857
Selling, general and administrative	21,840	21,512	21,410	19,618
Amortization of purchased intangible assets	2,799	2,843	2,876	1,744
Restructuring and acquisition related costs	(14)	771	360	818
Impairment of goodwill and intangible assets	41,442	—	—	—
Total operating expenses	73,904	32,861	32,171	28,037
Operating income (loss) from continuing operations	(34,176)	6,822	6,480	4,068
Interest income (expense), foreign exchange transaction gains (losses) and other income (expense), net	(127)	310	(1,017)	(275)
Income (loss) from continuing operations before income taxes	(34,303)	7,132	5,463	3,793
Income tax provision	(6,013)	2,013	2,057	937
Income (loss) from continuing operations	(28,290)	5,119	3,406	2,856
Loss from discontinued operations, net of tax	(790)	(273)	(2,678)	(1,866)
Loss on disposal of discontinued operations, net of tax	(1,405)	(321)	—	—
Consolidated net income (loss)	(30,485)	4,525	728	990
Less: Net income attributable to noncontrolling interest	—	—	(3)	(7)
Net income (loss) attributable to GSI Group Inc.	$(30,485)	$4,525	$725	$983
Earnings (loss) per common share from continuing operations:
Basic	$(0.82)	$0.15	$0.10	$0.08
Diluted	$(0.82)	$0.15	$0.10	$0.08
Loss per common share from discontinued operations:
Basic	$(0.06)	$(0.02)	$(0.08)	$(0.05)
Diluted	$(0.06)	$(0.02)	$(0.08)	$(0.05)
Earnings (loss) per common share attributable to GSI Group Inc.
Basic	$(0.88)	$0.13	$0.02	$0.03
Diluted	$(0.88)	$0.13	$0.02	$0.03

	Three Months Ended
	December 31,	September 27,	June 28,	March 29,
	2013	2013	2013	2013
Sales	$82,212	$79,858	$79,769	$75,071
Cost of goods sold	48,016	45,697	46,530	44,440
Gross profit	34,196	34,161	33,239	30,631
Operating expenses:
Research and development and engineering	5,825	6,031	6,115	5,816
Selling, general and administrative	19,268	19,006	19,374	18,689
Amortization of purchased intangible assets	1,645	1,772	1,617	2,236
Restructuring and acquisition related costs	663	1,553	743	2,428
Total operating expenses	27,401	28,362	27,849	29,169
Operating income from continuing operations	6,795	5,799	5,390	1,462
Interest income (expense), foreign exchange transaction gains (losses) and other income (expense), net	(850)	(2,022)	(1,087)	690
Income from continuing operations before income taxes	5,945	3,777	4,303	2,152
Income tax provision	1,246	1,533	3,018	403
Income from continuing operations	4,699	2,244	1,285	1,749
Income (loss) from discontinued operations, net of tax	(411)	(185)	(1,827)	369
Loss on disposal of discontinued operations, net of tax	—	(281)	(311)	—
Consolidated net income (loss)	4,288	1,778	(853)	2,118
Less: Net (income) loss attributable to noncontrolling interest	20	12	(18)	(36)
Net income (loss) attributable to GSI Group Inc.	$4,308	$1,790	$(871)	$2,082
Earnings per common share from continuing operations:
Basic	$0.14	$0.07	$0.03	$0.05
Diluted	$0.14	$0.07	$0.03	$0.05
Earnings (loss) per common share from discontinued operations:
Basic	$(0.01)	$(0.02)	$(0.06)	$0.01
Diluted	$(0.01)	$(0.02)	$(0.06)	$0.01
Earnings (loss) per common share attributable to GSI Group Inc.
Basic	$0.13	$0.05	$(0.03)	$0.06
Diluted	$0.13	$0.05	$(0.03)	$0.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this Item 9 was previously reported in Item 9 of our Annual Report on Form 10-K for the year ended December 31, 2013 that was filed with the Securities and Exchange Commission on March 13, 2014.

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

Evaluation of Disclosure Controls and Procedures as of December 31, 2014

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making their assessment, our management utilized the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of JADAK, acquired on March 14, 2014, which is included in our 2014 consolidated financial statements and represented approximately 7% of our total assets as of December 31, 2014 and 12% of our total revenue from continuing operations for the year ended December 31, 2014. Based on our evaluation under the framework in Internal Control—Integrated Framework, issued by COSO in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is contained in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

The remainder of the response to this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 12, 2015 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 12, 2015 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 12, 2015 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 12, 2015 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 12, 2015 and is incorporated herein by reference.

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

3. List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Agreement and Plan of Merger, by and among the Registrant, Eagle Acquisition Corporation, and Excel Technology, Inc. dated July 9, 2008.	8-K	000-25705	2.1	7/11/08

2.2	Asset Purchase Agreement, by and between GSI Group Corporation and Gooch & Housego (California) LLC., dated July 3, 2008.	10-Q	000-25705	2.1	4/13/10

2.3	Final Fourth Modified Joint Chapter 11 Plan of Reorganization for the Registrant, GSI Group Corporation, and MES International, Inc., dated as of May 24, 2010, as supplemented on May 27, 2010, and as confirmed by the United States Bankruptcy Court for the District of Delaware on May 27, 2010.	8-K	000-25705	99.2	05/28/10

2.4	Master Purchase and Sale Agreement, dated April 9, 2013, between GSI Group Inc., GSI Group Corporation, GSI Group Corporation, Korea Branch, GSI Group Corporation, Taiwan Branch, GSI Group Japan Corporation, GSI Group GmbH and Electro Scientific Industries, Inc.	8-K	000-25705	2.1	5/09/13

2.5	Securities Purchase Agreement dated January 15, 2013, between NDSSI Holdings, LLC, NDS Surgical Imaging, Inc., GSI Group Inc. and GSI Group Limited UK.	8-K	001-35083	2.1	01/15/13

2.6	Equity Purchase Agreement dated February 18, 2014, between JADAK, LLC, JADAK Technologies, Inc., Advanced Data Capture Corporation, GSI Group Inc. and GSI Group Corporation.	8-K	001-35083	10.1	02/18/14

2.7	Asset and Equity Purchase Agreement, dated June 24, 2014, by and among GSI Group Inc., Excel Technology, Inc., Continuum Electro-Optics, Inc., GSI Europe GmbH, GSI Group France S.A.S., GSI Group Japan Corporation and Amplitude Laser, Inc. and Amplitude Technologies, S.A. (The registrant hereby agrees to furnish a copy of any omitted schedule to the Commission upon request.)	8-K	001-35083	2.1	07/21/14

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-4/A	333-71449	Annex H	2/11/99

3.2	By-Laws of the Registrant, as amended.	10-Q	000-25705	3.2	4/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

10.1†	Form of Indemnification Agreement.	8-K	000-25705	10.1	06/10/09

10.2†	GSI Group, Inc. 2010 Incentive Award Plan (Amended and Restated Effective April 9, 2014).	8-K	000-35083	10.1	05/20/14

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.3†	Employment Agreement, dated as of November 16, 2010, between GSI Group Inc. and John Roush.	8-K	000-25705	10.1	11/17/10

10.4†	Employment Agreement, dated as of February 10, 2011, between GSI Group Inc. and Robert Buckley.	8-K	001-35083	10.1	02/11/11

10.5†	Form of Deferred Stock Unit Award Agreement.	10-K	001-35083	10.59	03/30/11

10.6†	Form of Restricted Stock Unit Award Agreement for John Roush and Robert Buckley.	10-K	001-35083	10.60	03/30/11

10.7	First Amendment to the Engagement Letter between the Registrant, GSI Group Corporation, MES International, Inc. and FTI Consulting, Inc., dated as of February 6, 2011.	10-K	001-35083	10.61	03/30/11

10.8†	Form of U.S. Restricted Stock Unit Award Agreement.	10-Q	001-35083	10.2	05/16/11

10.9†	Offer Letter, dated June 8, 2011, between GSI Group Inc. and Peter Chang.	10-Q	001-35083	10.1	11/10/11

10.10	Amended and Restated Lease, dated May 1, 2012, by and between GSI Group Inc. and 125 Middlesex Turnpike, LLC.	8-K	001-35083	10.1	05/04/12

10.11	Second Amendment to Credit Agreement, dated July 19, 2012, by and among GSI Group Corporation, GSI Group Inc., and Bank of America, N.A., as Administrative Agent.	8-K	001-35083	10.1	07/23/12

10.12	Third Amendment to Credit Agreement, dated October 16, 2012, by and among GSI Group Corporation, GSI Group, Inc., and Bank of America, N.A., as Administrative Agent.	10-Q	001-35083	10.3	11/07/12

10.13†	Severance Agreement, dated as of August 15, 2012, between GSI Group Inc. and Peter Chang.	10-Q	001-35083	10.7	11/07/12

10.14	Amended and Restated Credit Agreement, dated as of December 27, 2012, by and among GSI Group Corporation, GSI Group Inc., Bank of America, N.A., as Administrative Agent, Line Lender and L/C Issuer, Silicon Valley Bank, as Syndication Agent, and HSBC Bank USA, N.A., as Documentation Agent, and the other lenders party thereto.	8-K	001-35083	10.1	01/03/13

10.15	Consent and First Amendment to Amended and Restated Credit Agreement dated January 14, 2013 by and among GSI Group Corporation and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	8-K	001-35083	10.1	01/15/13

10.16	Joinder and Amendment Agreement, dated as of February 1, 2013, by and among GSI Group Corporation, NDS Surgical Imaging, LLC, GSI Group Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.	8-K	001-35083	10.1	02/07/13

10.17†	Letter Agreement, dated October 28, 2013, between GSI Group Inc. and Jamie Bader.	8-K	001-35083	10.1	10/30/13

10.18	Third Amendment to Amended and Restated Credit Agreement, dated September 13, 2013, by and among GSI Group Corporation, NDS Surgical Imaging, LLC, GSI Group Inc., each of the other Guarantors party hereto, each lender party hereto, and Bank of America, N.A., as Administrative Agent.	10-Q	001-35083	10.1	11/05/13

10.19	Lease Agreement, dated November 22, 2013, by and between Continuum Electro-Optics, Inc., GSI Group Corporation and Legacy Partners I San Jose, LLC.	8-K	001-35083	10.1	12/02/13

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.20	Fourth Amendment to Amended and Restated Credit Agreement, dated as of February 10, 2014, by and among GSI Group Corporation, NDS Surgical Imaging, LLC, GSI Group Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.	8-K	001-35083	10.1	02/14/14

10.21	Restricted Stock Unit Inducement Award Grant Notice	S-8	333-194557	99.1	03/14/14

10.22	Lease Agreement, dated as of May 31, 2013, by and between JADAK, LLC and Hancock Part Development, LLC.	10-Q	001-35083	10.3	05/06/14

10.23	Severance Agreement between GSI Group Inc. and Deborah A. Mulryan, dated January 13, 2015.					*

21.1	Subsidiaries of the Registrant.					*

23.1	Consent of Independent Registered Public Accounting Firm.					*

23.2	Consent of Independent Registered Public Accounting Firm.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document.					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.
*	Filed herewith
**	Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI GROUP INC.

By:	/s/ John A. Roush
John A. Roush
Chief Executive Officer

Date: March 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush	Director, Chief Executive Officer	March 6, 2015
John A. Roush

/s/ Robert J. Buckley	Chief Financial Officer	March 6, 2015
Robert J. Buckley

/s/ Peter L. Chang	Vice President, Corporate Controller	March 6, 2015
Peter L. Chang	(Chief Accounting Officer)

/s/ Stephen W. Bershad	Chairman of the Board of Directors	March 6, 2015
Stephen W. Bershad

/s/ Harry L. Bosco	Director	March 6, 2015
Harry L. Bosco

/s/ Dennis J. Fortino	Director	March 6, 2015
Dennis J. Fortino

/s/ Ira J. Lamel	Director	March 6, 2015
Ira J. Lamel

/s/ Dominic A. Romeo	Director	March 6, 2015
Dominic A. Romeo

/s/ Thomas N. Secor	Director	March 6, 2015
Thomas N. Secor