Form 10-Q
period 2015-04-03
GSI GROUP INC
filed 2015-05-07
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 29, 2015, there were 34,406,281 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	April 3,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$47,542	$51,146
Accounts receivable, net of allowance of $221 and $282, respectively	53,360	51,494
Inventories	60,682	62,943
Income taxes receivable	5,178	5,906
Deferred tax assets	5,589	5,971
Prepaid expenses and other current assets	7,099	5,236
Assets held for sale	13,582	631
Total current assets	193,032	183,327
Property, plant and equipment, net	37,590	40,088
Deferred tax assets	2,879	2,912
Other assets	12,984	14,604
Intangible assets, net	70,284	67,242
Goodwill	98,299	90,746
Total assets	$415,068	$398,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,500	$7,500
Accounts payable	27,126	25,592
Income taxes payable	1,055	1,189
Deferred tax liabilities	198	208
Accrued expenses and other current liabilities	21,524	19,401
Liabilities held for sale	2,954	324
Total current liabilities	60,357	54,214
Long-term debt	115,625	107,500
Deferred tax liabilities	2,273	35
Income taxes payable	6,838	7,097
Other liabilities	18,695	18,819
Total liabilities	203,788	187,665
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,406 and 34,219, respectively	423,856	423,856
Additional paid-in capital	28,947	28,590
Accumulated deficit	(221,719)	(225,165)
Accumulated other comprehensive loss	(20,233)	(16,456)
Total GSI Group Inc. stockholders’ equity	210,851	210,825
Noncontrolling interest	429	429
Total stockholders’ equity	211,280	211,254
Total liabilities and stockholders’ equity	$415,068	$398,919

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2015	2014
Sales	$94,614	$79,133
Cost of sales	54,608	47,028
Gross profit	40,006	32,105
Operating expenses:
Research and development and engineering	8,215	5,857
Selling, general and administrative	22,068	19,618
Amortization of purchased intangible assets	1,889	1,744
Restructuring, acquisition and divestiture related costs	2,437	818
Total operating expenses	34,609	28,037
Operating income from continuing operations	5,397	4,068
Interest income (expense), net	(1,397)	(837)
Foreign exchange transaction gains (losses), net	517	(19)
Other income (expense), net	729	581
Income from continuing operations before income taxes	5,246	3,793
Income tax provision	1,800	937
Income from continuing operations	3,446	2,856
Loss from discontinued operations, net of tax	—	(1,866)
Consolidated net income	3,446	990
Less: Net income attributable to noncontrolling interest	—	(7)
Net income attributable to GSI Group Inc.	$3,446	$983

Earnings per common share from continuing operations:
Basic	$0.10	$0.08
Diluted	$0.10	$0.08
Loss per common share from discontinued operations:
Basic	$—	$(0.05)
Diluted	$—	$(0.05)
Earnings per common share attributable to GSI Group Inc.:
Basic	$0.10	$0.03
Diluted	$0.10	$0.03

Weighted average common shares outstanding—basic	34,506	34,227
Weighted average common shares outstanding—diluted	34,999	34,669

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2015	2014
Consolidated net income	$3,446	$990
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(4,506)	(63)
Pension liability adjustments, net of tax (2)	729	64
Total other comprehensive income (loss)	(3,777)	1
Total consolidated comprehensive income (loss)	(331)	991
Less: Comprehensive income attributable to noncontrolling interest	—	(7)
Comprehensive income (loss) attributable to GSI Group Inc.	$(331)	$984

(1)	The tax effect on this component of comprehensive income was $0.5 million for the three months ended April 3, 2015 and nominal for the three months ended March 28, 2014.
(2)

The tax effect on this component of comprehensive income was not material for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$3,446	$990
Less: Loss from discontinued operations, net of tax	—	1,866
Income from continuing operations	3,446	2,856
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	4,762	4,829
Provision for inventory excess and obsolescence	516	465
Share-based compensation	1,597	1,439
Deferred income taxes	(103)	(1,990)
Earnings from equity-method investment	(727)	(573)
Non-cash restructuring and acquisition related charges	288	171
Other	415	437
Changes in assets and liabilities which (used) provided cash, excluding effects from businesses purchased or classified as discontinued operations:
Accounts receivable	(5,096)	(4,919)
Inventories	(3,975)	1,449
Prepaid expenses, income taxes receivable and other current assets	649	388
Accounts payable, accrued expenses, income taxes payable and other current liabilities	4,660	(2,519)
Other non-current assets and liabilities	(390)	763
Cash provided by operating activities of continuing operations	6,042	2,796
Cash used in operating activities of discontinued operations	—	(1,299)
Cash provided by operating activities	6,042	1,497
Cash flows from investing activities:
Purchases of property, plant and equipment	(946)	(972)
Acquisition of businesses, net of cash acquired	(13,852)	(92,360)
Proceeds from the sale of property, plant and equipment	23	38
Cash used in investing activities of continuing operations	(14,775)	(93,294)
Cash used in investing activities of discontinued operations	—	(617)
Cash used in investing activities	(14,775)	(93,911)
Cash flows from financing activities:
Borrowings under revolving credit facility	13,000	70,000
Repayments of long-term debt and revolving credit facility	(4,875)	(4,875)
Payments for debt issuance costs	—	(712)
Payments of withholding taxes from stock-based awards	(1,352)	(1,371)
Capital lease payments	(201)	(246)
Other financing activities	159	395
Cash provided by financing activities of continuing operations	6,731	63,191
Cash provided by financing activities of discontinued operations	—	—
Cash provided by financing activities	6,731	63,191
Effect of exchange rates on cash and cash equivalents	(1,602)	(16)
Decrease in cash and cash equivalents	(3,604)	(29,239)
Cash and cash equivalents, beginning of period	51,146	60,980
Cash and cash equivalents, end of period	$47,542	$31,741
Supplemental disclosure of cash flow information:
Cash paid for interest	$975	$489
Cash paid for income taxes	$1,559	$1,026
Income tax refunds received	$16	$—

Supplemental disclosure of non-cash financing activity:
Assets acquired under capital lease obligations	$17	$—

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2015

(Unaudited)

1. Basis of Presentation

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) design, develop, manufacture and sell precision photonic and motion control components and subsystems to Original Equipment Manufacturers (“OEMs”) in the medical and advanced industrial markets. The Company is a leader in highly engineered enabling technologies, including CO2 laser sources, laser scanning and beam delivery products, optical data collection and machine vision technologies, medical visualization and informatics solutions, and precision motion control products. The Company specializes in collaborating with OEM customers to adapt its component and subsystem technologies to deliver highly differentiated performance in their applications.

The accompanying unaudited interim consolidated financial statements have been prepared in U.S. dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, these interim consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

The interim consolidated financial statements include the accounts of the Company and its 50% owned joint venture, Excel Laser Technology Private Limited (the “India JV”), which is reported as discontinued operations. The Company is currently in negotiations with the joint venture partner to dissolve the joint venture. Intercompany transactions and balances have been eliminated.

The Company owns 41% of Laser Quantum Ltd. (“Laser Quantum”), a privately held company located in the United Kingdom. The Company records the results of this entity under the equity method as it does not have a controlling interest in the entity.

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

Recent Accounting Pronouncements

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides guidance on determining when disposals can be presented as discontinued operations. ASU 2014-08 requires that only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be presented as discontinued operations. A strategic shift may include a disposal of a major line of business, a major equity method investment or a major part of an entity. Additionally, ASU 2014-08 requires expanded disclosures regarding discontinued operations. ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. The Company adopted this pronouncement in January 2015.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2015

(Unaudited)

customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity may apply the new guidance either retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. The Company is currently evaluating the impact of ASU 2015-05 on the Company’s consolidated financial statements.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires debt issuance related costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 will be effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” and requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. Upon adoption, an entity may apply the new guidance either retrospectively to each prior reporting period presented or retrospectively only to customer contracts not yet completed as of the date of adoption with the cumulative effect of initially applying the standard recognized in beginning retained earnings at the date of the initial application. In April 2015, the FASB proposed a deferral, which is not yet effective, of the effective date of ASU 2014-09 and permitted early adoption. The proposed deferral would result in ASU 2014-09 being effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard on the Company’s financial statements.

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

2. Business Combinations

On February 19, 2015, the Company acquired 100% of the outstanding stock of Applimotion Inc. (“Applimotion”), a Loomis, California based provider of advanced precision motor and motion control technology to OEM customers in the advanced industrial and medical markets, for a total purchase price of $14.8 million, subject to customary working capital adjustments. The purchase price includes $13.9 million in cash paid upon closing of the acquisition and $0.9 million estimated fair value of future contingent consideration payable upon the achievement of certain revenue targets for fiscal years 2015 to 2017. The undiscounted range of possible contingent consideration is zero to $4.0 million. The Company expects that the addition of Applimotion will enable the Company to offer a broader range of motion control technologies and integrated solutions. The Company recognized acquisition costs of $0.2 million during the three months ended April 3, 2015 related to the acquisition. Acquisition-related costs are included in restructuring, acquisition and divestiture related costs in the consolidated statements of operations.

The acquisition of Applimotion has been accounted for as a business combination. The allocation of the purchase price is based upon a valuation of assets and liabilities acquired. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Applimotion and the Company. The process for estimating the fair values of identifiable intangible assets and the contingent consideration liability requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. The purchase price allocation is preliminary and the primary areas of the purchase price allocation that are not yet

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2015

(Unaudited)

finalized relate to the final settlement of working capital, valuation of intangible assets and contingent consideration, income taxes, and the amount of the residual goodwill.

Based upon a preliminary valuation, the total purchase price was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$317
Accounts receivable	1,821
Inventory	2,041
Prepaid expenses and other current assets	89
Property and equipment	308
Intangible assets	6,071
Goodwill	7,553
Total assets acquired	18,200

Accounts payable	964
Other liabilities	717
Deferred tax liabilities	2,248
Total liabilities assumed	3,929
Total assets acquired and liabilities assumed	14,271
Less: cash acquired	317
Plus: working capital adjustment	863
Total purchase price, net of cash acquired	14,817
Less: contingent consideration	965
Net cash used for acquisition of business	$13,852

As of April 3, 2015, the working capital adjustments had not been finalized and were estimated to be an additional cash receipt of $0.9 million which has been included in prepaid expenses and other current assets in the balance sheet.

The preliminary fair value of intangible assets is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technology	$2,684	10 years
Customer relationships	2,066	10 years
Non-compete covenant	684	4 years
Backlog	637	1 year
Total	$6,071

The purchase price allocation resulted in $7.6 million of goodwill and $6.1 million of identifiable intangible assets, none of which is expected to be deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flow potential attributable to: (i) Applimotion’s ability to grow their business with existing and new customers, (ii) the potential to realize cost improvements due to scale and more efficient operations, (iii) the opportunity to serve customers with integrated assemblies that feature products from both Applimotion and the Company and (iv) the potential to sell the Company’s products into Applimotion’s customer base.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2015

(Unaudited)

The results of the Applimotion acquisition were included in the Company’s results of operations beginning on February 19, 2015. The pro forma financial information reflecting the operating results of Applimotion, had it been acquired as of January 1, 2014, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2014. Applimotion is included in the Company’s Precision Motion reportable segment.

3. Assets Held for Sale and Discontinued Operations

On April 15, 2015, the Company completed the sale of certain assets and liabilities of its JK Lasers business for approximately $31.4 million in cash, subject to customary working capital adjustments. The Company began accounting for the JK Lasers business, which is included in the Laser Products reportable segment, as an asset held for sale in the first quarter of 2015. The JK Lasers business divestiture does not qualify for discontinued operations accounting treatment.

In July 2014, the Company completed the sale of certain assets and liabilities of its Scientific Lasers business for approximately $6.5 million in cash, net of working capital adjustments.  In accordance with the purchase and sale agreement, $1.5 million of the sales proceeds is held in escrow until January 2016. The $1.5 million escrow is included in prepaid expenses and other current assets on the balance sheet as of April 3, 2015 and other long-term assets as of December 31, 2014.

The major components of the assets and liabilities held for sale as of April 3, 2015 and December 31, 2014, respectively, were as follows (in thousands):

	April 3,	December 31,
	2015	2014
Accounts receivable, net	$4,268	$95
Inventories	6,936	161
Prepaid and other current assets	452	8
Other assets	1,926	367
Assets held for sale	$13,582	$631

Accounts payable	$1,522	$16
Accrued expenses and other current liabilities	1,198	74
Other liabilities	234	234
Liabilities held for sale	$2,954	$324

Assets and liabilities held for sale as of April 3, 2015 included the balances of the JK Lasers business and the India JV. Assets and liabilities held for sale as of December 31, 2014 included the balances of the India JV.

The following table presents the operating results which are reported as discontinued operations in the Company’s consolidated statements of operations (in thousands):

Three Months Ended
March 28,
2014
Sales from discontinued operations	$4,016
Operating loss from discontinued operations, before income tax	$(2,851)
Operating loss from discontinued operations, net of tax	$(1,866)

The operating loss from discontinued operations during the three months ended March 28, 2014 included a $1.6 million fair value write-down of the Scientific Lasers business to its estimated fair value less costs to sell.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2015

(Unaudited)

4. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) was as follows (in thousands):

	Total accumulated
	other	Foreign currency
	comprehensive	translation	Pension
	income (loss)	adjustments	liability
Balance at December 31, 2014	$(16,456)	$(5,615)	$(10,841)
Other comprehensive income (loss)	(3,994)	(4,506)	512
Amounts reclassified from other comprehensive income (loss) (1)	217	—	217
Balance at April 3, 2015	$(20,233)	$(10,121)	$(10,112)

(1)	The amounts reclassified from other comprehensive income (loss) were included in selling, general and administrative expenses in the consolidated statements of operations.

5. Earnings per Share

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	April 3,	March 28,
	2015	2014
Numerators:
Income from continuing operations	$3,446	$2,856
Consolidated loss from discontinued operations	—	(1,866)
Less: Income attributable to noncontrolling interest	—	(7)
Loss from discontinued operations attributable to GSI Group Inc.	—	(1,873)
Net income attributable to GSI Group Inc.	$3,446	$983

Denominators:
Weighted average common shares outstanding— basic	34,506	34,227
Dilutive potential common shares	493	442
Weighted average common shares outstanding— diluted	34,999	34,669
Antidilutive common shares excluded from above	—	87

Basic Earnings (Loss) per Common Share:
From continuing operations	$0.10	$0.08
From discontinued operations	$—	$(0.05)
Basic earnings per share attributable to GSI Group Inc.	$0.10	$0.03

Diluted Earnings (Loss) per Common Share:
From continuing operations	$0.10	$0.08
From discontinued operations	$—	$(0.05)
Diluted earnings per share attributable to GSI Group Inc.	$0.10	$0.03

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2015

(Unaudited)

Common Stock Repurchases

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. As of December 31, 2014, the Company had cumulatively repurchased 50 thousand shares of its common stock for an aggregate amount of $0.5 million. There have been no share repurchases to date in 2015.

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

The Company’s cash equivalents are investments in money market accounts, which represent the only asset the Company measures at fair value on a recurring basis. The Company determines the fair value of our cash equivalents using a market approach based on quoted prices in active markets which is classified as Level 1. The contingent consideration is classified as Level 3 as the fair value is based on unobservable inputs. The fair values of cash, accounts receivable, income taxes receivable, accounts payable, income taxes payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table summarizes the fair values of our financial assets and liabilities as of April 3, 2015 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$722	$722	$—	$—
Total Assets	$722	$722	$—	$—

Liabilities
Contingent consideration	$965	$—	$—	$965
Total Liabilities	$965	$—	$—	$965

The following table summarizes the fair values of our financial assets as of December 31, 2014 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,255	$2,255	$—	$—

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2015

(Unaudited)

Contingent consideration relates to the Company’s acquisition of Applimotion on February 19, 2015. The former shareholders of Applimotion are eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal years 2015 to 2017. If such targets are achieved, the contingent consideration will be payable in cash in two installments in 2017 and 2018, respectively. The estimated fair value of the contingent consideration was determined based on the Monte Carlo valuation method and has been recorded as part of the purchase price and as a long-term liability in the consolidated balance sheet as of the acquisition date. The fair value of the contingent consideration was still preliminary as of April 3, 2015. Once the final fair value is determined, subsequent changes in the estimated fair value of this contingent liability will be recorded in the consolidated statement of operations as acquisition related costs until the liability is fully settled.

See Note 9 to Consolidated Financial Statements for a discussion of the estimated fair value of the Company’s outstanding debt.

7. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances annually for impairment as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. During the fourth quarter of 2014, the Company performed an interim impairment review of the goodwill and intangible assets related to the NDS reporting unit and recorded a $19.6 million goodwill impairment charge in the fourth quarter of 2014.

The following table summarizes changes in goodwill during the three months ended April 3, 2015 (in thousands):

Balance at beginning of the period	$90,746
Goodwill acquired from the Applimotion acquisition	7,553
Balance at end of the period	$98,299

Goodwill acquired from the Applimotion acquisition is reflected in the Precision Motion segment. Goodwill by reportable segment as of April 3, 2015 was as follows (in thousands):

	Reportable Segment
	Laser Products	Medical Technologies	Precision Motion	Total
Goodwill	$132,954	$82,730	$33,844	$249,528
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$30,493	$51,008	$16,798	$98,299

Goodwill by reportable segment as of December 31, 2014 was as follows (in thousands):

	Reportable Segment
	Laser Products	Medical Technologies	Precision Motion	Total
Goodwill	$132,954	$82,730	$26,291	$241,975
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$30,493	$51,008	$9,245	$90,746

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2015

(Unaudited)

Intangible Assets

Intangible assets as of April 3, 2015 and December 31, 2014, respectively, are summarized as follows (in thousands):

	April 3, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and acquired technologies	$80,538	$(62,730)	$17,808	$78,253	$(62,010)	$16,243
Customer relationships	64,977	(32,772)	32,205	63,029	(31,531)	31,498
Customer backlog	2,447	(1,901)	546	1,810	(1,641)	169
Non-compete covenant	2,514	(479)	2,035	1,830	(366)	1,464
Trademarks and trade names	10,125	(5,462)	4,663	10,205	(5,364)	4,841
Amortizable intangible assets	160,601	(103,344)	57,257	155,127	(100,912)	54,215
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$173,628	$(103,344)	$70,284	$168,154	$(100,912)	$67,242

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

	Three Months Ended
	April 3, 2015	March 28, 2014
Amortization expense – cost of sales	$1,119	$1,301
Amortization expense – operating expenses	1,889	1,744
Total amortization expense	$3,008	$3,045

Estimated amortization expense for each of the five succeeding years and thereafter as of April 3, 2015 was as follows (in thousands):

Year Ending December 31,	Cost of Sales	Operating Expenses	Total
2015 (remainder of year)	$3,524	$5,552	$9,076
2016	3,550	7,253	10,803
2017	3,229	6,632	9,861
2018	1,754	5,998	7,752
2019	1,487	4,008	5,495
Thereafter	4,264	10,006	14,270
Total	$17,808	$39,449	$57,257

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2015

(Unaudited)

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	April 3, 2015	December 31, 2014
Raw materials	$37,444	$38,934
Work-in-process	10,293	9,899
Finished goods	11,551	11,945
Demo and consigned inventory	1,394	2,165
Total inventories	$60,682	$62,943

Accrued Expenses and Other Current Liabilities

	April 3, 2015	December 31, 2014
Accrued compensation and benefits	$8,269	$7,741
Accrued warranty	2,825	3,044
Accrued professional services	2,201	1,827
Other	8,229	6,789
Total	$21,524	$19,401

Accrued Warranty

	Three Months Ended
	April 3, 2015	March 28, 2014
Balance at beginning of the period	$3,044	$3,315
Provision charged to cost of sales	429	481
Acquisition related warranty accrual	94	90
Use of provision	(342)	(571)
Reclassification to liabilities held for sale	(376)	—
Foreign currency exchange rate changes	(24)	(5)
Balance at end of period	$2,825	$3,310

Other Long Term Liabilities

	April 3, 2015	December 31, 2014
Capital lease obligations	$9,458	$9,507
Accrued pension liabilities	5,409	6,037
Other	3,828	3,275
Total	$18,695	$18,819

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2015

(Unaudited)

9. Debt

Debt consisted of the following (in thousands):

	April 3, 2015	December 31, 2014
Senior Credit Facilities – term loan	$33,125	$35,000
Senior Credit Facilities – revolving credit facility	90,000	80,000
Total Senior Credit Facilities	$123,125	$115,000

Senior Credit Facilities

The Company’s amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”) provides for a $50.0 million, 5-year, term loan facility due in quarterly installments of $1.9 million beginning in January 2013 and a $175.0 million, 5-year, revolving credit facility (collectively, the “Senior Credit Facilities”) that matures in December 2017. Quarterly installments due in the next twelve months under the term loan amount to $7.5 million and are classified as a current liability in the consolidated balance sheet. The increase in the revolving credit facility was related to additional borrowings to fund the Applimotion acquisition.

The Company is required to satisfy certain financial and non-financial covenants under the Amended and Restated Credit Agreement. The Company is in compliance with these covenants as of April 3, 2015.

Fair Value of Debt

As of April 3, 2015 and December 31, 2014, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity.

10. Share-Based Compensation

The table below summarizes activities relating to restricted stock units issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended April 3, 2015:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	749	$10.80
Granted	287	$13.29
Vested	(294)	$11.10
Forfeited	(27)	$11.03
Unvested at April 3, 2015	715	$11.67
Expected to vest as of April 3, 2015	691

The total fair value of restricted stock units that vested during the three months ended April 3, 2015, based on the market price of the underlying stock on the date of vesting, was $3.7 million.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2015

(Unaudited)

The table below summarizes share-based compensation expense recorded in income from continuing operations in the consolidated statements of operations (in thousands):

	Three Months Ended
	April 3, 2015	March 28, 2014
Selling, general and administrative	$1,484	$1,356
Research and development and engineering	49	50
Cost of sales	64	33
Restructuring, acquisition and divestiture related costs	(44)	46
Total share-based compensation expense	$1,553	$1,485

The expense recorded during each of the three-month periods ended April 3, 2015 and March 28, 2014, respectively, included $0.5 million related to deferred stock units granted to the members of the Company’s Board of Directors, pursuant to the Company’s Amended and Restated 2010 Incentive Plan. The expense associated with the respective deferred stock units was recognized in full on the date of grant, as the deferred stock units were fully vested and non-forfeitable upon grant.

The Company acquired 100% of the outstanding stock of JADAK on March 14, 2014. In addition to the total purchase price, the Company granted restricted stock units in an aggregate of 180,000 shares to the former owner-managers of JADAK as employment inducement awards. These restricted stock units are performance based awards and will vest after two years if certain financial targets and service conditions have been achieved. As of December 31, 2014 and April 3, 2015 an aggregate of 45,000 shares, and 90,000 shares, respectively, were forfeited due to the departure of two former owner-managers of JADAK.

11. Income Taxes

The Company determines its estimated annual effective tax rate at the end of each interim period based on full-year forecasted pre-tax income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 27.0% in the determination of the estimated annual effective tax rate.

The Company’s effective tax rate on income from continuing operations of 34.3% for the three months ended April 3, 2015 differs from the Canadian statutory rate of 27.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items for the period. The Company’s effective tax rate on income from continuing operations of 24.7% for the three months ended March 28, 2014 differs from the Canadian statutory rate primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items for the period.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2015

(Unaudited)

12. Restructuring, Acquisition and Divestiture Related Costs

The following table summarizes restructuring, acquisition and divestiture related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	April 3, 2015	March 28, 2014
2011 restructuring	$383	$28
2015 restructuring	1,370	—
Total restructuring charges	1,753	28
Acquisition charges	207	703
JADAK earn-out costs	(80)	87
JK Lasers divestiture related charges	557	—
Total acquisition and divestiture related charges	684	790
Total restructuring, acquisition and divestiture related costs	$2,437	$818

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”), which aimed to consolidate operations to reduce the Company’s cost structure and improve operational efficiency. As part of this initiative, the Company eliminated facilities through the consolidation of certain manufacturing, sales and distribution facilities and the exit of Semiconductor and Laser Systems businesses. The Company substantially completed the 2011 restructuring program by the end of 2013. Restructuring costs for the three months ended April 3, 2015 included facility costs of $0.4 million related to the Company’s vacant Orlando, Florida facility, which the Company owns and was previously occupied by the Laser Systems business. These costs were recorded in the Corporate, Shared Services and Unallocated segment.

2015 Restructuring

During the first quarter of 2015, the Company initiated a program to eliminate redundant costs, as a result of acquisition and divestiture activities, to better align our operations to our strategic growth plans, to further integrate our business lines, and as a consequence of our productivity initiatives. During the three months ended April 3, 2015, the Company incurred $1.3 million in severance costs related to the 2015 restructuring. Restructuring costs of $0.6 million, $0.4 million, $0.1 million and $0.3 million related to the Laser Products, Medical Technologies, Precision Motion and Corporate, Shared Services and Unallocated reportable segments, respectively.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Depreciation	Other
Balance at December 31, 2014	$231	$102	$105	$—	$24
Restructuring charges	1,753	1,328	58	332	35
Cash payments	(542)	(366)	(130)	—	(46)
Non-cash write-offs and other adjustments	(328)	4	—	(332)	—
Balance at April 3, 2015	$1,114	$1,068	$33	$—	$13

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2015

(Unaudited)

13. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating and capital lease agreements. There have been no material changes to the Company’s leases through April 3, 2015 from those discussed in Note 15 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Purchase Commitments

There have been no material changes to the Company’s purchase commitments from those discussed in Note 15 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2015

(Unaudited)

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

Precision Motion

The Precision Motion segment designs, manufactures and markets optical encoders, precision motor and motion control technology, air bearing spindles and precision machined components to customers worldwide. The vast majority of the segment’s product offerings are sold into the industrial and, to a lesser extent, the medical markets. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Reportable Segment Financial Information

Sales, gross profit, gross profit margin, operating income (loss) from continuing operations, and depreciation and amortization by reportable segments are as follows (in thousands):

	Three Months Ended
	April 3, 2015	March 28, 2014
Sales
Laser Products	$44,955	$41,860
Medical Technologies	31,111	22,367
Precision Motion	18,548	14,906
Total	$94,614	$79,133

	Three Months Ended
	April 3, 2015	March 28, 2014
Gross Profit
Laser Products	$19,375	$17,013
Medical Technologies	12,513	8,889
Precision Motion	8,465	6,416
Corporate, Shared Services and Unallocated	(347)	(213)
Total	$40,006	$32,105

	Three Months Ended
	April 3, 2015	March 28, 2014
Gross Profit Margin
Laser Products	43.1%	40.6%
Medical Technologies	40.2%	39.7%
Precision Motion	45.6%	43.0%
Total	42.3%	40.6%

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2015

(Unaudited)

	Three Months Ended
	April 3, 2015	March 28, 2014
Operating Income (Loss) from Continuing Operations
Laser Products	$8,395	$7,124
Medical Technologies	(654)	(117)
Precision Motion	4,137	2,643
Corporate, Shared Services and Unallocated	(6,481)	(5,582)
Total	$5,397	$4,068

	Three Months Ended
	April 3, 2015	March 28, 2014
Depreciation and Amortization
Laser Products	$1,582	$1,666
Medical Technologies	2,258	2,091
Precision Motion	473	502
Corporate, Shared Services and Unallocated	449	570
Total	$4,762	$4,829

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, expected benefits of the Applimotion acquisition; expected gain from the sale of the JK Lasers business; our belief that the Purchasing Managers Index (PMI) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; expectations regarding the 2015 restructuring program, including our reinvestment plans; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; changes in accounting principles and changes in actual or assumed tax liabilities; and expectations regarding tax exposure. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: the PMI may not provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market in any particular period or at all; economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; failure to introduce new products in a timely manner; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risk associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business or grow acquired businesses; our ability to make divestitures that provide business benefits; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; production difficulties and product delivery delays or disruptions; our compliance, or our failure to comply, with various federal, state and foreign regulations; changes in governmental regulation of our business or products; effects of compliance with conflict minerals regulations; our compliance, or failure to comply, with environmental regulations; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our ability to utilize our net operating loss carryforwards and other tax attributes; changes in tax laws, and fluctuations in our effective tax rates; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market price for our common shares; our ability to access cash and other assets of our subsidiaries; the influence of certain significant shareholders over our business; provisions of our articles of incorporation may delay or prevent a change in control; our significant existing indebtedness may limit our ability to engage in certain activities; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under the heading “Risk Factors.” In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Accounting Period

The interim financial statements of GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Business Overview

We design, develop, manufacture and sell precision photonics and motion control components and subsystems to Original Equipment Manufacturers (“OEM”) in the medical and advanced industrial markets. We are a leader in highly engineered enabling technologies, including CO2 laser sources, laser scanning and beam delivery products, optical data collection and machine vision technologies, medical visualization and informatics solutions, and precision motion control products. We specialize in collaborating with OEM customers to adapt our component and subsystem technologies to deliver highly differentiated performance in their applications.

Reportable Segments

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

Precision Motion

Our Precision Motion segment designs, manufactures and markets optical encoders, precision motor and motion control technology, air bearing spindles and precision machined components to customers worldwide. The vast majority of the segment’s product offerings are sold into the industrial and, to a lesser extent, the medical markets. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

End Markets

We primarily operate in two end markets: the advanced industrial market and the medical market.

Advanced Industrial Market

As of April 3, 2015, the advanced industrial market accounted for approximately 60% of the Company’s sales.  Sales for our advanced industrial market products are affected by a number of factors, including changing technology requirements and preferences of our customers, the financial condition of our advanced industrial customers, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activity specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

As of April 3, 2015, the medical market accounted for approximately 40% of the Company’s sales.  For the medical market, our sales are generally affected by hospital and other health care provider capital spending, changes in regulatory requirements and laws, changes in tax laws, aggregation of purchasing by healthcare networks, and demographics.

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

-	cross selling our entire product offerings to the leading medical manufacturers; and
-	pursuing complementary medical technology acquisitions;
•

increasing our penetration of high growth advanced industrial applications such as laser materials processing, robotics, automation, metrology, and via hole drilling by working closely with OEM customers to launch application specific products that closely match the requirements of each application;

•

broadening our portfolio of precision motion control products and capabilities through increased new product development investment in motion control product lines, expanded sales and marketing channels to reach target customers, and acquisitions of additional motion control product technologies used by existing customers;

•	broadening our product and service offerings through the acquisition of innovative and complementary technologies and solutions in medical and advanced industrial applications;
•	upgrading our existing operations to expand profit margins and improve customer satisfaction by implementing lean manufacturing principles and strategic sourcing across our major production sites; and
•	attracting, retaining, and developing talented and motivated employees.

Significant Events and Updates

Acquisition of Applimotion

On February 19, 2015, we acquired 100% of the outstanding stock of Applimotion Inc. (“Applimotion”), a Loomis, California based provider of advanced precision motor and motion control technology to OEM customers in the advanced industrial and medical markets, for a total purchase price of $14.8 million, subject to customary working capital adjustments. This total purchase price includes $13.9 million in cash paid upon closing of the acquisition and $0.9 million in estimated fair value of future contingent consideration payable upon the achievement of certain revenue targets for the fiscal years 2015 to 2017. The undiscounted range of contingent consideration is zero to $4.0 million. Applimotion specializes in motor applications that require highly precise and dynamic motion control. The acquisition enhances our strategic position in precision motion control by enabling us to offer a broader range of motion control technologies and integrated solutions. Applimotion is included in our Precision Motion reportable segment.

JK Lasers Divestiture

On April 15, 2015, we completed the sale of our JK Lasers business for $31.4 million in cash, subject to customary working capital adjustments. The JK Lasers business divestiture does not qualify for discontinued operations accounting treatment. The JK

Lasers business generated approximately $22 million in sales in 2014. The Company expects to record a pre-tax gain on the sale of approximately $17 million to $20 million. During the three months ended April 3, 2015, the Company incurred $0.5 million of consulting fees related to the JK Lasers business divestiture, which are included in restructuring, acquisition and divestiture related costs in the consolidated statement of operations.

2015 Restructuring

During the first quarter of 2015, the Company initiated a program to eliminate redundant costs, as a result of acquisition and divestiture activities, to better align our operations to our strategic growth plans, to further integrate our business lines, and as a consequence of our productivity initiatives. During the three months ended April 3, 2015, the Company incurred $1.3 million in severance costs related to the 2015 restructuring. We principally intend to reallocate resources and reinvest these savings into higher growth businesses and lower cost regions.

Results of Operations for the Three Months Ended April 3, 2015 Compared with the Three Months Ended March 28, 2014

The following table sets forth our unaudited results of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	April 3, 2015	March 28, 2014
Sales	100.0%	100.0%
Cost of sales	57.7	59.4
Gross profit	42.3	40.6
Operating expenses:
Research and development and engineering	8.7	7.4
Selling, general and administrative	23.3	24.9
Amortization of purchased intangible assets	2.0	2.2
Restructuring, acquisition and divestiture related costs	2.6	1.0
Total operating expenses	36.6	35.5
Operating income from continuing operations	5.7	5.1
Interest income (expense), net	(1.5)	(1.0)
Foreign exchange transaction gains (losses), net	0.5	(0.0)
Other income (expense), net	0.8	0.7
Income from continuing operations before income taxes	5.5	4.8
Income tax provision	1.9	1.2
Income from continuing operations	3.6	3.6
Loss from discontinued operations, net of tax	—	(2.4)
Consolidated net income	3.6	1.2
Less: Net income attributable to noncontrolling interest	—	0.0
Net income attributable to GSI Group Inc.	3.6%	1.2%

Overview of Financial Results

Total sales for the three months ended April 3, 2015 increased 19.6% compared to the three months ended March 28, 2014. Our JADAK and Applimotion acquisitions accounted for a 16.2% increase versus the prior year. In addition, foreign currency exchange rates adversely impacted our sales by 5.5% during the three months ended April 3, 2015. Excluding the impact of acquisitions and changes in foreign exchange rates, total sales for the three months ended April 3, 2015 increased 8.9% compared to the prior year. Our organic sales growth is summarized as follows:

Three Months Ended April 3, 2015 Percentage Change
Reported growth	19.6%
Less: Change attributable to acquisitions	16.2%
Plus: Change due to foreign currency	5.5%
Organic growth	8.9%

The organic growth in our sales for the three months ended April 3, 2015 versus the prior year was attributable to growth in our Laser Products and Precision Motion segments, offset by a decrease in sales of our Medical Technology segment driven by a decline in sales in our visualization solutions products.

Operating income from continuing operations increased $1.3 million, or 32.7%, from $4.1 million for the three months ended March 28, 2014, to $5.4 million for the three months ended April 3, 2015. This increase was primarily attributable to an increase in gross profit of $7.9 million as a result of higher sales, partially offset by an increase in restructuring expenses related to the 2015 restructuring program and JK Lasers divestiture related costs. Diluted earnings per share (“Diluted EPS”) from continuing operations of $0.10 for the three months ended April 3, 2015 increased $0.02 from the prior year. This increase was primarily attributable to higher operating income from continuing operations and foreign currency gains in the current period versus foreign currency losses in the prior year, offset by an increase in interest expense as a result of higher average debt levels during 2015 and an increase in the Company’s effective tax rate.

Sales

The following table sets forth external sales by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	April 3, 2015	March 28, 2014	Increase	Percentage Change
Laser Products	$44,955	$41,860	$3,095	7.4%
Medical Technologies	31,111	22,367	8,744	39.1%
Precision Motion	18,548	14,906	3,642	24.4%
Total	$94,614	$79,133	$15,481	19.6%

Laser Products

Laser Products segment sales for the three months ended April 3, 2015 increased by $3.1 million, or 7.4%, versus the prior year due to growth across all product lines. The sales growth was primarily due to an increase in demand in the advanced industrial market.

Medical Technologies

Medical Technologies segment sales for the three months ended April 3, 2015 increased by $8.7 million, or 39.1%, versus the prior year. The JADAK acquisition accounted for $10.7 million of the increase in sales versus the prior year, which was partially offset by a decline in sales in our visualization solutions products.

Precision Motion

Precision Motion segment sales for the three months ended April 3, 2015 increased by $3.6 million, or 24.4%, versus the prior year. The increase was principally driven by the Applimotion acquisition and sales of our optical encoder products as a result of increased customer volumes in both the advanced industrial market and the medical market.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	April 3, 2015	March 28, 2014
Gross profit:
Laser Products	$19,375	$17,013
Medical Technologies	12,513	8,889
Precision Motion	8,465	6,416
Corporate	(347)	(213)
Total	$40,006	$32,105
Gross profit margin:
Laser Products	43.1%	40.6%
Medical Technologies	40.2%	39.7%
Precision Motion	45.6%	43.0%

Total	42.3%	40.6%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Laser Products

Laser Products segment gross profit for the three months ended April 3, 2015 increased $2.4 million, or 13.9%, versus the prior year due to Laser Products sales growth and an increase in gross profit margin. Laser Products segment gross profit margin was 43.1% for the three months ended April 3, 2015, versus a gross profit margin of 40.6% for the prior year. The 2.5 percentage point increase in gross profit margin was driven by gross profit margin improvements across all product lines.  This increase was primarily attributable to higher sales and continuous improvement productivity initiatives.

Medical Technologies

Medical Technologies segment gross profit for the three months ended April 3, 2015 increased $3.6 million, or 40.8%, versus the prior year. The increase was primarily attributable to the JADAK acquisition, partially offset by a decline in gross profit for our visualization solutions products due to lower sales. Medical Technologies segment gross profit margin was 40.2% for the three months ended April 3, 2015, versus a gross profit margin of 39.7% for the prior year. The 0.5 percentage point increase in gross profit margin was primarily attributable to the JADAK acquisition. Included in gross profit for the three months ended April 3, 2015 was the amortization of developed technologies of $0.5 million. Gross profit for the three months ended March 28, 2014 included amortization of inventory fair value step-up and amortization of developed technologies of $0.7 million.

Precision Motion

Precision Motion segment gross profit for the three months ended April 3, 2015 increased $2.0 million, or 31.9%, versus the prior year. The increase was primarily attributable to the increase in sales volume of our optical encoder products and the Applimotion acquisition. Precision Motion segment gross profit margin was 45.6% for the three months ended April 3, 2015, versus a gross profit margin of 43.0% for the prior year. The 2.6 percentage point increase in gross profit margin was due to an increase in sales, less amortization expense and continuous improvement productivity initiatives.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended
	April 3, 2015	March 28, 2014
Research and development and engineering	$8,215	$5,857
Selling, general and administrative	22,068	19,618
Amortization of purchased intangible assets	1,889	1,744
Restructuring, acquisition and divestiture related costs	2,437	818
Total	$34,609	$28,037

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $8.2 million, or 8.7% of sales, during the three months ended April 3, 2015, versus $5.9 million, or 7.4% of sales, during the prior year. R&D expenses increased in terms of total dollars and as a percentage of sales, primarily due to the acquisition of JADAK and increased investments in new product initiatives across the majority of our product lines.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $22.1 million, or 23.3% of sales, during the three months ended April 3, 2015, versus $19.6 million, or 24.9% of sales, during the prior year. SG&A expenses increased in terms of total dollars primarily due to the acquisition of JADAK, which accounted for the majority of the increase for the three months ended April 3, 2015.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of sales, was $1.9 million, or 2.0% of sales, during the three months ended April 3, 2015, versus $1.7 million, or 2.2% of sales, during the prior year. The increase, in terms of total dollars, was related to the increase in amortization of acquired intangible assets from acquisitions.

Restructuring, Acquisition and Divestiture Related Costs

We recorded restructuring, acquisition and divestiture related costs of $2.4 million during the three months ended April 3, 2015, versus $0.8 million during the prior year. During the three months ended April 3, 2015, we recorded $1.4 million in restructuring charges related to our 2015 restructuring program, $0.4 million related to our 2011 restructuring program, $0.5 million in JK Lasers divestiture related costs and acquisition related costs of $0.2 million related to costs associated with the Applimotion acquisition. Cash related charges, primarily severance and consulting costs, totaled $2.1 million, while non-cash charges, related to depreciation on a previously restructured facility which we exited in a prior period, totaled $0.3 million.

Operating Income from Continuing Operations by Segment

The following table sets forth operating income from continuing operations by segment for the periods noted (in thousands):

	Three Months Ended
	April 3, 2015	March 28, 2014
Operating Income (Loss) from Continuing Operations
Laser Products	$8,395	$7,124
Medical Technologies	(654)	(117)
Precision Motion	4,137	2,643
Corporate, shared services and unallocated	(6,481)	(5,582)
Total	$5,397	$4,068

Laser Products

Laser Products operating income from continuing operations for the three months ended April 3, 2015 increased by $1.3 million, or 17.8%, versus the prior year. The increase in operating income from continuing operations was primarily due to an increase in gross profit, partially offset against an increase in restructuring costs and divestiture related costs by $1.1 million. The increase in restructuring and divestiture related costs was mainly due to an increase in costs related to the 2015 restructuring program and costs related to the JK Lasers divestiture.

Medical Technologies

Medical Technologies operating loss from continuing operations for the three months ended April 3, 2015 increased by $0.5 million, or 459.0%, versus the prior year. The increase was primarily attributable to the decline in gross profit for our visualization solutions products and increases in SG&A and R&D investments. In addition, restructuring costs for the three months ended April 3, 2015 increased by $0.2 million from the prior year mainly due to the 2015 restructuring program.

Precision Motion

Precision Motion operating income from continuing operations for the three months ended April 3, 2015 increased by $1.5 million, or 56.5%, versus the prior year. The increase was primarily due to the increase in gross profit from higher sales volumes.

Corporate, Shared Services and Unallocated

Corporate, shared services and unallocated costs primarily represent costs of corporate functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended April 3, 2015 increased by $0.9 million, or 16.1%, versus the prior year. The increase was driven by higher severance and facility related costs. Restructuring and acquisition related costs for the three months ended April 3, 2015 were $0.9 million, versus $0.7 million for the three months ended March 28, 2014.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (dollars in thousands):

	Three Months Ended
	April 3, 2015	March 28, 2014
Interest income (expense), net	$(1,397)	$(837)
Foreign exchange transaction gains (losses), net	517	(19)
Other income (expense), net	729	581
Total	$(151)	$(275)

Interest Income (Expense), Net

The increase in interest income (expense) for the three months ended April 3, 2015 versus the prior year was primarily the result of higher average debt levels due to borrowings under our revolving credit facilities to fund acquisitions.  The weighted average interest rate on our Senior Credit Facilities was 3.42% and 3.43% during the three months ended April 3, 2015 and March 28, 2014, respectively.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were $0.5 million net gains for the three months ended April 3, 2015, versus less than ($0.1) million net losses for the prior year due to changes in the U.S. Dollar against the Euro, British Pound and Japanese Yen.

Other Income (Expense), Net

Other income (expense), net, was $0.7 million during the three months ended April 3, 2015 versus $0.6 million for the prior year. Other income (expense), net, increased from the prior year as a result of higher earnings from our equity-method investment in Laser Quantum.

Income Taxes

The effective tax rate for the three months ended April 3, 2015 was 34.3%, versus 24.7% for the prior year comparable period. The effective tax rates for the three months ended April 3, 2015 and March 28, 2014 differ from the Canadian statutory rate of 27.0%, primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items. The Company recognized a net tax benefit associated with additional uncertain tax positions of $0.1 million during the three months ended April 3, 2015. During the three months ended March 28, 2014, the Company recognized $0.7 million net tax benefit associated with uncertain tax positions upon expiration of statutes of limitation.

Discontinued Operations

Income (loss) from discontinued operations, net of tax, was zero and ($1.9) million during the three months ended April 3, 2015 and March 28, 2014, respectively. The loss from discontinued operations, net of tax, for the three months ended March 28, 2014 was due to losses related to the Scientific Lasers business, which was sold in July 2014.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. The Company expects to fund share repurchases through cash on hand and future cash flows from operations. As of December 31, 2014, the Company has cumulatively repurchased 50 thousand shares of its common stock for an aggregate amount of $0.5 million. There have been no share repurchases to date in 2015.

As of April 3, 2015, $20.0 million of our $47.5 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries. However, in certain instances, we have identified excess cash for which we may repatriate and we have established deferred tax liabilities for the expected tax cost. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

Amended and Restated Credit Agreement

Our amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”) consists of a $50.0 million, 5-year term loan facility and a $175.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”) that mature in December 2017. As of April 3, 2015, we had outstanding term loans of $33.1 million and revolving loans of $90.0 million outstanding under the Senior Credit Facilities.

The Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements and our compliance as of April 3, 2015:

	Requirement	Actual
Maximum consolidated leverage ratio	3.00	2.10
Minimum consolidated fixed charge coverage ratio	1.50	3.75

Cash Flows for the Three Months Ended April 3, 2015 and March 28, 2014

The following table summarizes our cash flows from continuing operations, cash and cash equivalent balances and unused and available funds under our revolving credit facility for the periods indicated (dollars in thousands):

	Three Months Ended
	April 3, 2015	March 28, 2014
Net cash provided by operating activities of continuing operations	$6,042	$2,796
Net cash used in investing activities of continuing operations	$(14,775)	$(93,294)
Net cash provided by financing activities of continuing operations	$6,731	$63,191

	April 3, 2015	December 31, 2014
Cash and cash equivalents	$47,542	$51,146
Unused and available funds under revolving credit facility	$85,000	$95,000

Operating Cash Flows

Cash provided by operating activities of continuing operations was $6.0 million for the three months ended April 3, 2015, versus $2.8 million for the prior year. Cash provided by operating activities of continuing operations for the three months ended April 3, 2015 increased from the prior year primarily due to an increase in income from continuing operations. Cash provided by operating activities of continuing operations was positively impacted by an increase in our days payables outstanding which increased from to 45 days at December 31, 2014 to 49 days at April 3, 2015. Cash provided by operating activities of continuing operations was negatively impacted by an increase in our days sales outstanding which increased from 53 days at December 31, 2014 to 56 days at April 3, 2015 and by an increase in inventory as our inventory turnover ratio decreased from 3.3 at December 31, 2014 to 3.2 at April 3, 2015.

Cash provided by operating activities of continuing operations for the three months ended March 28, 2014 was primarily related to income from continuing operations of $2.9 million and a decrease in inventory excluding inventories from the JADAK acquisition, as our inventory turnover increased from 3.2 at December 31, 2013 to 3.4 at March 28, 2014. Cash provided by operating activities of continuing operations was negatively impacted by an increase in our days sales outstanding which increased from 56 days at December 31, 2013 to 60 days at March 28, 2014 and a decrease in our days payables outstanding which decreased from to 48 days at December 31, 2013 to 43 days at March 28, 2014.

As a result of the sale of our Scientific Lasers business in July 2014, there were no cash flows from operating activities of discontinued operations for the three months ended April 3, 2015.

Investing Cash Flows

Net cash used in investing activities of our continuing operations was $14.8 million during the three months ended April 3, 2015, compared to $93.3 million during the three months ended March 28, 2014. Cash used in investing activities for the three months ended April 3, 2015 was primarily due to cash consideration paid for the Applimotion acquisition in February 2015 and $0.9 million in capital expenditures.  Cash outflows from investing activities of continuing operations during the three months ended March 28, 2014 were primarily related to cash consideration paid for the JADAK acquisition in March 2014 and $1.0 million in capital expenditures.

As a result of the sale of our Scientific Lasers business in July 2014, there were no cash flows from investing activities of discontinued operations for the three months ended April 3, 2015.

Financing Cash Flows

Cash provided by financing activities of continuing operations was $6.7 million during the three months ended April 3, 2015, consisting of $13.0 million of borrowings under our revolving credit facility to fund the Applimotion acquisition, partially offset by $1.9 million of contractual term loan payments and $3.0 million of optional repayments of borrowings under our revolving credit facility. The Company also made payroll tax payments on stock-based awards of $1.4 million.

Cash provided by financing activities of continuing operations was $63.2 million during the three months ended March 28, 2014, consisting of $70.0 million of borrowings under our revolving credit facility to fund the JADAK acquisition, partially offset by contractual repayments on our term loan of $1.9 million, optional repayments of borrowings under our revolving credit facility of $3.0 million and $0.7 million bank fees. The Company also made payroll tax payments on stock-based awards of $1.4 million.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Excluding the drawdown on our Senior Credit Facilities to fund the Applimotion acquisition, through April 3, 2015, we have not entered into any material new or modified contractual obligations since the end of the fiscal year ended December 31, 2014.

Off-Balance Sheet Arrangements

The Company has an equity method investment in Laser Quantum Ltd. Group (“Laser Quantum”), a privately held company located in the United Kingdom. The Company has an ownership interest of approximately 41% in the Laser Quantum business. We continue to recognize our share of the earnings of this entity under the equity method.

Through April 3, 2015, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to our critical accounting policies through April 3, 2015 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the three months ended April 3, 2015, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of April 3, 2015, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 3, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended April 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes in the risks affecting the Company since the filing of such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Purchase Agreement, dated April 15, 2015, by and among GSI Group Limited, GSI Group Corporation, GSI Group Europe GmbH, GSI Group Japan Corporation, GSI Group Precision Technologies (Suzhou) Co., LTD., GSI Group Inc., JKL Newco Limited, and SPI Lasers UK Limited, SPI Lasers LLC, SPI Lasers (Shanghai) Co., Ltd. and Trumpf Corporation. (The Registrant hereby agrees to furnish a copy of any omitted schedule to the Commission upon request.)	8-K	001-35083	10.1	04/20/15

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	03/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

4.1	Form of Indenture, to be entered into between the Registrant and Wilmington Trust, National Association.	S-3	333-202597	4.3	03/09/15

10.1	Severance Agreement between GSI Group Inc. and Deborah A. Mulryan, dated January 13, 2015.	10-K	001-35083	10.23	03/09/15

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at April 3, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended April 3, 2015 and March 28, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended April 3, 2015 and March 28, 2014, (iv) Consolidated Statements of Cash Flows for the three months ended April 3, 2015 and March 28, 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush	Director, Chief Executive Officer	May 7, 2015
John A. Roush

/s/ Robert J. Buckley	Chief Financial Officer	May 7, 2015
Robert J. Buckley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Purchase Agreement, dated April 15, 2015, by and among GSI Group Limited, GSI Group Corporation, GSI Group Europe GmbH, GSI Group Japan Corporation, GSI Group Precision Technologies (Suzhou) Co., LTD., GSI Group Inc., JKL Newco Limited, and SPI Lasers UK Limited, SPI Lasers LLC, SPI Lasers (Shanghai) Co., Ltd. and Trumpf Corporation. (The Registrant hereby agrees to furnish a copy of any omitted schedule to the Commission upon request.)	8-K	001-35083	10.1	04/20/15

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	03/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

4.1	Form of Indenture, to be entered into between the Registrant and Wilmington Trust, National Association.	S-3	333-202597	4.3	03/09/15

10.1	Severance Agreement between GSI Group Inc. and Deborah A. Mulryan, dated January 13, 2015.	10-K	001-35083	10.23	03/09/15

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at April 3, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended April 3, 2015 and March 28, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended April 3, 2015 and March 28, 2014, (iv) Consolidated Statements of Cash Flows for the three months ended April 3, 2015 and March 28, 2014, and (v) Notes to Consolidated Financial Statements.