Form 10-Q
period 2015-07-03
GSI GROUP INC
filed 2015-08-05
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2015

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

As of July 31, 2015, there were 34,410,418 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	July 3,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$81,051	$51,146
Accounts receivable, net of allowance of $253 and $282, respectively	54,379	51,494
Inventories	60,410	62,943
Income taxes receivable	5,025	5,906
Deferred tax assets	6,124	5,971
Prepaid expenses and other current assets	5,644	5,236
Assets of discontinued operations	—	631
Total current assets	212,633	183,327
Property, plant and equipment, net	37,780	40,088
Deferred tax assets	2,801	2,912
Other assets	13,578	14,604
Intangible assets, net	67,278	67,242
Goodwill	98,358	90,746
Total assets	$432,428	$398,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,500	$7,500
Accounts payable	26,942	25,592
Income taxes payable	5,299	1,189
Deferred tax liabilities	208	208
Accrued expenses and other current liabilities	22,037	19,401
Liabilities of discontinued operations	—	324
Total current liabilities	61,986	54,214
Long-term debt	108,750	107,500
Deferred tax liabilities	2,509	35
Income taxes payable	6,339	7,097
Other liabilities	18,257	18,819
Total liabilities	197,841	187,665
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,409 and 34,219, respectively	423,856	423,856
Additional paid-in capital	29,536	28,590
Accumulated deficit	(202,221)	(225,165)
Accumulated other comprehensive loss	(16,584)	(16,456)
Total GSI Group Inc. stockholders’ equity	234,587	210,825
Noncontrolling interest	—	429
Total stockholders’ equity	234,587	211,254
Total liabilities and stockholders’ equity	$432,428	$398,919

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2015	2014	2015	2014
Revenue	$96,494	$96,905	$191,108	$176,038
Cost of revenue	55,149	58,254	109,757	105,282
Gross profit	41,345	38,651	81,351	70,756
Operating expenses:
Research and development and engineering	7,840	7,525	16,055	13,382
Selling, general and administrative	20,922	21,410	42,990	41,028
Amortization of purchased intangible assets	1,852	2,876	3,741	4,620
Restructuring, acquisition and divestiture related costs	416	360	2,853	1,178
Total operating expenses	31,030	32,171	65,639	60,208
Operating income from continuing operations	10,315	6,480	15,712	10,548
Interest income (expense), net	(1,375)	(1,375)	(2,772)	(2,212)
Foreign exchange transaction gains (losses), net	(3,153)	(61)	(2,636)	(80)
Other income (expense), net	20,034	419	20,763	1,000
Income from continuing operations before income taxes	25,821	5,463	31,067	9,256
Income tax provision	6,310	2,057	8,110	2,994
Income from continuing operations	19,511	3,406	22,957	6,262
Loss from discontinued operations, net of tax	(13)	(2,678)	(13)	(4,544)
Consolidated net income	19,498	728	22,944	1,718
Less: Net income attributable to noncontrolling interest	—	(3)	—	(10)
Net income attributable to GSI Group Inc.	$19,498	$725	$22,944	$1,708

Earnings per common share from continuing operations:
Basic	$0.56	$0.10	$0.66	$0.18
Diluted	$0.56	$0.10	$0.66	$0.18
Loss per common share from discontinued operations:
Basic	$(0.00)	$(0.08)	$(0.00)	$(0.13)
Diluted	$(0.00)	$(0.08)	$(0.00)	$(0.13)
Earnings per common share attributable to GSI Group Inc.:
Basic	$0.56	$0.02	$0.66	$0.05
Diluted	$0.56	$0.02	$0.66	$0.05

Weighted average common shares outstanding—basic	34,630	34,378	34,567	34,304
Weighted average common shares outstanding—diluted	35,029	34,707	35,014	34,690

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2015	2014	2015	2014
Consolidated net income	$19,498	$728	$22,944	$1,718
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	3,958	1,006	(548)	943
Pension liability adjustments, net of tax (2)	(309)	(50)	420	14
Total other comprehensive income (loss)	3,649	956	(128)	957
Total consolidated comprehensive income (loss)	23,147	1,684	22,816	2,675
Less: Comprehensive income attributable to noncontrolling interest	—	(3)	—	(10)
Comprehensive income (loss) attributable to GSI Group Inc.	$23,147	$1,681	$22,816	$2,665

(1)	The tax effect on this component of comprehensive income was $0.5 million for the three and six months ended July 3, 2015 and $0.2 million for the three and six months ended June 27, 2014.
(2)

The tax effect on this component of comprehensive income was not material for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	July 3,	June 27,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$22,944	$1,718
Less: Loss from discontinued operations, net of tax	13	4,544
Income from continuing operations	22,957	6,262
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	9,385	11,151
Provision for inventory excess and obsolescence	801	602
Share-based compensation	2,533	2,434
Deferred income taxes	172	(1,250)
Earnings from equity-method investment	(1,121)	(989)
Gain on disposal of business	(19,638)	—
Non-cash restructuring and acquisition related charges	261	553
Other	574	1,023
Changes in assets and liabilities which (used) provided cash, excluding effects from businesses purchased or classified as discontinued operations:
Accounts receivable	(5,243)	(429)
Inventories	(3,841)	60
Income taxes receivable, prepaid expenses and other current assets	1,745	215
Accounts payable, income taxes payable, accrued expenses and other current liabilities	7,184	583
Other non-current assets and liabilities	(1,201)	(291)
Cash provided by operating activities of continuing operations	14,568	19,924
Cash provided by (used in) operating activities of discontinued operations	(13)	121
Cash provided by operating activities	14,555	20,045
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,133)	(2,589)
Acquisition of businesses, net of cash acquired	(13,048)	(93,656)
Proceeds from sale of business, net of transaction costs	30,623	—
Proceeds from the sale of property, plant and equipment	116	52
Cash provided by (used in) investing activities of continuing operations	15,558	(96,193)
Cash used in investing activities of discontinued operations	—	(898)
Cash provided by (used in) investing activities	15,558	(97,091)
Cash flows from financing activities:
Borrowings under revolving credit facility	13,000	77,000
Repayments of long-term debt and revolving credit facility	(11,750)	(13,750)
Payments for debt issuance costs	—	(712)
Payments of withholding taxes from stock-based awards	(1,382)	(1,508)
Capital lease payments	(348)	(540)
Other financing activities	118	439
Cash provided by (used in) financing activities of continuing operations	(362)	60,929
Cash provided by financing activities of discontinued operations	—	—
Cash provided by (used in) financing activities	(362)	60,929
Effect of exchange rates on cash and cash equivalents	154	144
Increase (decrease) in cash and cash equivalents	29,905	(15,973)
Cash and cash equivalents, beginning of period	51,146	60,980
Cash and cash equivalents, end of period	$81,051	$45,007
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,011	$1,608
Cash paid for income taxes	$3,661	$2,032
Income tax refunds received	$17	$109

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2015

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

The accompanying unaudited interim consolidated financial statements have been prepared in U.S. dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, these interim consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

During the quarter ended July 3, 2015, the Company deconsolidated its 50% owned joint venture, Excel Laser Technology Private Limited (the “India JV”), as a result of an agreement executed in June 2015 to sell 100% of the Company’s interest in the India JV. The accounts of the India JV were previously included in discontinued operations in the consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its estimates based on historical experience, current conditions and various other assumptions that it believes are reasonable under the circumstances. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the period in which they are deemed to be necessary. Actual results could differ significantly from those estimates.

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

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2015

(Unaudited)

consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity may apply the new guidance either retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. The Company is currently evaluating the impact of ASU 2015-05 on the Company’s consolidated financial statements.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” and requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. Upon adoption, an entity may apply the new guidance either retrospectively to each prior reporting period presented or retrospectively only to customer contracts not yet completed as of the date of adoption with the cumulative effect of initially applying the standard recognized in beginning retained earnings at the date of the initial application. In July 2015, the FASB reached a decision to defer the effective date of ASU 2014-09 by one year, with the option of early adoption as of the original effective date. The deferral will result in ASU 2014-09 being effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)," which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 will be effective for annual reporting periods ending after December 15, 2016. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have any impact on the Company’s consolidated financial statements.

2. Business Combinations

On February 19, 2015, the Company acquired 100% of the outstanding stock of Applimotion Inc. (“Applimotion”), a Loomis, California based provider of advanced precision motor and motion control technology to OEM customers in the advanced industrial and medical markets, for a total purchase price of $14.0 million, net of working capital adjustments. The purchase price includes $13.0 million in cash paid for the acquisition and $1.0 million estimated fair value of future contingent consideration payable upon the achievement of certain revenue targets for fiscal years 2015 to 2017. The undiscounted range of possible contingent consideration is zero to $4.0 million. The Company expects that the addition of Applimotion will enable the Company to offer a broader range of motion control technologies and integrated solutions to customers. The Company recognized Applimotion acquisition costs of less than $0.1 million and $0.2 million during the three and six months ended July 3, 2015, respectively. Acquisition-related costs are included in restructuring, acquisition and divestiture related costs in the consolidated statements of operations.

The acquisition of Applimotion has been accounted for as a business combination. The allocation of the purchase price is based upon the estimated fair value of assets acquired and liabilities assumed as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Applimotion and the Company. The process for estimating the fair values of identifiable intangible assets and the contingent consideration liability requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2015

(Unaudited)

The total purchase price was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$317
Accounts receivable	1,821
Inventory	2,041
Prepaid expenses and other current assets	89
Property and equipment	308
Intangible assets	6,071
Goodwill	7,612
Total assets acquired	18,259

Accounts payable	964
Other liabilities	717
Deferred tax liabilities	2,248
Total liabilities assumed	3,929
Total assets acquired and liabilities assumed	14,330
Less: cash acquired	317
Total purchase price, net of cash acquired	14,013
Less: contingent consideration	965
Net cash used for acquisition of business	$13,048

The fair value of intangible assets is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technology	$2,684	10 years
Customer relationships	2,066	10 years
Non-compete covenant	684	4 years
Backlog	637	1 year
Total	$6,071

The purchase price allocation resulted in $7.6 million of goodwill and $6.1 million of identifiable intangible assets, none of which is expected to be deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flow potential attributable to: (i) Applimotion’s ability to grow their business with existing and new customers, (ii) the potential to realize cost improvements due to scale and more efficient operations, (iii) the opportunity to serve customers with integrated assemblies that feature products from both Applimotion and the Company and, (iv) the potential to sell the Company’s products into Applimotion’s customer base.

The results of the Applimotion acquisition were included in the Company’s results of operations beginning on February 19, 2015. The pro forma financial information reflecting the operating results of Applimotion, as if it had been acquired on January 1, 2014, is not presented herein as it would not differ materially from the operating results of the Company as reported for 2014. Applimotion is included in the Company’s Precision Motion reportable segment.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2015

(Unaudited)

3. Discontinued Operations and Divestitures

In June 2015, the Company finalized an agreement to divest its 50% owned joint venture, the India JV, and recorded a pre-tax loss of less than $0.1 million in operating loss from discontinued operations, net of tax during the three months ended July 3, 2015. All assets, liabilities, accumulated other comprehensive income and non-controlling interest of the India JV were derecognized as of the date of the agreement.

On April 15, 2015, the Company completed the sale of certain assets and liabilities of its JK Lasers business, previously included in the Laser Products reportable segment, for approximately $30.6 million in cash, received upon closing, net of transaction costs. As of July 3, 2015, the working capital adjustments had not yet been settled and were estimated to be a cash payment of $1.0 million to the buyer. During the three months ended July 3, 2015, the Company recognized a pre-tax gain on sale of $19.6 million in other income (expense), net on the consolidated statement of operations. The JK Lasers business divestiture does not qualify for discontinued operations accounting treatment.

In July 2014, the Company completed the sale of certain assets and liabilities of its Scientific Lasers business for approximately $6.5 million in cash, net of working capital adjustments.  In accordance with the purchase and sale agreement, $1.5 million of the sales proceeds is held in escrow until January 2016. The $1.5 million escrow is included in prepaid expenses and other current assets on the balance sheet as of July 3, 2015 and other long-term assets as of December 31, 2014.

Assets and liabilities of discontinued operations as of December 31, 2014 included the balances of the India JV. There were no assets and liabilities of discontinued operations as of July 3, 2015. The major components of the assets and liabilities of discontinued operations as of December 31, 2014, respectively, were as follows (in thousands):

December 31,
2014
Accounts receivable, net	$95
Inventories	161
Prepaid and other current assets	8
Other assets	367
Assets of discontinued operations	$631

Accounts payable	$16
Accrued expenses and other current liabilities	74
Other liabilities	234
Liabilities of discontinued operations	$324

The following table presents the operating results which are reported as discontinued operations in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2015	2014	2015	2014
Revenue from discontinued operations	$—	$6,271	$—	$10,287
Operating loss from discontinued operations, before income tax	$(13)	$(2,136)	$(13)	$(4,987)
Operating loss from discontinued operations, net of tax	$(13)	$(2,678)	$(13)	$(4,544)

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2015

(Unaudited)

4. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) was as follows (in thousands):

	Total accumulated
	other	Foreign currency
	comprehensive	translation	Pension
	income (loss)	adjustments	liability
Balance at December 31, 2014	$(16,456)	$(5,615)	$(10,841)
Other comprehensive income (loss)	(897)	(882)	(15)
Amounts reclassified from other comprehensive income (loss) (1)	769	334	435
Balance at July 3, 2015	$(16,584)	$(6,163)	$(10,421)

(1)

The amounts reclassified from other comprehensive income (loss) were included in selling, general and administrative expenses and loss from discontinued operations, net of tax in the consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2015	2014	2015	2014
Numerators:
Income from continuing operations	$19,511	$3,406	$22,957	$6,262
Loss from discontinued operations	(13)	(2,678)	(13)	(4,544)
Less: Income attributable to noncontrolling interest	—	(3)	—	(10)
Loss from discontinued operations attributable to GSI Group Inc.	(13)	(2,681)	(13)	(4,554)
Net income attributable to GSI Group Inc.	$19,498	$725	$22,944	$1,708

Denominators:
Weighted average common shares outstanding— basic	34,630	34,378	34,567	34,304
Dilutive potential common shares	399	329	447	386
Weighted average common shares outstanding— diluted	35,029	34,707	35,014	34,690
Antidilutive common shares excluded from above	—	—	—	44

Basic Earnings (Loss) per Common Share:
From continuing operations	$0.56	$0.10	$0.66	$0.18
From discontinued operations	$(0.00)	$(0.08)	$(0.00)	$(0.13)
Basic earnings per share attributable to GSI Group Inc.	$0.56	$0.02	$0.66	$0.05

Diluted Earnings (Loss) per Common Share:
From continuing operations	$0.56	$0.10	$0.66	$0.18
From discontinued operations	$(0.00)	$(0.08)	$(0.00)	$(0.13)
Diluted earnings per share attributable to GSI Group Inc.	$0.56	$0.02	$0.66	$0.05

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2015

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

6. Fair Value Measurements

ASC 820, “Fair Value Measurements,” establishes a fair value hierarchy based on the following three levels of inputs:

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

The following table summarizes the fair values of our financial assets and liabilities as of July 3, 2015 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,581	$2,581	$—	$—
Total Assets	$2,581	$2,581	$—	$—

Liabilities
Contingent consideration	$965	$—	$—	$965
Total Liabilities	$965	$—	$—	$965

The following table summarizes the fair values of our financial assets as of December 31, 2014 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,255	$2,255	$—	$—

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2015

(Unaudited)

Contingent consideration relates to the Company’s acquisition of Applimotion on February 19, 2015. The former shareholders of Applimotion are eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal years 2015 to 2017. If such targets are achieved, the contingent consideration will be payable in cash in two installments in 2017 and 2018, respectively. The estimated fair value of the contingent consideration was determined based on the Monte Carlo valuation method and has been recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of this contingent liability will be recorded in the consolidated statement of operations as acquisition related costs until the liability is fully settled. There have been no changes to the fair value of the contingent consideration since the acquisition date. The estimated fair value of the contingent consideration is reported as a long-term liability in the consolidated balance sheet.

See Note 9 to Consolidated Financial Statements for a discussion of the estimated fair value of the Company’s outstanding debt.

7. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances annually for impairment as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company performed its annual goodwill impairment test at the beginning of the second quarter of 2015 and noted no impairment of goodwill.

The following table summarizes changes in goodwill during the six months ended July 3, 2015 (in thousands):

Balance at beginning of the period	$90,746
Goodwill acquired from the Applimotion acquisition	7,612
Balance at end of the period	$98,358

Goodwill acquired from the Applimotion acquisition is reflected in the Precision Motion segment. Goodwill by reportable segment as of July 3, 2015 was as follows (in thousands):

	Reportable Segment
	Laser Products	Vision Technologies	Precision Motion	Total
Goodwill	$132,954	$82,730	$33,903	$249,587
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$30,493	$51,008	$16,857	$98,358

Goodwill by reportable segment as of December 31, 2014 was as follows (in thousands):

	Reportable Segment
	Laser Products	Vision Technologies	Precision Motion	Total
Goodwill	$132,954	$82,730	$26,291	$241,975
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$30,493	$51,008	$9,245	$90,746

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2015

(Unaudited)

Intangible Assets

Intangible assets as of July 3, 2015 and December 31, 2014, respectively, are summarized as follows (in thousands):

	July 3, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and acquired technologies	$80,908	$(64,274)	$16,634	$78,253	$(62,010)	$16,243
Customer relationships	65,102	(34,275)	30,827	63,029	(31,531)	31,498
Customer backlog	2,447	(2,083)	364	1,810	(1,641)	169
Non-compete covenant	2,514	(613)	1,901	1,830	(366)	1,464
Trademarks and trade names	10,209	(5,684)	4,525	10,205	(5,364)	4,841
Amortizable intangible assets	161,180	(106,929)	54,251	155,127	(100,912)	54,215
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$174,207	$(106,929)	$67,278	$168,154	$(100,912)	$67,242

All definite-lived intangible assets are amortized either on a straight-line basis or an economic benefit basis over their remaining useful life. Amortization expense for customer relationships and definite-lived trademarks, trade names and other intangibles is included in operating expenses in the accompanying consolidated statements of operations. Amortization expense for patents and acquired technologies is included in cost of revenue in the accompanying consolidated statements of operations. Amortization expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Amortization expense – cost of revenue	$1,174	$1,614	$2,293	$2,915
Amortization expense – operating expenses	1,852	2,876	3,741	4,620
Total amortization expense	$3,026	$4,490	$6,034	$7,535

Estimated amortization expense for each of the five succeeding years and thereafter as of July 3, 2015 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2015 (remainder of year)	$2,349	$3,704	$6,053
2016	3,550	7,259	10,809
2017	3,229	6,637	9,866
2018	1,754	6,003	7,757
2019	1,487	4,008	5,495
Thereafter	4,265	10,006	14,271
Total	$16,634	$37,617	$54,251

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2015

(Unaudited)

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	July 3, 2015	December 31, 2014
Raw materials	$38,418	$38,934
Work-in-process	10,621	9,899
Finished goods	9,727	11,945
Demo and consigned inventory	1,644	2,165
Total inventories	$60,410	$62,943

Accrued Expenses and Other Current Liabilities

	July 3, 2015	December 31, 2014
Accrued compensation and benefits	$8,809	$7,741
Accrued warranty	3,539	3,044
Accrued professional services	1,580	1,827
Other	8,109	6,789
Total	$22,037	$19,401

Accrued Warranty

	Six Months Ended
	July 3, 2015	June 27, 2014
Balance at beginning of the period	$3,044	$3,315
Provision charged to cost of revenue	1,524	976
Acquisition related warranty accrual	94	90
Use of provision	(730)	(973)
Divestiture of JK Lasers	(392)	—
Foreign currency exchange rate changes	(1)	8
Balance at end of period	$3,539	$3,416

Other Long Term Liabilities

	July 3, 2015	December 31, 2014
Capital lease obligations	$9,269	$9,507
Accrued pension liabilities	5,305	6,037
Other	3,683	3,275
Total	$18,257	$18,819

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2015

(Unaudited)

9. Debt

Debt consisted of the following (in thousands):

	July 3, 2015	December 31, 2014
Senior Credit Facilities – term loan	$31,250	$35,000
Senior Credit Facilities – revolving credit facility	85,000	80,000
Total Senior Credit Facilities	$116,250	$115,000

Senior Credit Facilities

The Company’s amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”) provides for a $50.0 million, 5-year term loan facility due in quarterly installments of $1.9 million beginning in January 2013 and a $175.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”) that matures in December 2017. Quarterly installments due in the next twelve months under the term loan amount to $7.5 million and are classified as a current liability in the consolidated balance sheet.

The Company is required to satisfy certain financial and non-financial covenants under the Amended and Restated Credit Agreement. The Company is in compliance with these covenants as of July 3, 2015.

Fair Value of Debt

As of July 3, 2015 and December 31, 2014, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity.

10. Share-Based Compensation

The table below summarizes activities relating to restricted stock units issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended July 3, 2015:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	749	$10.80
Granted	305	$13.34
Vested	(299)	$11.08
Forfeited	(42)	$11.03
Unvested at July 3, 2015	713	$11.76
Expected to vest as of July 3, 2015	693

The total fair value of restricted stock units that vested during the six months ended July 3, 2015, based on the market price of the underlying stock on the date of vesting, was $3.8 million.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2015

(Unaudited)

The table below summarizes share-based compensation expense recorded in income from continuing operations in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Selling, general and administrative	$832	$914	$2,316	$2,270
Research and development and engineering	31	45	80	95
Cost of revenue	73	36	137	69
Restructuring, acquisition and divestiture related costs	(277)	258	(321)	304
Total share-based compensation expense	$659	$1,253	$2,212	$2,738

The expense recorded during each of the three and six-month periods ended July 3, 2015 and June 27, 2014, respectively, included $0.5 million related to deferred stock units granted to the members of the Company’s Board of Directors, pursuant to the Company’s Amended and Restated 2010 Incentive Plan. The expense associated with the respective deferred stock units was recognized in full on the date of grant, as the deferred stock units were fully vested and non-forfeitable upon grant.

In March 2014, the Company granted restricted stock units in an aggregate of 180,000 shares as employment incentive awards related to an acquisition. These restricted stock units are performance based awards and would vest after two years if certain financial targets and service conditions have been achieved. During the second quarter ended July 3, 2015, these financial targets were no longer deemed probable and the cumulative expense was reversed.

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

The Company’s effective tax rate on income from continuing operations of 24.4% and 26.1%, respectively, for the three and six-month periods ended July 3, 2015 differ from the Canadian statutory rate of 27.0% primarily due to the JK Lasers gain, mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items for the period. The Company’s effective tax rate on income from continuing operations of 37.7% and 32.3%, respectively, for the three and six-month periods ended June 27, 2014 differ from the Canadian statutory rate of 27.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a valuation allowance which are not benefitted in the income tax provision during the period, and recognition of net tax benefit associated with uncertain tax positions upon expiration of statute of limitations.

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

AS OF JULY 3, 2015

(Unaudited)

12. Restructuring, Acquisition and Divestiture Related Costs

The following table summarizes restructuring, acquisition and divestiture related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
2011 restructuring	$270	$(122)	$653	$(94)
2013 restructuring	—	(66)	—	(66)
2015 restructuring	114	—	1,484	—
Total restructuring charges	384	(188)	2,137	(160)
Acquisition charges	57	45	264	748
Acquisition related incentive compensation	(532)	503	(612)	590
Divestiture related charges	507	—	1,064	—
Total acquisition and divestiture related charges	32	548	716	1,338
Total restructuring, acquisition and divestiture related costs	$416	$360	$2,853	$1,178

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”), which aimed to consolidate operations to reduce the Company’s cost structure and improve operational efficiency. As part of this initiative, the Company eliminated facilities through the consolidation of certain manufacturing, sales and distribution facilities and the exit of Semiconductor and Laser Systems businesses. The Company substantially completed the 2011 restructuring program by the end of 2013. Restructuring costs for the three and six months ended July 3, 2015 included facility costs related to the Company’s vacant Orlando, Florida facility, which the Company owns and was previously occupied by the Laser Systems business. These costs were recorded in the Unallocated Corporate and Shared Services Costs segment.

2015 Restructuring

During the first quarter of 2015, the Company initiated a program to eliminate redundant costs, as a result of acquisition and divestiture activities, to better align our operations to our strategic growth plans, to further integrate our business lines, and as a consequence of our productivity initiatives. During the three and six months ended July 3, 2015, the Company incurred restructuring costs of $0.1 million and $1.5 million, respectively, related to the 2015 restructuring plan. Restructuring costs incurred during the six months ended July 3, 2015 of $0.6 million, $0.5 million, $0.1 million and $0.3 million related to the Laser Products, Vision Technologies, Precision Motion and Unallocated Corporate and Shared Services Costs reportable segments, respectively.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Depreciation	Other
Balance at December 31, 2014	$231	$102	$105	$—	$24
Restructuring charges	2,137	1,343	99	582	113
Cash payments	(1,090)	(881)	(176)	—	(33)
Non-cash write-offs and other adjustments	(577)	5	—	(582)	—
Balance at July 3, 2015	$701	$569	$28	$—	$104

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2015

(Unaudited)

13. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating and capital lease agreements. There have been no material changes to the Company’s leases through July 3, 2015 from those discussed in Note 15 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

14. Segment Information

The Company evaluates the performance of, and allocates resources to, its segments based on revenue, gross profit and operating profit. The Company’s reportable segments have been identified based on commonality of end markets, customers, applications and technologies amongst the Company’s individual product lines, which is consistent with the Company’s operating structure, associated management structure, and management compensation programs.

We operate in three reportable segments: Laser Products, Vision Technologies (formerly known as Medical Technologies), and Precision Motion. The reportable segments and their principal activities are summarized below.

Laser Products

The Laser Products segment designs, manufactures and markets photonics-based solutions, including CO2 laser sources, laser scanning and beam delivery products, to customers worldwide. The segment serves highly demanding photonics-based applications such as industrial material processing, and medical and life science imaging and laser procedures. The vast majority of the segment’s

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2015

(Unaudited)

product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Vision Technologies

The Vision Technologies segment designs, manufactures and markets a range of medical grade technologies, including visualization solutions, imaging informatics products, optical data collection and machine vision technologies, thermal printers, and light and color measurement instrumentation, to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Precision Motion

The Precision Motion segment designs, manufactures and markets optical encoders, precision motor and motion control technology, air bearing spindles and precision machined components to customers worldwide. The vast majority of the segment’s product offerings are sold into the advanced industrial market and, to a lesser extent, the medical market. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss) from continuing operations, and depreciation and amortization by reportable segments are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Revenue
Laser Products	$42,190	$43,828	$87,145	$85,688
Vision Technologies	31,216	34,791	62,327	57,158
Precision Motion	23,088	18,286	41,636	33,192
Total	$96,494	$96,905	$191,108	$176,038

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Gross Profit
Laser Products	$18,950	$17,155	$38,325	$34,168
Vision Technologies	12,158	13,838	24,671	22,727
Precision Motion	10,611	7,949	19,076	14,365
Unallocated Corporate and Shared Services	(374)	(291)	(721)	(504)
Total	$41,345	$38,651	$81,351	$70,756

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Gross Profit Margin
Laser Products	44.9%	39.1%	44.0%	39.9%
Vision Technologies	38.9%	39.8%	39.6%	39.8%
Precision Motion	46.0%	43.5%	45.8%	43.3%
Total	42.8%	39.9%	42.6%	40.2%

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Operating Income (Loss) from Continuing Operations
Laser Products	$10,046	$6,847	$18,441	$13,971
Vision Technologies	(14)	38	(668)	(79)
Precision Motion	5,803	4,086	9,940	6,729
Unallocated Corporate and Shared Services	(5,520)	(4,491)	(12,001)	(10,073)
Total	$10,315	$6,480	$15,712	$10,548

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Depreciation and Amortization
Laser Products	$1,397	$1,554	$2,979	$3,220
Vision Technologies	2,082	3,716	4,340	5,807
Precision Motion	689	505	1,162	1,007
Unallocated Corporate and Shared Services	455	547	904	1,117
Total	$4,623	$6,322	$9,385	$11,151

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

Accounting Period

The interim financial statements of GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) are prepared on a quarterly basis for quarterly periods ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

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

Reportable Segments

We operate in three reportable segments: Laser Products, Vision Technologies (formerly known as Medical Technologies), and Precision Motion. The reportable segments and their principal activities are summarized below.

Laser Products

Our Laser Products segment designs, manufactures and markets photonics-based solutions, including CO2 laser sources, and laser scanning and beam delivery products, to customers worldwide. The segment serves highly demanding photonics-based applications such as industrial material processing, and medical and life science imaging and laser procedures. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Vision Technologies

Our Vision Technologies segment designs, manufactures and markets a range of medical grade technologies, including visualization solutions, imaging informatics products, optical data collection and machine vision technologies, thermal printers, and light and color measurement instrumentation, to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Precision Motion

Our Precision Motion segment designs, manufactures and markets optical encoders, precision motor and motion control technology, air bearing spindles and precision machined components, to customers worldwide. The vast majority of the segment’s product offerings are sold into the advanced industrial market and, to a lesser extent, the medical market. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

End Markets

We primarily operate in two end markets: the advanced industrial market and the medical market.

Advanced Industrial Market

As of the six months ended July 3, 2015, the advanced industrial market accounted for approximately 60% of the Company’s revenue.  Revenue from our advanced industrial market products are affected by a number of factors, including changing technology requirements and preferences of our customers, the financial condition of our advanced industrial customers, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activity specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

As of the six months ended July 3, 2015, the medical market accounted for approximately 40% of the Company’s revenue.  Our revenue from sales to the medical market is generally affected by hospital and other health care provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, and demographics.

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

Significant Events and Updates

Acquisition of Applimotion

On February 19, 2015, we acquired 100% of the outstanding stock of Applimotion Inc. (“Applimotion”), a Loomis, California based provider of advanced precision motor and motion control technology to OEM customers in the advanced industrial and medical markets, for a total purchase price of $14.0 million, net of working capital adjustments. This total purchase price includes $13.0 million in cash paid upon closing of the acquisition and $1.0 million in estimated fair value of future contingent consideration payable upon the achievement of certain revenue targets for the fiscal years 2015 to 2017. The undiscounted range of contingent consideration is zero to $4.0 million. Applimotion specializes in motor applications that require highly precise and dynamic motion control. The acquisition enhances our strategic position in precision motion control by enabling us to offer a broader range of motion control technologies and integrated solutions. Applimotion is included in our Precision Motion reportable segment.

JK Lasers Divestiture

On April 15, 2015, we completed the sale of our JK Lasers business for $30.6 million in cash, received upon closing, net of transaction costs, and recognized a $19.6 million pre-tax gain on sale during the three months ended July 3, 2015. As of July 3, 2015, the working capital adjustments had not yet been settled and were estimated to be a cash payment of $1.0 million to the buyer. We expect to settle the working capital adjustments in the third quarter of 2015. During the three and six months ended July 3, 2015, we incurred $0.5 million and $1.1 million, respectively, of consulting fees related to the JK Lasers business divestiture, which are included in restructuring, acquisition and divestiture related costs in the consolidated statement of operations. The JK Lasers business divestiture does not qualify for discontinued operations accounting treatment.

2015 Restructuring

During the first quarter of 2015, the Company initiated a program to eliminate redundant costs, as a result of acquisition and divestiture activities, to better align our operations to our strategic growth plans, to further integrate our business lines, and as a consequence of our productivity initiatives. We incurred severance costs related to the 2015 restructuring amounting to $0.1 million in the three months ended July 3, 2015 and $1.3 million in the six months ended July 3, 2015. We principally intend to reallocate resources and reinvest these savings into higher growth businesses and lower cost regions.

Results of Operations for the Three and Six Months Ended July 3, 2015 Compared with the Three and Six Months Ended June 27, 2014

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	57.2	60.1	57.4	59.8
Gross profit	42.8	39.9	42.6	40.2
Operating expenses:
Research and development and engineering	8.1	7.7	8.4	7.6
Selling, general and administrative	21.7	22.1	22.5	23.3
Amortization of purchased intangible assets	1.9	3.0	2.0	2.6
Restructuring, acquisition and divestiture related costs	0.4	0.4	1.5	0.7
Total operating expenses	32.1	33.2	34.4	34.2
Operating income from continuing operations	10.7	6.7	8.2	6.0
Interest income (expense), net	(1.4)	(1.4)	(1.5)	(1.3)
Foreign exchange transaction gains (losses), net	(3.3)	(0.1)	(1.4)	0.0
Other income (expense), net	20.8	0.4	10.9	0.6
Income from continuing operations before income taxes	26.8	5.6	16.2	5.3
Income tax provision	6.5	2.1	4.2	1.7
Income from continuing operations	20.3	3.5	12.0	3.6
Loss from discontinued operations, net of tax	(0)	(2.8)	(0)	(2.6)
Consolidated net income	20.3	0.7	12.0	1.0
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to GSI Group Inc.	20.3%	0.7%	12.0%	1.0%

Overview of Financial Results

Total revenue decreased by 0.4% for the three months ended July 3, 2015 and increased by 8.6% for the six months ended July 3, 2015, compared to the prior year. Our acquisitions and divestitures accounted for a 0.8% net decrease in revenue during the three months ended July 3, 2015 and a 7.3% net increase during the six months ended July 3, 2015. In addition, foreign currency exchange rates adversely impacted our revenue by 4.6% and 5.0% during the three and six months ended July 3, 2015, respectively. Excluding the impact of acquisitions, divestitures and changes in foreign exchange rates, total revenue for the three and six months ended July 3, 2015 increased 5.0% and 6.3%, respectively, compared to the prior year. Our organic revenue growth is summarized as follows:

	Three Months Ended July 3, 2015 Percentage Change	Six Months Ended July 3, 2015 Percentage Change
Reported growth (decline)	(0.4)%	8.6%
Less: Change attributable to acquisitions and divestitures	(0.8)%	7.3%
Plus: Change due to foreign currency	4.6%	5.0%
Organic growth	5.0%	6.3%

The organic growth in our revenue for the three months ended July 3, 2015 versus the prior year was primarily attributable to growth in our Laser Products segment, offset by a decrease in revenue of our Vision Technologies segment. The organic growth in our revenue for the six months ended July 3, 2015 versus the prior year was attributable to growth in our Laser Products and Precision Motion segments, offset by a decrease in revenue of our Vision Technologies segment.

Operating income from continuing operations increased $3.8 million, or 59.2%, from $6.5 million for the three months ended June 27, 2014 to $10.3 million for the three months ended July 3, 2015. This increase was primarily attributable to an increase in gross profit of $2.7 million and lower amortization of purchased intangible assets. Operating income from continuing operations increased $5.2 million, or 49.0%, from $10.5 million for the six months ended June 27, 2014 to $15.7 million for the six months ended July 3, 2015. This increase was primarily due to an increase in gross profit, partially offset by an increase in restructuring expenses related to the 2015 restructuring program and JK Lasers divestiture related costs as well as Selling, General and Administrative (“SG&A”) and Research, Development and Engineering (“R&D”) expenses.

Diluted earnings per share (“Diluted EPS”) from continuing operations of $0.56 for the three months ended July 3, 2015 increased $0.46 from the prior year. This increase was primarily attributable to higher operating income from continuing operations, higher other income resulting from a gain recognized from the JK Lasers divestiture and lower effective tax rate, partially offset by an increase in foreign currency losses. Diluted EPS from continuing operations of $0.66 for the six months ended July 3, 2015 increased by $0.48 from the prior year due to higher operating income from continuing operations, higher other income resulting from the gain recognized from the JK Lasers divestiture and lower effective tax rate, partially offset by an increase in foreign currency losses.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	July 3, 2015	June 27, 2014	Increase (Decrease)	Percentage Change
Laser Products	$42,190	$43,828	$(1,638)	-3.7%
Vision Technologies	31,216	34,791	(3,575)	-10.3%
Precision Motion	23,088	18,286	4,802	26.3%
Total	$96,494	$96,905	$(411)	-0.4%

	Six Months Ended
	July 3, 2015	June 27, 2014	Increase (Decrease)	Percentage Change
Laser Products	$87,145	$85,688	$1,457	1.7%
Vision Technologies	62,327	57,158	5,169	9.0%
Precision Motion	41,636	33,192	8,444	25.4%
Total	$191,108	$176,038	$15,070	8.6%

Laser Products

Laser Products segment revenue for the three months ended July 3, 2015 decreased by $1.6 million, or 3.7%, versus the prior year primarily as a result of the JK Lasers divestiture which accounted for $5.3 million of the decrease, partially offset by higher beam delivery and CO2 lasers revenue due to an increase in demand in the advanced industrial market.

Laser Products segment revenue for the six months ended July 3, 2015 increased by $1.5 million, or 1.7%, versus the prior year due to an increase in revenue of our beam delivery and CO2 lasers, partially offset by a decrease of $4.7 million in revenue as a result of the JK Lasers divestiture.

Vision Technologies

Vision Technologies segment revenue for the three months ended July 3, 2015 decreased by $3.6 million, or 10.3%, versus the prior year. The decrease was primarily driven by a decline in our visualization solutions and optical data collection revenue as a result of softness in medical equipment spending impacting our customers’ demand for our products.

Vision Technologies segment revenue for the six months ended July 3, 2015 increased by $5.2 million, or 9.0%, versus the prior year. The increase was primarily due to revenue from our optical data collection business being included in the reported revenue in the prior year only following the acquisition in March 2014. This increase was partially offset by a decline in our visualization solutions revenue as a result of softness in medical equipment spending.

Precision Motion

Precision Motion segment revenue for the three months ended July 3, 2015 increased by $4.8 million, or 26.3%, versus the prior year. The increase was principally driven by the Applimotion acquisition and higher revenue from our optical encoder products, partially offset by a decline in revenue of our air bearing spindles products.

Precision Motion segment revenue for the six months ended July 3, 2015 increased by $8.4 million, or 25.4%, versus the prior year. The increase was principally driven by the Applimotion acquisition and higher revenue from our optical encoder products as a result of increased customer volumes in both the advanced industrial market and the medical market, partially offset by a decline in revenue of our air bearing spindles products.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Gross profit:
Laser Products	$18,950	$17,155	$38,325	$34,168
Vision Technologies	12,158	13,838	24,671	22,727
Precision Motion	10,611	7,949	19,076	14,365
Unallocated Corporate and Shared Services	(374)	(291)	(721)	(504)
Total	$41,345	$38,651	$81,351	$70,756
Gross profit margin:
Laser Products	44.9%	39.1%	44.0%	39.9%
Vision Technologies	38.9%	39.8%	39.6%	39.8%
Precision Motion	46.0%	43.5%	45.8%	43.3%

Total	42.8%	39.9%	42.6%	40.2%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Laser Products

Laser Products segment gross profit for the three months ended July 3, 2015 increased $1.8 million, or 10.5%, versus the prior year due to beam delivery and CO2 Lasers revenue growth and an increase in gross profit margin. Laser Products segment gross profit margin was 44.9% for the three months ended July 3, 2015, versus a gross profit margin of 39.1% for the prior year. The 5.8 percentage point increase in gross profit margin was driven by increases in volume, product mix and continuous improvement productivity initiatives. The JK Lasers divestiture resulted in a 1.7 percentage point increase to gross profit margin.

Laser Products segment gross profit for the six months ended July 3, 2015 increased $4.2 million, or 12.2%, versus the prior year due to Laser Products revenue growth and an increase in gross profit margin. Laser Products segment gross profit margin was 44.0% for the six months ended July 3, 2015, versus a gross profit margin of 39.9% for the prior year. The 4.1 percentage point increase in gross profit margin was driven by higher volume, product mix, and continuous improvement productivity initiatives. The JK Lasers divestiture resulted in a 0.7 percentage point increase to gross profit margin.

Vision Technologies

Vision Technologies segment gross profit for the three months ended July 3, 2015 decreased $1.7 million, or 12.1%, versus the prior year due to a decline in revenue and gross profit margin. Vision Technologies segment gross profit margin was 38.9% for the three months ended July 3, 2015, versus a gross profit margin of 39.8% for the prior year. The 0.9 percentage point decrease in gross profit margin was primarily attributable to an accrual of warranty costs related to a medical printer product and, to a lesser extent, lower volumes, offset by lower intangible asset amortization expense. Included in gross profit for the three months ended July 3, 2015 was the amortization of developed technologies of $0.5 million. Gross profit for the three months ended June 27, 2014 included amortization of inventory fair value step-up and amortization of developed technologies of $1.2 million.

Vision Technologies segment gross profit for the six months ended July 3, 2015 increased $1.9 million, or 8.6%, versus the prior year. The increase was primarily attributable to higher revenue. Vision Technologies segment gross profit margin was 39.6% for the six months ended July 3, 2015, versus a gross profit margin of 39.8% for the prior year. The 0.2 percentage point decrease in gross profit margin was primarily attributable to an accrual of warranty costs related to a medical printer product and, to a lesser extent, lower volumes, offset by lower intangible asset amortization expense. Included in gross profit for the six months ended July 3, 2015 was the amortization of developed technologies of $1.1 million. Gross profit for the six months ended June 27, 2014 included amortization of inventory fair value step-up and amortization of developed technologies of $1.9 million.

Precision Motion

Precision Motion segment gross profit for the three months ended July 3, 2015 increased $2.7 million, or 33.5%, versus the prior year. The increase was primarily attributable to an increase in revenue and gross profit margin. Precision Motion segment gross profit margin was 46.0% for the three months ended July 3, 2015, versus a gross profit margin of 43.5% for the prior year. The 2.5 percentage point increase in gross profit margin was primarily attributable to an increase in volumes, product mix and continuous improvement productivity initiatives.

Precision Motion segment gross profit for the six months ended July 3, 2015 increased $4.7 million, or 32.8%, versus the prior year. The increase was primarily attributable to the increase in revenue and gross profit margin. Precision Motion segment gross profit margin was 45.8% for the six months ended July 3, 2015, versus a gross profit margin of 43.3% for the prior year. The 2.5 percentage point increase in gross profit margin was driven by similar business dynamics affecting our gross profit margin for the three months ended July 3, 2015.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Research and development and engineering	$7,840	$7,525	$16,055	$13,382
Selling, general and administrative	20,922	21,410	42,990	41,028
Amortization of purchased intangible assets	1,852	2,876	3,741	4,620
Restructuring, acquisition and divestiture related costs	416	360	2,853	1,178
Total	$31,030	$32,171	$65,639	$60,208

Research and Development and Engineering Expenses

R&D expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $7.8 million, or 8.1% of revenue, during the three months ended July 3, 2015, compared with $7.5 million, or 7.7% of revenue, during the prior year. R&D expenses increased in terms of total dollars and as a percentage of revenue, primarily due to higher investments across the majority of our product lines, partially offset by the JK Lasers divestiture.

R&D expenses were $16.1 million, or 8.4% of revenue, during the six months ended July 3, 2015, compared with $13.4 million, or 7.6% of revenue, during the prior year. R&D expenses increased in terms of total dollars and as a percentage of revenue, primarily due to higher investments across the majority of our product lines and acquisitions, partially offset by the JK Lasers divestiture.

Selling, General and Administrative Expenses

SG&A expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $20.9 million, or 21.7% of revenue, during the three months ended July 3, 2015, compared with $21.4 million, or 22.1% of revenue, during the prior year. SG&A expenses decreased in terms of total dollars primarily due to the JK Lasers divestiture, partially offset by an increase in tax and other consulting services and sales and marketing costs.

SG&A expenses were $43.0 million, or 22.5% of revenue, during the six months ended July 3, 2015, compared with $41.0 million, or 23.3% of revenue, during the prior year. SG&A expenses increased in terms of total dollars primarily due to acquisitions, increase in tax and other consulting services, and higher sales and marketing costs, partially offset by the JK Lasers divestiture.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $1.9 million, or 1.9% of revenue, during the three months ended July 3, 2015, compared with $2.9 million, or 3.0% of revenue, during the prior year. The decrease, in terms of total dollars, was related to the decrease in amortization of acquired intangible assets from acquisitions.

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $3.7 million, or 2.0% of revenue, during the six months ended July 3, 2015, compared with $4.6 million, or 2.6% of revenue, during the prior year. The decrease, in terms of total dollars, was related to the decrease in amortization of acquired intangible assets from acquisitions.

Restructuring, Acquisition and Divestiture Related Costs

We recorded restructuring, acquisition and divestiture related costs of $0.4 million during both the three months ended July 3, 2015 and the three months ended June 27, 2014. During the three months ended July 3, 2015, we recorded $0.1 million in restructuring charges related to our 2015 restructuring program, $0.3 million related to depreciation of our Orlando, Florida facility, $0.5 million in JK Lasers divestiture related costs and a $0.5 million reversal of incentive compensation related to an acquisition.

During the six months ended July 3, 2015, we recorded $2.9 million in restructuring, acquisition and divestiture related costs, versus $1.2 million during the prior year. The increase in restructuring, acquisition and divestiture related costs versus the prior year was mainly due to an increase in restructuring charges related to our 2015 restructuring program and costs related to the JK Lasers divestiture.

Operating Income from Continuing Operations by Segment

The following table sets forth operating income from continuing operations by segment for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Operating Income (Loss) from Continuing Operations:
Laser Products	$10,046	$6,847	$18,441	$13,971
Vision Technologies	(14)	38	(668)	(79)
Precision Motion	5,803	4,086	9,940	6,729
Unallocated Corporate and Shared Services	(5,520)	(4,491)	(12,001)	(10,073)
Total	$10,315	$6,480	$15,712	$10,548

Laser Products

Laser Products operating income from continuing operations for the three months ended July 3, 2015 increased by $3.2 million, or 46.7%, versus the prior year. The increase in operating income from continuing operations was primarily due to lower operating expenses as a result of the JK Lasers divestiture and an increase in gross profit, partially offset by an increase in restructuring and divestiture related costs of $0.6 million and higher operating expenses across the remaining product lines. The increase in restructuring and divestiture related costs was mainly due to the JK Lasers divestiture.

Laser Products operating income from continuing operations for the six months ended July 3, 2015 increased by $4.5 million, or 32.0%, versus the prior year. The increase in operating income from continuing operations was primarily driven by similar business dynamics affecting our operating income from continuing operations for the three months ended July 3, 2015.

Vision Technologies

Vision Technologies operating income from continuing operations decreased by less than $0.1 million, versus the prior year, to an operating loss of less than $0.1 million for the three months ended July 3, 2015. The loss was primarily attributable to a decline in gross profit, partially offset by a decrease in amortization of purchased intangibles. In addition, restructuring costs for the three months ended July 3, 2015 decreased by $0.8 million from the prior year mainly due to the reversal of incentive compensation related to an acquisition.

Vision Technologies operating loss from continuing operations for the six months ended July 3, 2015 increased by $0.6 million, or 740.9%, versus the prior year. The increase was primarily attributable to higher R&D and SG&A expenses as a result of a prior year acquisition, partially offset by an increase in gross profit. In addition, restructuring costs for the six months ended July 3, 2015 decreased by $0.6 million from the prior year mainly due to the reversal of incentive compensation related to an acquisition.

Precision Motion

Precision Motion operating income from continuing operations for the three months ended July 3, 2015 increased by $1.7 million, or 42.0%, versus the prior year. The increase was primarily due to the increase in gross profit from higher revenue, partially offset by higher operating expenses due to the Applimotion acquisition.

Precision Motion operating income from continuing operations for the six months ended July 3, 2015 increased by $3.2 million, or 47.7%, versus the prior year. The increase in operating income from continuing operations was primarily driven by similar business dynamics affecting our operating income from continuing operations for the three months ended July 3, 2015.

Unallocated Corporate and Shared Services

Unallocated Corporate and Shared Services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended July 3, 2015 increased by $1.0 million, or 22.9%, versus the prior year due to an increase in tax and other consulting services and higher restructuring costs. These costs for the six months ended July 3, 2015 increased by $1.9 million, or 19.1%, versus the prior year mainly due to an increase in tax and other consulting services.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Interest income (expense), net	$(1,375)	$(1,375)	$(2,772)	$(2,212)
Foreign exchange transaction gains (losses), net	(3,153)	(61)	(2,636)	(80)
Other income (expense), net	20,034	419	20,763	1,000

Interest Income (Expense), Net

Net interest expense was $1.4 million for both the three months ended July 3, 2015 and the three months ended June 27, 2014. The weighted average interest rate on our Senior Credit Facilities was 3.31% and 3.05% during the three months ended July 3, 2015 and June 27, 2014, respectively.

Net interest expense was $2.8 million for the six months ended July 3, 2015, versus $2.2 million in the prior year. The $0.6 million increase in interest expense from prior year was primarily due to an increase in average debt levels and interest paid on capital leases. The weighted average interest rate on our Senior Credit Facilities was 3.37% and 3.20% during the six months ended July 3, 2015 and June 27, 2014, respectively.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were $3.2 million net losses for the three months ended July 3, 2015, versus less than $0.1 million net losses for the prior year due to changes in the U.S. Dollar exchange rates against the Euro and British Pound. The majority of the U.S. dollar cash proceeds for the JK Lasers sale were received by our subsidiary in the United Kingdom (“UK”) with a functional currency of British Pound. Our UK subsidiary held the cash proceeds in U.S. dollars, which resulted in a $1.6 million unrealized foreign currency loss during the three months ended July 3, 2015.

Foreign exchange transaction gains (losses), net, were $2.6 million net losses for the six months ended July 3, 2015, versus less than $0.1 million net losses for the prior year due to changes in the U.S. Dollar exchange rates against the Euro, British Pound and Japanese Yen. The $2.5 million increase from the prior year was driven by cash proceeds in U.S. dollars from the JK Lasers divestiture being held by our UK subsidiary.

Other Income (Expense), Net

Other income was $20.0 million for the three months ended July 3, 2015, versus $0.4 million in the prior year due to a gain recognized as a result of the JK Lasers divestiture. Other income was $20.8 million for the six months ended July 3, 2015, versus $1.0 million in the prior year due to a gain recognized as a result of the JK Lasers divestiture and higher earnings from our equity-method investment in Laser Quantum.

Income Taxes

The effective tax rate for the three months ended July 3, 2015 was 24.4%, versus 37.7% for the prior year. The effective tax rates for the three months ended July 3, 2015 and June 27, 2014 differ from the Canadian statutory rate of 27.0%, primarily due to the JK Lasers gain, mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items for the period. During the three months ended June 27, 2014, the Company recognized $0.6 million net tax benefit associated with uncertain tax positions upon expiration of statute of limitations.

The effective tax rate for the six months ended July 3, 2015 was 26.1%, versus 32.3% for the prior year. The effective tax rates for the six months ended July 3, 2015 and June 27, 2014 differ from the Canadian statutory rate of 27.0%, primarily due to the JK Lasers gain, mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items for the period. During the six months ended June 27, 2014, the Company recognized $1.3 million net tax benefit associated with uncertain tax positions upon expiration of statute of limitations.

Discontinued Operations

Loss from discontinued operations, net of tax, was less than $0.1 million for both the three and the six months ended July 3, 2015, compared to loss from discontinued operations, net of tax, of $2.7 million and $4.5 million, respectively, for the three and six months ended June 27, 2014. The decline in loss from discontinued operations, net of tax, was due to losses related to the Scientific Lasers business, which was sold in July 2014.

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

As of July 3, 2015, $47.5 million of our $81.1 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries. However, in certain instances, we have identified excess cash for which we may repatriate and we have established deferred tax liabilities for the expected tax cost. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

Amended and Restated Credit Agreement

Our amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”) consists of a $50.0 million, 5-year term loan facility and a $175.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”) that mature in December 2017. As of July 3, 2015, we had outstanding term loans of $31.3 million and revolving loans of $85.0 million outstanding under the Senior Credit Facilities.

The Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements and our compliance as of July 3, 2015:

	Requirement	Actual
Maximum consolidated leverage ratio	3.00	1.94
Minimum consolidated fixed charge coverage ratio	1.50	3.86

Cash Flows for the Six Months Ended July 3, 2015 and June 27, 2014

The following table summarizes our cash flows from continuing operations, cash and cash equivalent balances and unused and available funds under our revolving credit facility for the periods indicated (dollars in thousands):

	Six Months Ended
	July 3, 2015	June 27, 2014
Net cash provided by operating activities of continuing operations	$14,568	$19,924
Net cash provided by (used in) investing activities of continuing operations	$15,558	$(96,193)
Net cash provided by (used in) financing activities of continuing operations	$(362)	$60,929

	July 3, 2015	December 31, 2014
Cash and cash equivalents	$81,051	$51,146
Unused and available funds under revolving credit facility	$90,000	$95,000

Operating Cash Flows

Cash provided by operating activities of continuing operations was $14.6 million for the six months ended July 3, 2015, versus $19.9 million for the prior year. Income from continuing operations for the six months ended July 3, 2015 increased from the prior year while changes in operating assets and liabilities decreased cash provided by operating activities of continuing operations by $1.4 million. Cash provided by operating activities of continuing operations was impacted by a decrease in our days payables outstanding from 45 days at December 31, 2014 to 44 days at July 3, 2015, a decrease in our days sales outstanding from 53 days at December 31, 2014 to 51 days at July 3, 2015, and a decrease in inventory as our inventory turnover ratio increased from 3.3 at December 31, 2014 to 3.6 at July 3, 2015. In addition, cash provided by operating activities of continuing operations was impacted by an increase in revenue and the timing of sales and inventory purchases in the three months ended July 3, 2015, compared to the three months ended December 31, 2014.

Cash provided by operating activities of continuing operations for the six months ended June 27, 2014 was primarily related to income from continuing operations and a decrease in inventory excluding inventories from the JADAK acquisition, as our inventory turnover ratio increased from 3.2 at December 31, 2013 to 3.4 at June 27, 2014. Cash provided by operating activities of continuing operations was positively impacted by a decrease in our days sales outstanding from 56 days at December 31, 2013 to 54 days at June 27, 2014. Cash provided by operating activities of continuing operations was negatively impacted by a decrease in our days payables outstanding from 48 days at December 31, 2013 to 46 days at June 27, 2014.

As a result of the sale of our Scientific Lasers business in July 2014, cash used in operating activities of discontinued operations was less than $0.1 million for the six months ended July 3, 2015.

Investing Cash Flows

Cash provided by investing activities of our continuing operations was $15.6 million during the six months ended July 3, 2015, compared to cash used of $96.2 million during the prior year. Cash provided by investing activities for the six months ended July 3, 2015 was primarily due to cash proceeds received from the sale of the JK Lasers business in April 2015, partially offset by cash consideration paid for the Applimotion acquisition in February 2015 and $2.1 million in capital expenditures.  Cash outflows from investing activities of continuing operations during the six months ended June 27, 2014 were primarily related to cash consideration paid for the JADAK acquisition in March 2014 and $2.6 million in capital expenditures.

As a result of the sale of our Scientific Lasers business in July 2014, there were no cash flows from investing activities of discontinued operations for the six months ended July 3, 2015.

Financing Cash Flows

Cash used in financing activities of continuing operations was $0.4 million during the six months ended July 3, 2015, consisting of $3.8 million of contractual term loan payments and $8.0 million of optional repayments of borrowings under our revolving credit facility, partially offset by $13.0 million of borrowings under our revolving credit facility to fund the Applimotion acquisition. The Company also made payroll tax payments on stock-based awards of $1.4 million and capital lease payments of $0.3 million.

Cash provided by financing activities of continuing operations was $60.9 million during the six months ended June 27, 2014, consisting of $77.0 million of borrowings under our revolving credit facility to fund the JADAK acquisition, partially offset by $3.8 million of contractual term loan payments, $10.0 million of optional repayments of borrowings under our revolving credit facility and $0.7 million fees paid in connection with the fourth amendment to the Amended and Restated Credit Agreement entered into in February 2014. The Company also made payroll tax payments on stock-based awards of $1.5 million and capital lease payments of $0.5 million.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Excluding the drawdown on our Senior Credit Facilities to fund the Applimotion acquisition, through July 3, 2015, we have not entered into any material new or modified contractual obligations since the end of the fiscal year ended December 31, 2014.

Off-Balance Sheet Arrangements

The Company has an equity method investment in Laser Quantum Ltd. Group (“Laser Quantum”), a privately held company located in the United Kingdom. The Company has an ownership interest of approximately 41% in the Laser Quantum business. We continue to recognize our share of the earnings of this entity under the equity method.

Through July 3, 2015, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to our critical accounting policies through July 3, 2015 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the six months ended July 3, 2015, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of July 3, 2015, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 3, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended July 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-202597	3.1	03/09/15

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-202597	3.2	03/09/15

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at July 3, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended July 3, 2015 and June 27, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended July 3, 2015 and June 27, 2014, (iv) Consolidated Statements of Cash Flows for the six months ended July 3, 2015 and June 27, 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush	Director, Chief Executive Officer	August 5, 2015
John A. Roush

/s/ Robert J. Buckley	Chief Financial Officer	August 5, 2015
Robert J. Buckley

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-202597	3.1	03/09/15

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-202597	3.2	03/02/15

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at July 3, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended July 3, 2015 and June 27, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended July 3, 2015 and June 27, 2014, (iv) Consolidated Statements of Cash Flows for the six months ended July 3, 2015 and June 27, 2014, and (v) Notes to Consolidated Financial Statements.