Form 10-Q
period 2015-10-02
GSI GROUP INC
filed 2015-11-04
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2015

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

As of October 30, 2015, there were 34,387,509 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	October 2,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$80,089	$51,146
Accounts receivable, net of allowance of $311 and $282, respectively	56,050	51,494
Inventories	61,268	62,943
Income taxes receivable	5,662	5,906
Deferred tax assets	3,820	5,971
Prepaid expenses and other current assets	5,361	5,081
Assets of discontinued operations	—	631
Total current assets	212,250	183,172
Property, plant and equipment, net	37,596	40,088
Deferred tax assets	1,293	2,912
Other assets	12,163	12,134
Intangible assets, net	64,240	67,242
Goodwill	98,358	90,746
Total assets	$425,900	$396,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,374	$7,345
Accounts payable	27,507	25,592
Income taxes payable	3,009	1,189
Deferred tax liabilities	202	208
Accrued expenses and other current liabilities	21,894	19,401
Liabilities of discontinued operations	—	324
Total current liabilities	59,986	54,059
Long-term debt	100,084	105,030
Deferred tax liabilities	2,509	35
Income taxes payable	5,861	7,097
Other liabilities	17,477	18,819
Total liabilities	185,917	185,040
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,341 and 34,219, respectively	423,856	423,856
Additional paid-in capital	29,471	28,590
Accumulated deficit	(195,653)	(225,165)
Accumulated other comprehensive loss	(17,691)	(16,456)
Total GSI Group Inc. stockholders’ equity	239,983	210,825
Noncontrolling interest	—	429
Total stockholders’ equity	239,983	211,254
Total liabilities and stockholders’ equity	$425,900	$396,294

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2015	2014	2015	2014
Revenue	$92,271	$94,656	$283,379	$270,694
Cost of revenue	52,361	54,973	162,118	160,255
Gross profit	39,910	39,683	121,261	110,439
Operating expenses:
Research and development and engineering	7,693	7,735	23,748	21,117
Selling, general and administrative	19,979	21,512	62,969	62,540
Amortization of purchased intangible assets	1,852	2,843	5,593	7,463
Restructuring, acquisition and divestiture related costs	1,379	771	4,232	1,949
Total operating expenses	30,903	32,861	96,542	93,069
Operating income from continuing operations	9,007	6,822	24,719	17,370
Interest income (expense), net	(1,248)	(1,453)	(4,020)	(3,665)
Foreign exchange transaction gains (losses), net	383	1,030	(2,253)	950
Other income (expense), net	878	733	21,641	1,733
Income from continuing operations before income taxes	9,020	7,132	40,087	16,388
Income tax provision	2,452	2,013	10,562	5,007
Income from continuing operations	6,568	5,119	29,525	11,381
Loss from discontinued operations, net of tax	—	(273)	(13)	(4,817)
Loss on disposal of discontinued operations, net of tax	—	(321)	—	(321)
Consolidated net income	6,568	4,525	29,512	6,243
Less: Net income attributable to noncontrolling interest	—	—	—	(10)
Net income attributable to GSI Group Inc.	$6,568	$4,525	$29,512	$6,233

Earnings per common share from continuing operations:
Basic	$0.19	$0.15	$0.85	$0.33
Diluted	$0.19	$0.15	$0.84	$0.33
Loss per common share from discontinued operations:
Basic	$—	$(0.02)	$(0.00)	$(0.15)
Diluted	$—	$(0.02)	$(0.00)	$(0.15)
Earnings per common share attributable to GSI Group Inc.:
Basic	$0.19	$0.13	$0.85	$0.18
Diluted	$0.19	$0.13	$0.84	$0.18

Weighted average common shares outstanding—basic	34,599	34,389	34,578	34,333
Weighted average common shares outstanding—diluted	35,055	34,793	35,027	34,725

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2015	2014	2015	2014
Consolidated net income	$6,568	$4,525	$29,512	$6,243
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(1,624)	(3,845)	(2,172)	(2,902)
Pension liability adjustments, net of tax (2)	517	435	937	449
Total other comprehensive income (loss)	(1,107)	(3,410)	(1,235)	(2,453)
Total consolidated comprehensive income (loss)	5,461	1,115	28,277	3,790
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(10)
Comprehensive income (loss) attributable to GSI Group Inc.	$5,461	$1,115	$28,277	$3,780

(1)

The tax effect on this component of comprehensive income was $0.2 million for the three and nine months ended October 2, 2015. The impact was $0.4 million and $0.2 million for the three and nine months ended September 26, 2014, respectively.

(2)

The tax effect on this component of comprehensive income was not material for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	October 2,	September 26,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$29,512	$6,243
Less: Loss from discontinued operations, net of tax	13	5,138
Income from continuing operations	29,525	11,381
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	14,088	17,495
Provision for inventory excess and obsolescence	1,303	704
Share-based compensation	3,494	3,412
Deferred income taxes	3,782	(1,653)
Earnings from equity-method investment	(2,007)	(1,707)
Gain on disposal of business	(19,633)	—
Non-cash restructuring and acquisition related charges	511	944
Other	897	1,478
Changes in assets and liabilities which (used) provided cash, excluding effects from businesses purchased or classified as discontinued operations:
Accounts receivable	(6,996)	(835)
Inventories	(5,352)	116
Income taxes receivable, prepaid expenses and other current assets	1,244	911
Accounts payable, income taxes payable, accrued expenses and other current liabilities	6,602	1,706
Other non-current assets and liabilities	(1,982)	463
Cash provided by operating activities of continuing operations	25,476	34,415
Cash used in operating activities of discontinued operations	(13)	(761)
Cash provided by operating activities	25,463	33,654
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,111)	(3,783)
Acquisition of businesses, net of cash acquired and escrow recovery	(13,048)	(88,238)
Proceeds from sale of business, net of transaction costs	29,570	—
Proceeds from the sale of property, plant and equipment	123	57
Cash provided by (used in) investing activities of continuing operations	12,534	(91,964)
Cash provided by investing activities of discontinued operations	—	4,344
Cash provided by (used in) investing activities	12,534	(87,620)
Cash flows from financing activities:
Borrowings under revolving credit facility	13,000	77,000
Repayments of long-term debt and revolving credit facility	(18,625)	(26,625)
Payments for debt issuance costs	—	(712)
Payments of withholding taxes from stock-based awards	(1,431)	(1,605)
Capital lease payments	(414)	(938)
Repurchase of common stock	(997)	—
Other financing activities	23	471
Cash provided by (used in) financing activities of continuing operations	(8,444)	47,591
Cash provided by financing activities of discontinued operations	—	—
Cash provided by (used in) financing activities	(8,444)	47,591
Effect of exchange rates on cash and cash equivalents	(610)	(1,056)
Increase (decrease) in cash and cash equivalents	28,943	(7,431)
Cash and cash equivalents, beginning of period	51,146	60,980
Cash and cash equivalents, end of period	$80,089	$53,549
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,939	$2,644
Cash paid for income taxes	$6,071	$3,944
Income tax refunds received	$63	$150

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2015

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

During the second quarter ended July 3, 2015, the Company deconsolidated its 50% owned joint venture, Excel Laser Technology Private Limited (the “India JV”), as a result of an agreement executed in June 2015 to sell 100% of the Company’s interest in the India JV. The accounts of the India JV were previously included in discontinued operations in the consolidated financial statements.

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

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires debt issuance related costs to be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with the presentation of a debt discount. The Company adopted the provisions of ASU 2015-03 retrospectively as of the fiscal quarter ended October 2, 2015. Prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2014, $0.2 million of debt issuance costs were reclassified from prepaid expenses and other current assets to current portion of long-term debt and $2.5 million was reclassified from other long-term assets to long-term debt in the consolidated balance sheet. Other than these reclassifications, the adoption of ASU 2015-03 did not have an impact on the Company’s consolidated financial statements.

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

Business Combinations

In September 2015, the FASB issued ASU 2015-16, “Business Combinations,” which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized at the acquisition date. ASU 2015-16 will be effective prospectively for reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” and requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. Upon adoption, an entity may apply the new guidance either retrospectively to each prior reporting period presented or retrospectively only to customer contracts not yet completed as of the date of adoption with the cumulative effect of initially applying the standard recognized in beginning retained earnings at the date of the initial application. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year, with the option of early adoption as of the original effective date. The amendment in ASU 2015-14 will result in ASU 2014-09 being effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

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

2. Business Combinations

On February 19, 2015, the Company acquired 100% of the outstanding stock of Applimotion Inc. (“Applimotion”), a Loomis, California based provider of advanced precision motor and motion control technology to OEM customers in the medical and advanced industrial markets, for a total purchase price of $14.0 million, net of working capital adjustments. The purchase price includes $13.0 million cash paid for the acquisition and $1.0 million estimated fair value of future contingent considerations payable upon the achievement of certain revenue targets for fiscal years 2015 to 2017. The undiscounted range of possible contingent considerations is zero to $4.0 million. The Company expects that the addition of Applimotion will enable the Company to offer a broader range of motion control technologies and integrated solutions to customers. The Company recognized Applimotion acquisition costs of zero and $0.2 million during the three and nine months ended October 2, 2015, respectively. Acquisition-related costs are included in restructuring, acquisition and divestiture related costs in the consolidated statements of operations.

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

3. Discontinued Operations and Divestitures

In June 2015, the Company finalized an agreement to divest its 50% owned joint venture, the India JV, and recorded a pre-tax loss of less than $0.1 million in operating loss from discontinued operations, net of tax during the nine months ended October 2, 2015. All assets, liabilities, accumulated other comprehensive income and non-controlling interest of the India JV were derecognized as of the date of the agreement.

On April 15, 2015, the Company completed the sale of certain assets and liabilities of its JK Lasers business, previously included in the Laser Products reportable segment, for approximately $29.6 million in cash, net of the final working capital adjustments and transaction costs. During the nine months ended October 2, 2015, the Company recognized a pre-tax gain on sale of $19.6 million in other income (expense), net on the consolidated statement of operations. The JK Lasers business divestiture does not qualify for discontinued operations accounting treatment.

In July 2014, the Company completed the sale of certain assets and liabilities of its Scientific Lasers business for approximately $6.5 million in cash, net of the final working capital adjustments.  In accordance with the purchase and sale agreement, $1.5 million of the sales proceeds is held in escrow until January 2016. The $1.5 million escrow is included in prepaid expenses and other current assets on the balance sheet as of October 2, 2015 and other long-term assets as of December 31, 2014.

Assets and liabilities of discontinued operations as of December 31, 2014 included the balances of the India JV. There were no assets and liabilities of discontinued operations as of October 2, 2015. The major components of the assets and liabilities of discontinued operations as of December 31, 2014, respectively, were as follows (in thousands):

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

The following table presents the operating results which are reported as discontinued operations in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2015	2014	2015	2014
Revenue from discontinued operations	$—	$225	$—	$10,512
Operating loss from discontinued operations, before income tax	$—	$(1,256)	$(13)	$(6,243)
Operating loss from discontinued operations, net of tax	$—	$(273)	$(13)	$(4,817)
Loss on disposal of discontinued operations, net of tax	$—	$(321)	$—	$(321)

4. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) was as follows (in thousands):

	Total accumulated
	other	Foreign currency
	comprehensive	translation	Pension
	income (loss)	adjustments	liability
Balance at December 31, 2014	$(16,456)	$(5,615)	$(10,841)
Other comprehensive income (loss)	(2,223)	(2,506)	283
Amounts reclassified from other comprehensive income (loss) (1)	988	334	654
Balance at October 2, 2015	$(17,691)	$(7,787)	$(9,904)

(1)

The amounts reclassified from other comprehensive income (loss) were included in selling, general and administrative expenses and loss from discontinued operations, net of tax in the consolidated statements of operations.

5. Earnings per Common Share

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2015	2014	2015	2014
Numerators:
Income from continuing operations	$6,568	$5,119	$29,525	$11,381
Loss from discontinued operations	—	(594)	(13)	(5,138)
Less: Income attributable to noncontrolling interest	—	—	—	(10)
Loss from discontinued operations attributable to GSI Group Inc.	—	(594)	(13)	(5,148)
Net income attributable to GSI Group Inc.	$6,568	$4,525	$29,512	$6,233

Denominators:
Weighted average common shares outstanding— basic	34,599	34,389	34,578	34,333
Dilutive potential common shares	456	404	449	392
Weighted average common shares outstanding— diluted	35,055	34,793	35,027	34,725
Antidilutive common shares excluded from above	—	—	—	29

Basic Earnings (Loss) per Common Share:
From continuing operations	$0.19	$0.15	$0.85	$0.33
From discontinued operations	$—	$(0.02)	$(0.00)	$(0.15)
Basic earnings per share attributable to GSI Group Inc.	$0.19	$0.13	$0.85	$0.18

Diluted Earnings (Loss) per Common Share:
From continuing operations	$0.19	$0.15	$0.84	$0.33
From discontinued operations	$—	$(0.02)	$(0.00)	$(0.15)
Diluted earnings per share attributable to GSI Group Inc.	$0.19	$0.13	$0.84	$0.18

Common Stock Repurchases

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. As of December 31, 2014, the Company had cumulatively repurchased 50 thousand shares of its common stock for an aggregate amount of $0.5 million. During the third quarter of 2015, the Company repurchased 77 thousand shares in the open market for an aggregate purchase price of $1.0 million at an average price of $13.03 per share.

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

The following table summarizes the fair values of our financial assets and liabilities as of October 2, 2015 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$521	$521	$—	$—

Liabilities
Contingent consideration	$965	$—	$—	$965

The following table summarizes the fair values of our financial assets as of December 31, 2014 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,255	$2,255	$—	$—

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

7. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances annually for impairment as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company performed its annual goodwill impairment test as of the beginning of the second quarter of 2015 and noted no impairment of goodwill.

The following table summarizes changes in goodwill during the nine months ended October 2, 2015 (in thousands):

Balance at beginning of the period	$90,746
Goodwill acquired from the Applimotion acquisition	7,612
Balance at end of the period	$98,358

Goodwill acquired from the Applimotion acquisition is reflected in the Precision Motion segment. Goodwill by reportable segment as of October 2, 2015 was as follows (in thousands):

	Reportable Segment
	Laser Products	Vision Technologies	Precision Motion	Total
Goodwill	$132,954	$82,730	$33,903	$249,587
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$30,493	$51,008	$16,857	$98,358

Goodwill by reportable segment as of December 31, 2014 was as follows (in thousands):

	Reportable Segment
	Laser Products	Vision Technologies	Precision Motion	Total
Goodwill	$132,954	$82,730	$26,291	$241,975
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$30,493	$51,008	$9,245	$90,746

Intangible Assets

Intangible assets as of October 2, 2015 and December 31, 2014, respectively, are summarized as follows (in thousands):

	October 2, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and acquired technologies	$80,695	$(65,236)	$15,459	$78,253	$(62,010)	$16,243
Customer relationships	65,030	(35,581)	29,449	63,029	(31,531)	31,498
Customer backlog	2,447	(2,265)	182	1,810	(1,641)	169
Non-compete covenant	2,514	(747)	1,767	1,830	(366)	1,464
Trademarks and trade names	10,160	(5,804)	4,356	10,205	(5,364)	4,841
Amortizable intangible assets	160,846	(109,633)	51,213	155,127	(100,912)	54,215
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$173,873	$(109,633)	$64,240	$168,154	$(100,912)	$67,242

All definite-lived intangible assets are amortized either on a straight-line basis or an economic benefit basis over their remaining useful life. Amortization expense for customer relationships and definite-lived trademarks, trade names and other intangibles is included in operating expenses in the accompanying consolidated statements of operations. Amortization expense for patents and acquired technologies is included in cost of revenue in the accompanying consolidated statements of operations. Amortization expense reported in the consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Amortization expense – cost of revenue	$1,175	$1,614	$3,468	$4,529
Amortization expense – operating expenses	1,852	2,843	5,593	7,463
Total amortization expense	$3,027	$4,457	$9,061	$11,992

Estimated amortization expense for each of the five succeeding years and thereafter as of October 2, 2015 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2015 (remainder of year)	$1,175	$1,851	$3,026
2016	3,550	7,256	10,806
2017	3,229	6,634	9,863
2018	1,754	6,000	7,754
2019	1,487	4,008	5,495
Thereafter	4,264	10,005	14,269
Total	$15,459	$35,754	$51,213

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	October 2, 2015	December 31, 2014
Raw materials	$39,005	$38,934
Work-in-process	10,624	9,899
Finished goods	9,673	11,945
Demo and consigned inventory	1,966	2,165
Total inventories	$61,268	$62,943

Accrued Expenses and Other Current Liabilities

	October 2, 2015	December 31, 2014
Accrued compensation and benefits	$8,602	$7,741
Accrued warranty	3,529	3,044
Accrued professional services	1,332	1,827
Other	8,431	6,789
Total	$21,894	$19,401

Accrued Warranty

	Nine Months Ended
	October 2, 2015	September 26, 2014
Balance at beginning of the period	$3,044	$3,315
Provision charged to cost of revenue	1,878	1,361
Acquisition related warranty accrual	94	90
Use of provision	(1,084)	(1,529)
Divestiture of JK Lasers	(392)	—
Foreign currency exchange rate changes	(11)	(14)
Balance at end of period	$3,529	$3,223

Other Long Term Liabilities

	October 2, 2015	December 31, 2014
Capital lease obligations	$9,100	$9,507
Accrued pension liabilities	4,805	6,037
Other	3,572	3,275
Total	$17,477	$18,819

9. Debt

Debt consisted of the following (in thousands):

	October 2, 2015	December 31, 2014
Senior Credit Facilities – term loan	$7,500	$7,500
Less: unamortized debt issuance costs	(126)	(155)
Total current portion of long-term debt	$7,374	$7,345
Senior Credit Facilities – term loan	$21,875	$27,500
Senior Credit Facilities – revolving credit facility	80,000	80,000
Less: unamortized debt issuance costs	(1,791)	(2,470)
Total long-term debt	$100,084	$105,030
Total Senior Credit Facilities	$107,458	$112,375

Senior Credit Facilities

The Company’s amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”) provides for a $50.0 million, 5-year term loan facility due in quarterly installments of $1.9 million beginning in January 2013 and a $175.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”) that matures in December 2017. Quarterly installments due in the next twelve months under the term loan amount to $7.5 million and are classified as a current liability in the consolidated balance sheet. The Company adopted the provisions of ASU 2015-03 during the fiscal quarter ended October 2, 2015. The adoption of ASU 2015-03 resulted in the reclassification of unamortized debt issuance costs related to the Senior Credit Facilities from other assets to debt in the consolidated balance sheet.

The Company is required to satisfy certain financial and non-financial covenants under the Amended and Restated Credit Agreement. The Company was in compliance with these covenants as of October 2, 2015.

Fair Value of Debt

As of October 2, 2015 and December 31, 2014, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity.

10. Share-Based Compensation

The table below summarizes activities relating to restricted stock units issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended October 2, 2015:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	749	$10.80
Granted	305	$13.34
Vested	(311)	$11.01
Forfeited	(42)	$11.03
Unvested at October 2, 2015	701	$11.80
Expected to vest as of October 2, 2015	685

The total fair value of restricted stock units that vested during the nine months ended October 2, 2015, based on the market price of the underlying stock on the date of vesting, was $3.9 million.

The table below summarizes share-based compensation expense recorded in income from continuing operations in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Selling, general and administrative	$849	$886	$3,165	$3,156
Research and development and engineering	42	49	122	144
Cost of revenue	70	43	207	112
Restructuring, acquisition and divestiture related costs	—	268	(321)	572
Total share-based compensation expense	$961	$1,246	$3,173	$3,984

The expense recorded during each of the nine-month periods ended October 2, 2015 and September 26, 2014, respectively, included $0.5 million related to deferred stock units granted to the members of the Company’s Board of Directors, pursuant to the Company’s Amended and Restated 2010 Incentive Plan. The expense associated with the respective deferred stock units was recognized in full on the date of grant, as the deferred stock units were fully vested and non-forfeitable upon grant.

In March 2014, the Company granted restricted stock units in an aggregate of 180,000 shares as employment inducement awards related to an acquisition. These restricted stock units are performance based awards and would vest after two years if certain financial targets and service conditions have been achieved. During the nine months ended October 2, 2015, these financial targets were no longer deemed probable and the cumulative expense was reversed.

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

The Company’s effective tax rate on income from continuing operations of 27.2% and 26.3%, respectively, for the three and nine month periods ended October 2, 2015 differ from the Canadian statutory rate of 27.0% primarily due to the gain from JK Lasers divestiture, the audit settlement with the U.S. Internal Revenue Service (the “IRS”), mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items for the periods. The Company’s effective tax rate on income from continuing operations of 28.2% and 30.6%, respectively, for the three and nine month periods ended September 26, 2014 differ from the Canadian statutory rate of 27.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a valuation allowance which are not benefitted in the income tax provision during the periods, and the impact of discrete items for the periods.

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

12. Restructuring, Acquisition and Divestiture Related Costs

The following table summarizes restructuring, acquisition and divestiture related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
2011 restructuring	$300	$233	$953	$139
2013 restructuring	—	—	—	(66)
2015 restructuring	—	—	1,484	—
2016 restructuring	751	—	751	—
Total restructuring charges	1,051	233	3,188	73

Acquisition charges	282	26	546	774
Acquisition related incentive compensation	—	512	(612)	1,102
Divestiture related charges	46	—	1,110	—
Total acquisition and divestiture related charges	328	538	1,044	1,876

Total restructuring, acquisition and divestiture related costs	$1,379	$771	$4,232	$1,949

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”), which aimed to consolidate operations to reduce the Company’s cost structure and improve operational efficiency. As part of this initiative, the Company eliminated facilities through the consolidation of certain manufacturing, sales and distribution facilities and the exit of Semiconductor and Laser Systems businesses. The Company substantially completed the 2011 restructuring program by the end of 2013. Restructuring costs for the three and nine months ended October 2, 2015 included facility costs related to the Company’s vacant Orlando, Florida facility, which the Company owns and was previously occupied by the Laser Systems business. These costs were recorded in the Unallocated Corporate and Shared Services Costs segment.

2015 Restructuring

During the first quarter of 2015, the Company implemented a program to eliminate redundant costs, as a result of acquisition and divestiture activities, to better align our operations to our strategic growth plans, to further integrate our business lines, and as a consequence of our productivity initiatives. During the nine months ended October 2, 2015, the Company incurred restructuring costs of $1.5 million related to the 2015 restructuring plan. Restructuring costs incurred during the nine months ended October 2, 2015 of $0.6 million, $0.5 million, $0.1 million and $0.3 million related to the Laser Products, Vision Technologies, Precision Motion and Unallocated Corporate and Shared Services Costs reportable segments, respectively.

2016 Restructuring

During the third quarter of 2015, the Company initiated a program targeting annualized savings of $4.5 million to $5.5 million after the program is fully executed. The 2016 restructuring program includes consolidating our manufacturing operations to optimize our facility footprint and better utilize resources, and reducing redundant costs due to productivity cost savings and business volume reductions. We expect to incur cash charges of $3.5 million to $4.5 million related to this program, which we anticipate completing during the second quarter of 2016. During the three and nine months ended October 2, 2015, the Company incurred restructuring costs of $0.8 million related to the 2016 restructuring plan. Restructuring costs incurred during the three and nine months ended October 2, 2015 of $0.4 million, $0.1 million and $0.3 million related to the Vision Technologies, Precision Motion and Unallocated Corporate and Shared Services Costs reportable segments, respectively.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Depreciation	Other
Balance at December 31, 2014	$231	$102	$105	$—	$24
Restructuring charges	3,188	2,021	139	832	196
Cash payments	(1,742)	(1,438)	(222)	—	(82)
Non-cash write-offs and other adjustments	(827)	5	—	(832)	—
Balance at October 2, 2015	$850	$690	$22	$—	$138

13. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating and capital lease agreements. There have been no material changes to the Company’s leases through October 2, 2015 from those discussed in Note 15 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss) from continuing operations, and depreciation and amortization by reportable segments are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Revenue
Laser Products	$41,330	$45,806	$128,475	$131,494
Vision Technologies	30,992	32,680	93,319	89,838
Precision Motion	19,949	16,170	61,585	49,362
Total	$92,271	$94,656	$283,379	$270,694

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Gross Profit
Laser Products	$18,851	$20,269	$57,176	$54,437
Vision Technologies	12,152	12,945	36,823	35,672
Precision Motion	9,233	6,776	28,309	21,141
Unallocated Corporate and Shared Services	(326)	(307)	(1,047)	(811)
Total	$39,910	$39,683	$121,261	$110,439

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Gross Profit Margin
Laser Products	45.6%	44.2%	44.5%	41.4%
Vision Technologies	39.2%	39.6%	39.5%	39.7%
Precision Motion	46.3%	41.9%	46.0%	42.8%
Total	43.3%	41.9%	42.8%	40.8%

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Operating Income (Loss) from Continuing Operations
Laser Products	$10,145	$9,857	$28,586	$23,828
Vision Technologies	(388)	(1,115)	(1,056)	(1,194)
Precision Motion	4,417	2,796	14,357	9,525
Unallocated Corporate and Shared Services	(5,167)	(4,716)	(17,168)	(14,789)
Total	$9,007	$6,822	$24,719	$17,370

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Depreciation and Amortization
Laser Products	$1,394	$1,618	$4,373	$4,838
Vision Technologies	2,109	3,745	6,449	9,552
Precision Motion	680	444	1,842	1,451
Unallocated Corporate and Shared Services	520	537	1,424	1,654
Total	$4,703	$6,344	$14,088	$17,495

15. Subsequent Events

On November 3, 2015, the Company entered into an agreement to acquire Lincoln Laser Company, a Phoenix, Arizona-based provider of ultrafast precision polygon scanners and other optical scanning solutions for the medical, food processing, and advanced industrial markets. The initial purchase price is $11 million in cash, subject to customary working capital adjustments. The transaction is expected to close in November 2015. Lincoln Laser Company specializes in ultrafast scanning, leveraging their expertise in polygon motor design and electro-optic subsystems. The acquisition creates an expanded range of highly competitive beam delivery technologies that significantly enhances the Company’s value proposition with OEM customers in growth applications. The Lincoln Laser business will be integrated into the Company’s beam delivery business line, which is part of the Company’s Laser Products segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, expected benefits of the business acquisitions; our belief that the Purchasing Managers Index (PMI) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; expectations regarding the 2015 and 2016 restructuring programs, including anticipated cash charges and anticipated savings; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated sales performance; changes in accounting principles and changes in actual or assumed tax liabilities; and expectations regarding tax exposure. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: the PMI may not provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market in any particular period or at all; economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activities; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; failure to introduce new products in a timely manner; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risk associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business or grow acquired businesses; our ability to make divestitures that provide business benefits; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; production difficulties and product delivery delays or disruptions; our compliance, or our failure to comply, with various federal, state and foreign regulations; changes in governmental regulation of our business or products; effects of compliance with conflict minerals regulations; our compliance, or failure to comply, with environmental regulations; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our ability to utilize our net operating loss carryforwards and other tax attributes; changes in tax laws, and fluctuations in our effective tax rates; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market price for our common shares; our ability to access cash and other assets of our subsidiaries; the influence of certain significant shareholders over our business; provisions of our articles of incorporation may delay or prevent a change in control; our significant existing indebtedness may limit our ability to engage in certain activities; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under the heading “Risk Factors.” In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

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

Advanced Industrial Market

For the nine months ended October 2, 2015, the advanced industrial market accounted for approximately 60% of the Company’s revenue.  Revenue from our advanced industrial market products are affected by a number of factors, including changing technology requirements and preferences of our customers, the financial condition of our advanced industrial customers, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

For the nine months ended October 2, 2015, the medical market accounted for approximately 40% of the Company’s revenue.  Our revenue from sales to the medical market is generally affected by hospital and other health care provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, and demographics.

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

Significant Events and Updates

Acquisition of Applimotion

On February 19, 2015, we acquired 100% of the outstanding stock of Applimotion Inc. (“Applimotion”), a Loomis, California based provider of advanced precision motor and motion control technology to OEM customers in the medical and advanced industrial markets, for a total purchase price of $14.0 million, net of working capital adjustments. This total purchase price includes $13.0 million in cash paid for the acquisition and $1.0 million in estimated fair value of future contingent considerations payable upon the achievement of certain revenue targets for the fiscal years 2015 to 2017. The undiscounted range of contingent considerations is zero to $4.0 million. Applimotion specializes in motor applications that require highly precise and dynamic motion control. The acquisition enhances our strategic position in precision motion control by enabling us to offer a broader range of motion control technologies and integrated solutions. Applimotion is included in our Precision Motion reportable segment.

JK Lasers Divestiture

On April 15, 2015, we completed the sale of our JK Lasers business for $29.6 million in cash, net of the final working capital adjustments and transaction costs, and recognized a $19.6 million pre-tax gain on sale during the nine months ended October 2, 2015.

During the nine months ended October 2, 2015, we incurred $1.1 million of consulting fees related to the JK Lasers business divestiture, which are included in restructuring, acquisition and divestiture related costs in the consolidated statement of operations. The JK Lasers business divestiture does not qualify for discontinued operations accounting treatment.

2015 Restructuring

During the first quarter of 2015, the Company implemented a program to eliminate redundant costs, as a result of acquisition and divestiture activities, to better align our operations to our strategic growth plans, to further integrate our business lines, and as a consequence of our productivity initiatives. We incurred severance costs related to the 2015 restructuring amounting to $1.1 million during the nine months ended October 2, 2015. We principally intend to reallocate resources and reinvest savings from the 2015 restructuring into higher growth businesses and lower cost regions.

2016 Restructuring

During the third quarter of 2015, the Company initiated a program targeting annualized savings of $4.5 million to $5.5 million after the program is fully executed. The 2016 restructuring program includes consolidating our manufacturing operations to optimize our facility footprint and to better utilize resources, and reducing redundant costs due to productivity cost savings and business volume reductions. We expect to incur cash charges of $3.5 million to $4.5 million related to this program, which we anticipate completing during the second quarter of 2016. We incurred severance costs related to the 2016 restructuring amounting to $0.7 million in the three and nine months ended October 2, 2015.

Results of Operations for the Three and Nine Months Ended October 2, 2015 Compared with the Three and Nine Months Ended September 26, 2014

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	56.7	58.1	57.2	59.2
Gross profit	43.3	41.9	42.8	40.8
Operating expenses:
Research and development and engineering	8.3	8.2	8.4	7.8
Selling, general and administrative	21.7	22.7	22.2	23.1
Amortization of purchased intangible assets	2.0	3.0	2.0	2.8
Restructuring, acquisition and divestiture related costs	1.5	0.8	1.5	0.7
Total operating expenses	33.5	34.7	34.1	34.4
Operating income from continuing operations	9.8	7.2	8.7	6.4
Interest income (expense), net	(1.4)	(1.5)	(1.4)	(1.4)
Foreign exchange transaction gains (losses), net	0.4	1.1	(0.8)	0.4
Other income (expense), net	1.0	0.7	7.6	0.7
Income from continuing operations before income taxes	9.8	7.5	14.1	6.1
Income tax provision	2.7	2.1	3.7	1.9
Income from continuing operations	7.1	5.4	10.4	4.2
Loss from discontinued operations, net of tax	—	(0.3)	—	(1.8)
Loss on disposal of discontinued operations, net of tax	—	(0.3)	—	(0.1)
Consolidated net income	7.1	4.8	10.4	2.3
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to GSI Group Inc.	7.1%	4.8%	10.4%	2.3%

Overview of Financial Results

Total revenue decreased by 2.5% for the three months ended October 2, 2015 and increased by 4.7% for the nine months ended October 2, 2015, compared to the prior year. Our acquisitions and divestitures accounted for a 2.3% net decrease in revenue during the three months ended October 2, 2015 and a 3.9% net increase during the nine months ended October 2, 2015. In addition, foreign currency exchange rates adversely impacted our revenue by 3.8% and 4.5% during the three and nine months ended October 2, 2015, respectively. Excluding the impact of acquisitions, divestitures and changes in foreign exchange rates, total revenue for the three and nine months ended October 2, 2015 increased 3.6% and 5.3%, respectively, compared to the prior year. Our organic revenue growth is summarized as follows:

	Three Months Ended October 2, 2015 Percentage Change	Nine Months Ended October 2, 2015 Percentage Change
Reported growth (decline)	(2.5)%	4.7%
Less: Change attributable to acquisitions and divestitures	(2.3)%	3.9%
Plus: Change due to foreign currency	3.8%	4.5%
Organic growth	3.6%	5.3%

The organic growth in our revenue for the three months ended October 2, 2015 versus the prior year was primarily attributable to growth in our Laser Products segment, offset by a decrease in revenue of our Vision Technologies segment. The organic growth in our revenue for the nine months ended October 2, 2015 versus the prior year was attributable to growth in our Laser Products and Precision Motion segments, offset by a decrease in revenue of our Vision Technologies segment.

Operating income from continuing operations increased $2.2 million, or 32.0%, from $6.8 million for the three months ended September 26, 2014 to $9.0 million for the three months ended October 2, 2015. This increase was primarily attributable to a decrease in operating expenses. Operating income from continuing operations increased $7.3 million, or 42.3%, from $17.4 million for the nine months ended September 26, 2014 to $24.7 million for the nine months ended October 2, 2015. This increase was primarily due to an increase in gross profit and a decrease in amortization of purchased intangible assets, partially offset by an increase in restructuring expenses related to the 2015 and 2016 restructuring programs and JK Lasers divestiture related costs as well as Research, Development and Engineering (“R&D”) expenses.

Diluted earnings per share (“Diluted EPS”) from continuing operations of $0.19 for the three months ended October 2, 2015 increased $0.04 from the prior year. This increase was primarily attributable to higher operating income from continuing operations, partially offset by a decrease in foreign currency gains. Diluted EPS from continuing operations of $0.84 for the nine months ended October 2, 2015 increased by $0.51 from the prior year due to higher operating income from continuing operations, higher other income resulting from the gain recognized from the JK Lasers divestiture and lower effective tax rate, partially offset by foreign currency losses in the current year versus foreign currency gains in the prior year.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	October 2, 2015	September 26, 2014	Increase (Decrease)	Percentage Change
Laser Products	$41,330	$45,806	$(4,476)	-9.8%
Vision Technologies	30,992	32,680	(1,688)	-5.2%
Precision Motion	19,949	16,170	3,779	23.4%
Total	$92,271	$94,656	$(2,385)	-2.5%

	Nine Months Ended
	October 2, 2015	September 26, 2014	Increase (Decrease)	Percentage Change
Laser Products	$128,475	$131,494	$(3,019)	-2.3%
Vision Technologies	93,319	89,838	3,481	3.9%
Precision Motion	61,585	49,362	12,223	24.8%
Total	$283,379	$270,694	$12,685	4.7%

Laser Products

Laser Products segment revenue for the three months ended October 2, 2015 decreased by $4.5 million, or 9.8%, versus the prior year primarily as a result of the JK Lasers divestiture which accounted for $5.9 million of the decrease, partially offset by an increase in revenue of our beam delivery and CO2 lasers products due to an increase in demand in the advanced industrial market.

Laser Products segment revenue for the nine months ended October 2, 2015 decreased by $3.0 million, or 2.3%, versus the prior year primarily as a result of the JK Lasers divestiture which accounted for $10.6 million of the decrease, partially offset by an increase in revenue of our beam delivery and CO2 lasers products due to an increase in demand in the advanced industrial market.

Vision Technologies

Vision Technologies segment revenue for the three months ended October 2, 2015 decreased by $1.7 million, or 5.2%, versus the prior year. The decrease was primarily driven by a decline in our revenue as a result of softness in medical equipment spending impacting our customers’ demand for our products, partially offset by increased demand in our light and color measurement products.

Vision Technologies segment revenue for the nine months ended October 2, 2015 increased by $3.5 million, or 3.9%, versus the prior year. The increase was primarily due to revenue from our optical data collection business being included in the reported revenue in the prior year only following the acquisition in March 2014 and increases in revenue from our thermal printers and light and color measurement products, partially offset by a decline in our visualization solutions revenue as a result of softness in medical equipment spending.

Precision Motion

Precision Motion segment revenue for the three months ended October 2, 2015 increased by $3.8 million, or 23.4%, versus the prior year. The increase was principally driven by the Applimotion acquisition and higher revenue from our optical encoder products as a result of increased customer volumes, partially offset by a decline in revenue of our air bearing spindles products due to lower demand from the printed circuit board industry.

Precision Motion segment revenue for the nine months ended October 2, 2015 increased by $12.2 million, or 24.8%, versus the prior year. The increase was principally driven by the Applimotion acquisition and higher revenue from our optical encoder products as a result of increased customer volumes, partially offset by a decline in revenue of our air bearing spindles products due to lower demand from the printed circuit board industry.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Gross profit:
Laser Products	$18,851	$20,269	$57,176	$54,437
Vision Technologies	12,152	12,945	36,823	35,672
Precision Motion	9,233	6,776	28,309	21,141
Unallocated Corporate and Shared Services	(326)	(307)	(1,047)	(811)
Total	$39,910	$39,683	$121,261	$110,439
Gross profit margin:
Laser Products	45.6%	44.2%	44.5%	41.4%
Vision Technologies	39.2%	39.6%	39.5%	39.7%
Precision Motion	46.3%	41.9%	46.0%	42.8%

Total	43.3%	41.9%	42.8%	40.8%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Laser Products

Laser Products segment gross profit for the three months ended October 2, 2015 decreased $1.4 million, or 7.0%, versus the prior year due to a decline in revenue as a result of the JK Lasers divestiture which accounted for $1.9 million of the decrease, partially offset by revenue growth in our current product lines and an increase in gross profit margin. Laser Products segment gross profit margin was 45.6% for the three months ended October 2, 2015, versus a gross profit margin of 44.2% for the prior year due to the JK Lasers divestiture which accounted for a 1.9 percentage point increase in gross profit margin.

Laser Products segment gross profit for the nine months ended October 2, 2015 increased $2.7 million, or 5.0%, versus the prior year due to an increase in gross profit margin. Laser Products segment gross profit margin was 44.5% for the nine months ended October 2, 2015, versus a gross profit margin of 41.4% for the prior year due to the JK Lasers divestiture which accounted for a 1.1 percentage point of the 3.1 percentage point increase in gross profit margin. The remaining increase in gross profit margin was driven by increases in volume in our current product lines, product mix, and continuous improvement productivity initiatives.

Vision Technologies

Vision Technologies segment gross profit for the three months ended October 2, 2015 decreased $0.8 million, or 6.1%, versus the prior year due to a decline in revenue. Vision Technologies segment gross profit margin was 39.2% for the three months ended October 2, 2015, versus a gross profit margin of 39.6% for the prior year. The 0.4 percentage point decrease in gross profit margin was primarily attributable to lower volumes, partially offset by lower intangible asset amortization expense. Included in gross profit for the three months ended October 2, 2015 was the amortization of developed technologies of $0.5 million. Gross profit for the three months ended September 26, 2014 included amortization of developed technologies of $0.9 million.

Vision Technologies segment gross profit for the nine months ended October 2, 2015 increased $1.2 million, or 3.2%, versus the prior year. The increase was primarily attributable to a decline in intangible asset amortization expense. Vision Technologies segment gross profit margin was 39.5% for the nine months ended October 2, 2015, versus a gross profit margin of 39.7% for the prior year. The 0.2 percentage point decrease in gross profit margin was primarily attributable to product mix, offset by lower intangible asset amortization expense. Included in gross profit for the nine months ended October 2, 2015 was the amortization of developed technologies of $1.6 million. Gross profit for the nine months ended September 26, 2014 included amortization of developed technologies and amortization of inventory fair value step-ups of $2.8 million.

Precision Motion

Precision Motion segment gross profit for the three months ended October 2, 2015 increased $2.5 million, or 36.3%, versus the prior year. The increase was primarily attributable to an increase in revenue and gross profit margin. Precision Motion segment gross profit margin was 46.3% for the three months ended October 2, 2015, versus a gross profit margin of 41.9% for the prior year. The 4.4 percentage point increase in gross profit margin was primarily attributable to an increase in volumes, product mix and continuous improvement productivity initiatives.

Precision Motion segment gross profit for the nine months ended October 2, 2015 increased $7.2 million, or 33.9%, versus the prior year. The increase was primarily attributable to the increase in revenue and gross profit margin. Precision Motion segment gross profit margin was 46.0% for the nine months ended October 2, 2015, versus a gross profit margin of 42.8% for the prior year. The 3.2 percentage point increase in gross profit margin was primarily attributable to an increase in volumes, product mix and continuous improvement productivity initiatives.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Research and development and engineering	$7,693	$7,735	$23,748	$21,117
Selling, general and administrative	19,979	21,512	62,969	62,540
Amortization of purchased intangible assets	1,852	2,843	5,593	7,463
Restructuring, acquisition and divestiture related costs	1,379	771	4,232	1,949
Total	$30,903	$32,861	$96,542	$93,069

Research and Development and Engineering Expenses

R&D expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $7.7 million, or 8.3% of revenue, during the three months ended October 2, 2015, compared with $7.7 million, or 8.2% of revenue, during the prior year. R&D expenses slightly decreased in terms of total dollars, primarily due to the JK Lasers divestiture, partially offset by a current year acquisition.

R&D expenses were $23.7 million, or 8.4% of revenue, during the nine months ended October 2, 2015, compared with $21.1 million, or 7.8% of revenue, during the prior year. R&D expenses increased primarily due to higher investments across the majority of our product lines and acquisitions, partially offset by the JK Lasers divestiture.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $20.0 million, or 21.7% of revenue, during the three months ended October 2, 2015, compared with $21.5 million, or 22.7% of revenue, during the prior year. SG&A expenses decreased primarily due to the JK Lasers divestiture, partially offset by a current year acquisition.

SG&A expenses were $63.0 million, or 22.2% of revenue, during the nine months ended October 2, 2015, compared with $62.5 million, or 23.1% of revenue, during the prior year. SG&A expenses increased in terms of total dollars primarily due to acquisitions, partially offset by the JK Lasers divestiture.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $1.9 million, or 2.0% of revenue, during the three months ended October 2, 2015, compared with $2.8 million, or 3.0% of revenue, during the prior year. The decrease, in terms of total dollars, was related to the decrease in amortization of acquired intangible assets from acquisitions.

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $5.6 million, or 2.0% of revenue, during the nine months ended October 2, 2015, compared with $7.5 million, or 2.8% of revenue, during the prior year. The decrease, in terms of total dollars, was related to the decrease in amortization of acquired intangible assets from acquisitions.

Restructuring, Acquisition and Divestiture Related Costs

We recorded restructuring, acquisition and divestiture related costs of $1.4 million during the three months ended October 2, 2015, versus $0.8 million during the prior year. The increase in restructuring, acquisition and divestiture related costs versus the prior year was mainly due to an increase in restructuring charges related to our 2016 restructuring program and an increase in acquisition related charges.

During the nine months ended October 2, 2015, we recorded $4.2 million in restructuring, acquisition and divestiture related costs, versus $1.9 million during the prior year. The increase in restructuring, acquisition and divestiture related costs versus the prior year was mainly due to an increase in restructuring charges related to our 2015 and 2016 restructuring programs and costs related to the JK Lasers divestiture.

Operating Income from Continuing Operations by Segment

The following table sets forth operating income from continuing operations by segment for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Operating Income (Loss) from Continuing Operations:
Laser Products	$10,145	$9,857	$28,586	$23,828
Vision Technologies	(388)	(1,115)	(1,056)	(1,194)
Precision Motion	4,417	2,796	14,357	9,525
Unallocated Corporate and Shared Services	(5,167)	(4,716)	(17,168)	(14,789)
Total	$9,007	$6,822	$24,719	$17,370

Laser Products

Laser Products operating income from continuing operations for the three months ended October 2, 2015 increased by $0.3 million, or 2.9%, versus the prior year. The increase in operating income from continuing operations was primarily due to lower operating expenses as a result of the JK Lasers divestiture.

Laser Products operating income from continuing operations for the nine months ended October 2, 2015 increased by $4.8 million, or 20.0%, versus the prior year. The increase in operating income from continuing operations was primarily due to higher gross profit from our beam delivery and CO2 lasers products and lower operating expenses as a result of the JK Lasers divestiture.

Vision Technologies

Vision Technologies operating loss from continuing operations for the three months ended October 2, 2015 decreased by $0.7 million, or 65.2%, versus the prior year. The decrease in operating loss from continuing operations was primarily attributable to a decrease in amortization of purchased intangibles, partially offset by lower gross profit.

Vision Technologies operating loss from continuing operations for the nine months ended October 2, 2015 decreased by $0.1 million, or 11.6%, versus the prior year. The decrease in operating loss from continuing operations was primarily attributable to an increase in gross profit, a decrease in acquisition related charges and amortization of purchased intangibles, partially offset by higher R&D and SG&A expenses as a result of a prior year acquisition. Acquisition related charges for the nine months ended October 2, 2015 decreased by $1.6 million from the prior year mainly due to the reversal of incentive compensation related to an acquisition.

Precision Motion

Precision Motion operating income from continuing operations for the three months ended October 2, 2015 increased by $1.6 million, or 58.0%, versus the prior year. The increase was primarily due to the increase in gross profit, partially offset by higher operating expenses due to the Applimotion acquisition.

Precision Motion operating income from continuing operations for the nine months ended October 2, 2015 increased by $4.8 million, or 50.7%, versus the prior year. The increase was primarily due to the increase in gross profit, partially offset by higher operating expenses due to the Applimotion acquisition.

Unallocated Corporate and Shared Services

Unallocated Corporate and Shared Services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended October 2, 2015 increased by $0.5 million, or 9.6%, versus the prior year primarily due to an increase in restructuring and acquisition related costs of $0.5 million. These costs for the nine months ended October 2, 2015 increased by $2.4 million, or 16.1%, versus the prior year primarily due to an increase in restructuring and acquisition related costs of $0.9 million and an increase in professional services costs.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Interest income (expense), net	$(1,248)	$(1,453)	$(4,020)	$(3,665)
Foreign exchange transaction gains (losses), net	383	1,030	(2,253)	950
Other income (expense), net	878	733	21,641	1,733

Interest Income (Expense), Net

Net interest expense was $1.2 million for the three months ended October 2, 2015, versus $1.5 million in the prior year. The $0.2 million decrease in net interest expense from the prior year was primarily due to a decrease in average debt levels. The weighted average interest rate on our Senior Credit Facilities was 3.15% and 3.23% during the three months ended October 2, 2015 and September 26, 2014, respectively.

Net interest expense was $4.0 million for the nine months ended October 2, 2015, versus $3.7 million in the prior year. The $0.4 million increase in net interest expense from the prior year was primarily due to an increase in average debt levels and interest paid on capital leases. The weighted average interest rate on our Senior Credit Facilities was 3.30% and 3.22% during the nine months ended October 2, 2015 and September 26, 2014, respectively.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were $0.4 million net gains for the three months ended October 2, 2015, versus $1.0 million net gains for the prior year due to changes in the U.S. Dollar exchange rates against the Euro, British Pound and Japanese Yen.

Foreign exchange transaction gains (losses), net, were $2.3 million net losses for the nine months ended October 2, 2015, versus $1.0 million net gains for the prior year due to changes in the U.S. Dollar exchange rates against the Euro, British Pound and Japanese Yen and a $1.2 million foreign currency loss related to the cash proceeds in U.S. dollars from the JK Lasers divestiture being held for a period of time by our UK subsidiary.

Other Income (Expense), Net

Other income was $0.9 million for the three months ended October 2, 2015, versus $0.7 million in the prior year due to higher earnings from our equity-method investment in Laser Quantum. Other income was $21.6 million for the nine months ended October 2, 2015, versus $1.7 million in the prior year due to a gain recognized as a result of the JK Lasers divestiture and higher earnings from our equity-method investment in Laser Quantum.

Income Taxes

The effective tax rate for the three months ended October 2, 2015 was 27.2%, versus 28.2% for the prior year. The effective tax rates for the three months ended October 2, 2015 and September 26, 2014 differ from the Canadian statutory rate of 27.0%, primarily due to the U.S. IRS audit settlement, mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items for the period.

The effective tax rate for the nine months ended October 2, 2015 was 26.3%, versus 30.6% for the prior year. The effective tax rates for the nine months ended October 2, 2015 and September 26, 2014 differ from the Canadian statutory rate of 27.0%, primarily due to the gain from JK Lasers divestiture, the audit settlement with the U.S. Internal Revenue Service, mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items for the period. During the nine months ended October 2, 2015 and September 26, 2014, respectively, the Company recognized $0.2 million and $1.1 million of net tax benefits associated with uncertain tax positions upon expiration of statute of limitations.

Discontinued Operations

Loss from discontinued operations, net of tax, was zero and less than $0.1 million, respectively, during the three and nine months ended October 2, 2015, compared to loss from discontinued operations, net of tax, of $0.3 million and $4.8 million, respectively, for the three and nine months ended September 26, 2014. The decline in loss from discontinued operations, net of tax, was due to losses related to the Scientific Lasers business, which was sold in July 2014.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, investments in businesses, and repayment of our debt and related interest expense. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We believe our future operating cash flows will be sufficient to meet our future operating and capital expenditure cash needs for the foreseeable future, including at least the next 12 months. The availability of borrowings under our revolving credit facility provides an additional potential source of liquidity should it be required. In addition, we may seek to raise additional capital, which could be in the form of bonds, convertible debt or equity to fund business development activities or other future investing cash requirements, subject to approval by the lenders in the Amended and Restated Credit Agreement.

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

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. The Company expects to fund share repurchases through cash on hand and future cash flows from operations. As of December 31, 2014, the Company had cumulatively repurchased 50 thousand shares of its common stock for an aggregate amount of $0.5 million. During the third quarter of 2015, the Company repurchased 77 thousand shares in the open market for an aggregate purchase price of $1.0 million at an average price of $13.03 per share.

As of October 2, 2015, $31.8 million of our $80.1 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries. However, in certain instances, we have identified excess cash for which we may repatriate and we have established deferred tax liabilities for the expected tax cost. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

Amended and Restated Credit Agreement

Our amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”) consists of a $50.0 million, 5-year term loan facility and a $175.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”) that mature in December 2017. As of October 2, 2015, we had outstanding term loans of $29.4 million and revolving loans of $80.0 million under the Senior Credit Facilities.

The Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements and our compliance as of October 2, 2015:

	Requirement	Actual
Maximum consolidated leverage ratio	3.00	1.80
Minimum consolidated fixed charge coverage ratio	1.50	3.95

Cash Flows for the Nine Months Ended October 2, 2015 and September 26, 2014

The following table summarizes our cash flows from continuing operations, cash and cash equivalent balances and unused and available funds under our revolving credit facility for the periods indicated (dollars in thousands):

	Nine Months Ended
	October 2, 2015	September 26, 2014
Net cash provided by operating activities of continuing operations	$25,476	$34,415
Net cash provided by (used in) investing activities of continuing operations	$12,534	$(91,964)
Net cash provided by (used in) financing activities of continuing operations	$(8,444)	$47,591

	October 2, 2015	December 31, 2014
Cash and cash equivalents	$80,089	$51,146
Unused and available funds under revolving credit facility	$95,000	$95,000

Operating Cash Flows

Cash provided by operating activities of continuing operations was $25.5 million for the nine months ended October 2, 2015, versus $34.4 million for the prior year. Income from continuing operations for the nine months ended October 2, 2015 increased from the prior year while changes in operating assets and liabilities decreased cash provided by operating activities of continuing operations by $6.5 million. Cash provided by operating activities of continuing operations was positively impacted by an increase in our days payables outstanding from 46 days at December 31, 2014 to 48 days at October 2, 2015. Cash provided by operating activities of continuing operations was negatively impacted by an increase in our days sales outstanding from 51 days at December 31, 2014 to 55 days at October 2, 2015 and an increase in inventories excluding inventories sold as part of the JK Lasers divestiture and inventories from the Applimotion acquisition. In addition, cash provided by operating activities of continuing operations was impacted by the timing of sales in the three months ended October 2, 2015, compared to the three months ended December 31, 2014.

Cash provided by operating activities of continuing operations for the nine months ended September 26, 2014 was primarily related to income from continuing operations and an improvement in our working capital. Cash provided by operating activities of continuing operations was impacted by a decrease in our days sales outstanding from 56 days at December 31, 2013 to 54 days at September 26, 2014, an increase in our days payables outstanding from 48 days at December 31, 2013 to 52 days at September 26, 2014, and a decrease in inventories excluding inventories from the JADAK acquisition.

As a result of the sale of our Scientific Lasers business in July 2014, cash used in operating activities of discontinued operations was less than $0.1 million for the nine months ended October 2, 2015.

Investing Cash Flows

Cash provided by investing activities of our continuing operations was $12.5 million during the nine months ended October 2, 2015, compared to cash used of $92.0 million during the prior year. Cash provided by investing activities for the nine months ended October 2, 2015 was primarily due to cash proceeds received from the sale of the JK Lasers business in April 2015, partially offset by cash consideration paid for the Applimotion acquisition in February 2015 and $4.1 million in capital expenditures.  Cash outflows from investing activities of continuing operations during the nine months ended September 26, 2014 were primarily related to cash consideration paid for the JADAK acquisition in March 2014 and $3.8 million in capital expenditures, partially offset by proceeds of $5.4 million related to the recovery of an escrow claim for the NDS acquisition.

As a result of the sale of our Scientific Lasers business in July 2014, there were no cash flows from investing activities of discontinued operations for the nine months ended October 2, 2015.

Financing Cash Flows

Cash used in financing activities of continuing operations was $8.4 million during the nine months ended October 2, 2015, consisting of $5.6 million of contractual term loan payments, $13.0 million of optional repayments of borrowings under our revolving credit facility and the repurchase of $1.0 million of the Company’s common stock, partially offset by $13.0 million of borrowings under our revolving credit facility to fund the Applimotion acquisition. The Company also made payroll tax payments on stock-based awards of $1.4 million and capital lease payments of $0.4 million.

Cash provided by financing activities of continuing operations was $47.6 million during the nine months ended September 26, 2014, consisting of $77.0 million of borrowings under our revolving credit facility to fund the JADAK acquisition, partially offset by $5.6 million of contractual term loan payments, $21.0 million of optional repayments of borrowings under our revolving credit facility and $0.7 million fees paid in connection with the fourth amendment to the Amended and Restated Credit Agreement entered into in February 2014. The Company also made payroll tax payments on stock-based awards of $1.6 million and capital lease payments of $0.9 million.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Excluding the drawdown on our Senior Credit Facilities to fund the Applimotion acquisition, through October 2, 2015, we have not entered into any material new or modified contractual obligations since the end of the fiscal year ended December 31, 2014.

Off-Balance Sheet Arrangements

The Company has an equity method investment in Laser Quantum Ltd. Group (“Laser Quantum”), a privately held company located in the United Kingdom. The Company has an ownership interest of approximately 41% in the Laser Quantum business. We continue to recognize our share of the earnings of this entity under the equity method.

Through October 2, 2015, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to our critical accounting policies through October 2, 2015 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the nine months ended October 2, 2015, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of October 2, 2015, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 2, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended October 2, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of the Company’s common stock during the three months ended October 2, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
July 4 - July 31, 2015	—	$—	—	$9,474,000
August 1 - August 28, 2015	63,300	$13.10	63,300	$8,644,884
August 29 - October 2, 2015	13,200	$12.70	13,200	$8,477,236
Total	76,500	$13.03	76,500
(1)

In October 2013, the Company's Board of Directors authorized a share repurchase plan for the repurchase of up to an aggregate of $10.0 million of the Company's common stock, which was announced in the quarterly report for the period ended September 27, 2013 filed on November 5, 2013. The shares may be repurchased from time to time, at the Company's discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company's common stock, and general market conditions. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.

(2)	The Company has repurchased 126,500 shares of its common stock pursuant to the share repurchase program since its adoption.

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

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at October 2, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended October 2, 2015 and September 26, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended October 2, 2015 and September 26, 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended October 2, 2015 and September 26, 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush	Director, Chief Executive Officer	November 4, 2015
John A. Roush

/s/ Robert J. Buckley	Chief Financial Officer	November 4, 2015
Robert J. Buckley

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-202597	3.1	03/09/15

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-202597	3.2	03/02/15

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at October 2, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended October 2, 2015 and September 26, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended October 2, 2015 and September 26, 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended October 2, 2015 and September 26, 2014, and (v) Notes to Consolidated Financial Statements.