Form 10-K
period 2015-12-31
GSI GROUP INC
filed 2016-03-02
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the Registrant’s outstanding common shares held by non-affiliates of the Registrant, based on the closing price of the common shares on the NASDAQ Global Select Market on the last business day of the Registrant’s most recently completed second fiscal quarter (July 3, 2015) was $430,444,038. For purposes of this disclosure, common shares held by officers and directors of the Registrant and by persons who hold more than 5% of the Registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of February 26, 2016, there were 34,346,589 of the Registrant’s common shares, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders scheduled to be held on May 10, 2016 to be filed with the Securities and Exchange Commission are incorporated by reference in answer to Part III of this Annual Report on Form 10-K.

GSI GROUP INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2015

As used in this report, the terms “we,” “us,” “our,” “GSI Group,” “GSI,” “GSIG” and the “Company” mean GSI Group Inc. and its subsidiaries, unless the context indicates another meaning.

Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

The following brand and trade names of GSI Group Inc. are used in this report: MicroE Systems, Celera Motion, Westwind, Synrad, Cambridge Technology, ExoTec Precision, General Scanning, Photo Research, JADAK, NDS, Dome, NDSsi, Applimotion, Lincoln Laser and Skyetek.

PART I

Cautionary Note Regarding Forward Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward looking statements. The Company makes such forward looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward looking statements as a result of various important factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the SEC. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward looking statements. Forward looking statements also include the assumptions underlying or relating to any of the forward looking statements. The forward looking statements contained in this Annual Report include, but are not limited to, statements related to: our belief that the Purchasing Managers Index (PMI) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases; anticipated revenue performance; industry trends; market conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from acquisitions; anticipated use of currency hedges; ability to repay our indebtedness; our intentions regarding the use of cash; and other statements that are not historical facts. All forward looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward looking statements.

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
-

introducing new products aimed at attractive medical applications, such as minimally invasive and robotic surgery, ophthalmology, patient monitoring, drug delivery, diagnostic testing and life science research;

-	cross selling our entire product offerings to the leading medical equipment manufacturers; and
-	pursuing complementary medical technology acquisitions;
•

increasing our penetration of high growth advanced industrial technology applications, such as laser materials processing, robotics, automation, metrology, and micromachining, by working closely with OEM customers to launch application specific products that closely match the requirements of each application;

•

broadening our portfolio of enabling technologies and capabilities through increased new product development investment, expanded sales and marketing channels to reach target customers and, investments in application development to further penetrate existing customers, while expanding the applicability of our solutions to new markets;

•

broadening our product and service offerings through the acquisition of innovative and complementary technologies and solutions in medical and advanced industrial technology applications, including increasing our recurring revenue streams such as services, spare parts and consumables;

•	improving our existing operations to expand profit margins and improve customer satisfaction by implementing lean manufacturing principles and strategic sourcing across our major production sites; and
•	attracting, retaining, and developing world-class talented and motivated employees.

Acquisitions

In December 2015, the Company acquired all assets and certain liabilities of Skyetek Inc., a Denver, Colorado-based provider of embedded and standalone radio frequency identification (“RFID”) solutions for OEM customers in the medical and advanced industrial markets, for a total purchase price of $2.8 million. Cash paid upon closing was $2.6 million, subject to customary working capital adjustments.

In November 2015, the Company acquired certain assets and liabilities of Lincoln Laser Company, a Phoenix, Arizona-based provider of ultrafast precision polygon scanners and other optical scanning solutions for the medical, food processing, and advanced industrial markets, for a total purchase price of $12.2 million. Cash paid upon closing was $10.3 million, subject to customary working capital adjustments.

In February 2015, the Company acquired Applimotion Inc., a Loomis, California-based provider of advanced precision motor and motion control technology to OEM customers in the medical and advanced industrial markets, for a total purchase price of $14.0 million. Cash paid upon closing was $13.0 million, net of working capital adjustments.

In March 2014, the Company acquired JADAK LLC, JADAK Technologies Inc. and Advance Data Capture Corporation (together, “JADAK”), a North Syracuse, New York-based provider of optical data collection and machine vision technologies to OEM medical device manufacturers, for a total purchase price of $93.7 million, net of working capital adjustments.

In January 2013, the Company acquired NDS Surgical Imaging LLC (“NDS”), a San Jose, California-based company that designs, manufactures, and markets high definition visualization solutions and imaging informatics products for the surgical, radiology and patient monitoring end markets, for a total final purchase price of $75.4 million, net of working capital adjustments.

Divestitures and Product Rationalization

We continuously evaluate our business mix and financial performance. Since 2011, we have executed a series of divestitures in line with our strategy.

In January 2016, the Company decided to discontinue its radiology products, sold under the Dome brand name and operated within the Company’s Visualization Solutions product line. Total revenue from these products was approximately $9 million in 2015.

In June 2015, the Company finalized an agreement to divest its 50% owned joint venture in India, Excel Laser Technology Private Limited, for net cash proceeds of $0.2 million.

In April 2015, the Company completed the sale of its fiber laser business, operated under the JK Lasers brand name, for $29.6 million in cash, net of working capital adjustments.

In July 2014, the Company completed the sale of the Scientific Lasers business, operated under the Continuum and Quantronix brand names, for $6.5 million in cash, net of working capital adjustments.

In May 2013, the Company sold the Semiconductor Systems business, operated under the GSI Group brand name, for $9.7 million in cash, net of working capital adjustments.

In October 2012, the Company divested the Lasers Systems business, operated under the Control Laser and Baublys brand names, for $6.6 million in cash, net of working capital adjustments.

Segments

The Company evaluates the performance of, and allocates resources to, its segments based on revenue, gross profit and operating profit. The Company’s reportable segments have been identified based on commonality and adjacency of technologies, applications, and customers amongst the Company’s individual product lines.

The following table shows the external revenues, gross profit margin and operating profit for each of the segments for the year ended December 31, 2015 (dollars in thousands):

	Revenue	Gross Profit Margin	Operating Profit
Laser Products	$168,331	43.7%	$35,971
Vision Technologies	124,725	39.3%	(2,057)
Precision Motion	80,542	45.6%	16,877

See Note 16 to Consolidated Financial Statements for additional financial information about our reportable segments.

Laser Products

The Laser Products segment designs, manufactures and markets photonics-based solutions, including CO2 laser sources, laser scanning and laser beam delivery products, to customers worldwide. The segment serves highly demanding photonics-based applications such as industrial material processing, metrology, medical and life science imaging, and medical laser procedures. The vast majority of the segment’s product offerings are sold to Original Equipment Manufacturer customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

The Laser Products segment is comprised of three product lines:

Product Line	Key End Market	Brand Names	Description
Laser Beam Delivery Components	Advanced Industrial and Medical	Cambridge Technology, Lincoln Laser & ExoTec Precision

Galvanometer and polygon based optical scanning components. These products provide precise control and delivery of laser beams through motorized manipulation of mirrors and optical elements for OEM manufacturers to integrate with their controlling hardware and software. Applications include material processing (such as laser marking, laser machining and laser drilling), scanning microscopy, laser-based vision correction, optical coherence tomography imaging, high resolution printing, holographic imaging and storage, metrology, and 2D or 3D imaging.

Laser Beam Delivery Solutions	Advanced Industrial and Medical	Cambridge Technology, Lincoln Laser & Synrad

Galvanometer and polygon based optical scan heads. These products provide precise control and delivery of laser beams through motorized manipulation of mirrors and optical elements in two and three axis scan heads, scanning subsystems, and controlling hardware and software. Applications include material processing (such as laser marking, laser coding, laser engraving, laser machining and laser drilling), scanning microscopy, laser-based vision correction, optical coherence tomography imaging, high resolution printing, holographic imaging and storage, metrology, and 2D or 3D imaging. Laser processing heads are used for laser cutting and welding as well as for brazing in the advanced manufacturing industry.

CO2 Lasers	Advanced Industrial	Synrad

Both continuous and pulsed sealed CO2 lasers with power ranges from 5 to 400 watts. Applications include coding, marking, engraving, cutting and trimming of metals and non-metals, fine materials processing, additive manufacturing, packaging converting, and medical applications in dental and dermatology.

Vision Technologies

The Vision Technologies segment (formerly known as Medical Technologies) designs, manufactures and markets a range of medical grade technologies, including visualization solutions, imaging informatics products, optical data collection and machine vision technologies, RFID technologies, thermal printers, and light and color measurement instrumentation to customers worldwide. The vast majority of the segment’s product offerings are sold to Original Equipment Manufacturer customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

The Vision Technologies segment has six product lines:

Product Line	Key End Market	Brand Names	Description
Visualization Solutions	Medical	NDS, NDSsi, Dome	High definition visualization solutions for minimal invasive surgery, patient monitoring and diagnostic radiology applications.
Imaging Informatics	Medical	NDS, NDSsi	Imaging management for visual information, including real-time distribution, documentation, control, and streaming for multiple imaging modalities for surgical applications.
Optical Data Collection, Machine Vision Technologies	Medical and Advanced Industrial	JADAK	Camera based data collection solutions ranging from barcode scanning operations to machine vision operations performing image analysis within medical devices.
Radio Frequency Identification (RFID)	Medical and Advanced Industrial	JADAK, Skyetek	RFID and data collection technologies via High-Frequency (HF) and Ultra-High Frequency (UHF) readers, writers and antennas. Used for surgical part tracking and counterfeit detection.
Thermal Printers and Chart Recorders	Medical	General Scanning, JADAK	Rugged thermal printers and chart recorders for patient monitoring, defibrillator equipment, blood gas analyzers, and pulse oximeters.
Light and Color Measurement	Advanced Industrial and Medical	Photo Research

Light and color measurement metrology devices, including spectroradiometers, photometers, video photometers, and color characterization software used in the visualization solutions market, research and development, quality control, and other testing markets.

Precision Motion

The Precision Motion segment designs, manufactures and markets optical encoders, precision motors and other motion control technology, air bearing spindles and precision machined components to customers worldwide. The segment’s product offerings are sold into the advanced industrial market and the medical market. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

The Precision Motion segment includes four product lines:

Product Line	Key End Market	Brand Names	Description
Optical Encoders	Advanced Industrial and Medical	Celera Motion, MicroE

Precision optical encoders from core product brand, MicroE.  Applications include motion control of equipment and instruments used in the semiconductor and electronics manufacturing, industrial and medical robotics, metrology, satellite communications, medical devices, and laboratory & diagnostics markets.

Precision Motors	Advanced Industrial and Medical	Celera Motion, Applimotion

Precision direct drive motor components from core product brand, Applimotion.  Applications include motion control of equipment and instruments used in the semiconductor and electronics manufacturing, industrial and medical robotics, autonomous vehicles, metrology, satellite communications, surveillance, medical devices, and laboratory & diagnostics markets.

Integrated Motion Control Solutions	Advanced Industrial and Medical	Celera Motion

Precision integrated motion control solutions.  Applications include motion control of equipment and instruments used in the semiconductor and electronics manufacturing, industrial and medical robotics, autonomous vehicles, metrology, satellite communications, surveillance, medical devices, and laboratory & diagnostics markets.

Air Bearing Spindles	Advanced Industrial	Westwind	High-speed and precision air bearing spindles used in the PCB manufacturing, automotive coating, semiconductor manufacturing equipment, micro machining and power generation markets.

End Markets

We primarily operate in two end markets: the advanced industrial market and the medical market.

Advanced Industrial Market

For the year ended December 31, 2015, the advanced industrial market accounted for approximately 60% of the Company’s revenue.  Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

For the year ended December 31, 2015, the medical market accounted for approximately 40% of the Company’s revenue.  Our revenue from products sold to the medical market is generally affected by hospital and other health care provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, trends in surgical procedures, changes in technology requirements, changes in customers or patient preferences, and general demographic trends.

Customers

We have a diverse group of customers that include companies that are global leaders in their industries. Many of our customers participate in several market industries. No customer accounted for greater than 10% of our consolidated revenue during the years ended December 31, 2015, 2014 or 2013.

Customers of our Laser Products, Vision Technologies, and Precision Motion segments include a large number of original equipment manufacturers who integrate our products into their systems for sale to end users. We also sell directly to end users. Our customers include leaders in the medical and advanced industrial markets. A typical OEM customer will usually evaluate our products and our ability to provide application knowledge and expertise, post-sales application support and services, supply chain management over long durations, manufacturing capabilities, product quality, global presence, and product customization before deciding to incorporate our products into their products or systems. Customers generally choose suppliers based on a number of factors, including product performance, reliability, application support, price, breadth of the supplier’s product offerings, the financial condition of the supplier, and the geographical coverage offered by the supplier. Once certain of our products have been designed into a given OEM customer’s product or system, there are generally significant barriers to subsequent supplier changes, especially in the medical market.

Seasonality

While our revenues are not highly seasonal on a consolidated basis, the revenues of some of our individual product lines, particularly our visualization solutions, imaging informatics, and thermal printer products, are impacted by seasonality due to hospital budgeting cycles.

Backlog

As of December 31, 2015 and 2014, our consolidated backlog was approximately $96.8 million and $82.1 million, respectively. The majority of open orders included in backlog represent open orders for products and services that, based on management’s projections, have a reasonable probability of being delivered over the subsequent twelve month period. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Management believes that backlog is not a meaningful indicator of future business prospects for any of our business segments due to the short lead time required on our products and the ability of customers to reschedule or cancel orders. Therefore, backlog as of any particular date should not be relied upon as indicative of our revenues for any future period.

Manufacturing

Manufacturing functions are performed internally when management chooses to maintain control over critical portions of the production process or for cost related reasons while some of the less critical portions are outsourced to third parties. To the extent it makes financial sense, we will consider outsourcing additional portions of the production process.

Products offered by our Laser Products segment are manufactured at facilities in Bedford, Massachusetts; Mukilteo, Washington; Phoenix, Arizona; Taunton, United Kingdom; and Suzhou, China. Products offered by our Vision Technologies segment are manufactured at facilities in Syracuse, New York; San Jose and Chatsworth, California; Bedford, Massachusetts; and Suzhou, China. Products offered by our Precision Motion segment are primarily manufactured at facilities in Bedford, Massachusetts; Loomis, California; Poole, United Kingdom; and Suzhou, China.

Many of our products are manufactured under ISO 9001 certification, while the majority of our products manufactured for the medical market are manufactured under ISO 13485 certification. Certain visualization solutions, thermal printers and imaging informatics products are manufactured under current good manufacturing practices (CGMP’s), which is a requirement of their medical device classification by the U.S. Food and Drug Administration (the “FDA”). In addition, certain visualization solutions, thermal printers and imaging informatics products are manufactured under section 510(k) of the FDA.

Research and Development and Engineering

We incur research and development and engineering expenses as part of our ongoing operations. We are strongly committed to research and development for core technology programs directed at creating new products, product enhancements, increasing our addressable market, and new applications for existing products. We are also committed to funding research into future market opportunities. Our markets have experienced rapid technological changes and product innovations. We believe that continued timely development of new products and product enhancements to serve existing and new markets is necessary for us to remain competitive. Research and development and engineering expenses were $31.0 million, or 8.3% of revenue, for the year ended December 31, 2015, compared to $29.0 million, or 7.9% of revenue, for the year ended December 31, 2014 and $23.8 million, or 7.5% of revenue, for the year ended December 31, 2013.

Marketing, Sales and Distribution

We sell our products globally, primarily through our direct sales force. Sales to foreign jurisdictions are largely based on a direct sales force, but occasionally sold through distributors, including manufacturers’ representatives, to either augment our selling effort or address a local market where we have no direct sales force. Our local sales, applications, and service teams, and our distributors work closely with our customers to ensure customer satisfaction with our products. We have sales and service centers located in North America, Europe, China, and Japan.

To support our sales efforts we maintain and continue to invest in a number of applications centers around the world, where our applications experts work closely with customers on integrating and using our solutions in their equipment. The applications span a wide range, with teams residing in several facilities in the United States, Europe and Asia.

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

Competitive factors in our Laser Products, Vision Technologies, and Precision Motion segments include product performance, price, quality and reliability, features, compatibility of products with existing systems, technical support, product breadth, market presence, on-time delivery and our overall reputation. We believe that our products offer a number of competitive advantages. However, some of our competitors are substantially larger and have greater financial and other resources.

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

Although we believe that our patents and pending patent applications are important, we rely upon several additional factors that are essential to our business success, including: market position, technological innovation, know-how, application knowledge and product performance. However, there can be no assurance that we will be able to sustain these advantages.

We also protect our proprietary rights by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees, consultants, and certain customers and suppliers. For a further discussion of the importance of risks associated with our intellectual property rights, see applicable risk factors under Item 1A of this Annual Report on Form 10-K.

Human Resources

As of December 31, 2015 and 2014, we employed 1,355 and 1,418 employees, respectively, of which zero and 36 employees, respectively, were part of our discontinued businesses.

Geographic Information

We are a multinational company with approximately 59% of our 2015 revenue outside the United States and approximately 14% of our property, plant and equipment, net, outside the United States at December 31, 2015. Geographic information is discussed in Note 16 to Consolidated Financial Statements. For a further discussion of the risks associated with our foreign operations, see applicable risk factors under Item 1A of this Annual Report on Form 10-K.

Government Regulation

Our current and contemplated activities and the products and processes that will result from such activities are subject to substantial government regulations, both in the United States and internationally. Most of our production facilities are subject to various federal, state, local, and/or foreign environmental regulations, related to the use, storage, handling, and disposals of regulated materials, chemical, and certain waste products. Such rules are subject to change by the governing agency and we monitor those changes closely. We expect all operations to meet the legal and regulatory environmental requirements. Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by federal and state laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.

We may face the potential of increasing complexity in our product designs and procurement operations due to the evolving nature of product compliance standards. Those standards may impact the material composition of our products entering specific markets. Such regulations went into effect in the European Union (“EU”) in 2006, (The Restriction of Hazardous Substances Directive (RoHS)) and 2007 (Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH)), and China in 2007 (Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation (China-RoHS)).

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

Other Information

We maintain a website with the address www.gsig.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). In addition, our reports and other information are filed with securities commissions or other similar authorities in Canada, and are available over the Internet at www.sedar.com.

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

A large portion of our product sales are dependent on the need for increased capacity, productivity and cost saving initiatives, improved product quality and performance, and new investments by our customers. Weaknesses in our end markets could negatively impact our revenue and gross margin and consequently have a material adverse effect on our business, financial condition and results of operations. For instance, uncertainty in our medical and advanced industrial end markets has caused customers in those markets to purchase fewer products from us during certain recent quarters. If such uncertainty continues or worsens, we may not be able to meet anticipated revenue levels on a quarterly or annual basis. Moreover, a severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our customers’ financial condition and the timing or levels of business activity of our customers and the industries we serve. In particular, reduced growth expectations in China and the uncertain European financial situation could have an impact on our customers’ financial condition and ability to maintain product orders in the future. This may reduce the demand for our products or depress pricing for our products and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products or services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our business depends significantly upon our customers’ capital expenditures, which are subject to cyclical market fluctuations.

The microelectronics and industrial capital equipment industries are cyclical and have historically experienced periods of oversupply, resulting in downturns in demand for capital equipment in which many of our products are used. The timing, length and severity of these cycles, and their impact on our business, are difficult to predict. Further, our order levels or results of operations for a given period may not be indicative of order levels or results of operations for subsequent periods. For the foreseeable future, our operations will continue to depend upon industries that are subject to market cycles which, in turn, could adversely affect the market for our products.

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

The success of our business depends on our ability to continuously innovate and to manage transition to new product innovations.

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

Our research and development efforts may not lead to the successful introduction of products within the time frame that our customers demand. Our competitors may introduce new or improved products, processes or technologies that make our current or proposed products obsolete or less competitive. We may encounter delays or problems in connection with our research and development efforts. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	inability to manufacture new products cost effectively;
•	difficulties in reallocating engineering resources and overcoming resource limitations;
•	changing market or competitive product requirements; and
•	unanticipated engineering complexities.

New products often take longer to develop, may have fewer features than originally considered desirable, and have higher costs than initially estimated. There may be difficulty in sourcing components for new products and delays in starting volume production. New products may also not be commercially successful. Any of these adverse developments could harm our business and our results of operations.

Customer order timing and other factors beyond our control may cause our operating results to fluctuate from period to period.

Changes in customer order timing and the existence of certain other factors beyond our control may cause our operating results to fluctuate from period to period. Such factors include:

•	fluctuations in our customers’ businesses;
•	timing and recognition of revenues from customer orders;
•	timing and market acceptance of new products or enhancements introduced by us or our competitors;
•	availability of parts from our suppliers and the manufacturing capacity of our subcontractors;
•	decisions by customers to reduce their purchases of our products;
•	changes in the prices of our products or of our competitors’ products; and
•	fluctuations in foreign currency exchange rates.

We may receive several large orders in one quarter from a customer and then receive no orders from that customer in the next quarter. As a result, the timing of revenue recognition from customer orders can cause significant fluctuations in our operating results from quarter to quarter. In addition, our sales are reactive to changes in our customers’ businesses. For instance, a customer that placed a large order in one period could subsequently experience a downturn in business and, as a result, could cancel an order or reduce the amount of products it purchases from us in future periods.

A delay in a shipment near the end of a reporting period due to rescheduling or cancellation by customers or unexpected production delays experienced by us may cause revenue in the period to decline significantly and may have a material adverse effect on our operations for that period.

We cannot predict how the market will react to new products introduced by us or to enhancements made to our existing products. If any of our new or enhanced products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, or if our competitors release similar products or enhancements at the same time that are more widely accepted by our customers, our revenue and results of operations for one or more reporting periods could be adversely affected.

In addition, we or our competitors may raise or lower the prices of products in response to market demands or competitive pressures. If we lower the prices of our products, or if our competitors lower the prices of their products such that demand for our products weakens, our revenue for one or more quarters may decline and our operating results would be adversely affected.  Changes in foreign currency exchange rates can also cause significant fluctuations in our results of operations from quarter to quarter.

As a result of these factors, our results of operations for any quarter are not necessarily indicative of results to be expected in future periods.

If we experience a significant disruption in, or breach in security of, our information technology systems, our business may be adversely affected.

We rely on information technology systems throughout the Company to manage orders, process shipments to customers, manage inventory levels and maintain financial information. Certain events could result in the disruption of our systems, including power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and other unforeseen events. If we were to experience a significant period of system disruption in information technology systems that involve our interactions with customers or suppliers, it could result in the loss of revenue and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in significant financial or reputational damage to us.

As we transact a portion of our sales, and maintain significant cash balances, in foreign currencies, changes in interest rates, credit ratings or foreign currency rates could have a material adverse effect on our financial position, results of operations, and cash flows.

A portion of our revenue is derived from our European and Asian operations and include transactions in Euros, British Pounds and Japanese Yen, while our products are mainly manufactured in the United States, United Kingdom and China. In the event of a decline in the value of the Euro, Japanese Yen or British Pound, we would typically experience a decline in our revenues and profit margins. If we increase the selling prices on our products sold in Europe and Japan in order to maintain profit margins and recover costs, we may lose customer sales to lower cost competitors.

Additionally, balances maintained in foreign currencies create additional financial exposure to changing currency rates. If foreign currency rates were to change rapidly, we could incur material losses.

Our reliance on international operations in foreign countries subjects us to risks not typically faced by companies operating exclusively in the United States.

During the year ended December 31, 2015, approximately 59% of our revenues from continuing operations were derived from operations and customers outside of the United States. The scope of our international operations subjects us to risks which could materially impact our results of operations, including:

•	foreign exchange rate fluctuations;
•	increases in shipping costs;
•	longer customer payment cycles;
•	greater difficulty in collecting accounts receivable;
•	use of incompatible systems and equipment;
•	problems with staffing and managing foreign operations in diverse cultures;
•	protective tariffs;
•	trade barriers and export/import controls;
•	transportation delays and interruptions;
•	increased vulnerability to the theft of, and reduced protection for, intellectual property rights;
•	government currency control and restrictions, delays, penalties or required withholdings on repatriation of earnings;
•	the impact of recessionary foreign economies; and
•	acts of terrorism.

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

Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. We do not have personnel dedicated to the oversight, organization and management of our intellectual property. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or disclosure. It is possible that, despite our efforts, other parties may use, obtain or try to copy our technology and products. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will be issued from any application filed by us or that, if patents are issued, the claims allowed will be sufficient to deter or prohibit others from marketing similar products. In addition, our patents may be challenged, invalidated or circumvented in a legal or administrative proceeding. Policing unauthorized use of our intellectual property rights is difficult and time consuming and may involve initiating claims or litigation against third parties for infringement of our proprietary rights, which could be costly.

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

We have received in the past, and could receive in the future, notices from third parties alleging that our products infringe patent or other proprietary rights. These allegations could result in significant costs and diversion of the attention of management. In the event that any third party makes a valid claim against us or our customers and a license is not available to us on commercially reasonable terms, our operating results would be adversely affected. Adverse consequences may also apply if we fail to avoid litigation for infringement or misappropriation of proprietary rights of third parties. If a successful claim were brought against us and we are found to infringe a third party’s intellectual property rights, we could be required to pay substantial amounts for damages or be enjoined from using the technology deemed to be infringing, or from using, making or selling products deemed to be infringing. If we have supplied infringing products to third parties, we may be obligated to indemnify these third parties for any damages that they may be required to pay to the patent holder and for any losses that they may sustain as a result of the infringement.

We operate in highly competitive industries and, if we lose competitive advantages, our business would suffer adverse consequences.

Some of our competition comes from established competitors that have greater financial, engineering, manufacturing and marketing resources than we do. Our competitors will continue to improve the design and performance of their existing products and introduce new products. It is possible that we may not successfully differentiate our current and proposed products from the products of our competitors, or that the marketplace will not consider our products to be superior to competing products. To remain competitive, we will be required to invest heavily in research and development, marketing and customer service and support. However, we may not be able to make the necessary technological advances to maintain our competitive position and our products may not receive market acceptance. These factors would cause us not to be able to compete successfully in the future. Increased competition may also result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development of new products.

Our results of operations will be adversely affected if we fail to successfully integrate future acquisitions into our business or to grow the acquired businesses.

As part of our business strategy, we expect to broaden our product and service offerings by acquiring businesses, technologies, assets and product lines that, we believe, complement or expand our existing businesses. We have made, and expect to continue to make, acquisitions. We may fail to successfully integrate acquisitions into our business and, as a result, may fail to realize the synergies, cost savings and other benefits expected from acquisitions. If we are not able to successfully achieve these objectives, the anticipated benefits of such acquisitions may not be realized fully or at all, and our results of operations could be adversely affected.

Further, our ability to maintain and increase profitability of an acquired business will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. Our expectations to achieve more consistent and predictable levels of revenue and to increase profitability as a result of any acquisition may not be realized. Such revenues and profitability may even decline as we integrate operations into our business. If revenues of acquired businesses grow more slowly than we anticipate or decline, or if their operating expenses are higher than we expect, we may not be able to sustain or increase their profitability, in which case our financial condition will suffer and our stock price could decline. For example, reductions in orders by a customer within our Visualization Solutions product line have caused our revenues in that business in 2013, 2014 and 2015 to be lower than we had expected when we acquired the business. Moreover, our acquisition activities may divert management’s attention from our regular operations. Managing a larger and more geographically dispersed operation and product portfolio could also pose challenges for our management team. In addition, through our acquisitions, we may assume liabilities, losses or costs for which we are not indemnified or insured or for which our indemnity or insurance is inadequate. Any such liabilities may have a material adverse effect on our financial position or results of operations.

Our business strategy may include making strategic divestitures. There can be no assurance that any divestitures will provide business benefit.

Our business strategy includes divesting certain non-core businesses. We sold certain assets and liabilities of our Laser Systems businesses in October 2012, our Semiconductor Systems business in May 2013, our Scientific Lasers business in July 2014, and our JK Lasers business in April 2015. There may be additional sales of other non-core businesses in the future. The divestiture of an existing business could reduce our future profits and operating cash flows and make our financial results more volatile. A divestiture could also cause a decline in the price of our common shares and increased reliance on other elements of our core business operations. If we do not successfully manage the risks associated with a divestiture, our business, financial condition, and results of operations could be adversely affected. In addition, there could be other negative unforeseen effects from a divestiture. We also may not find suitable purchasers for our non-core businesses and may continue to pay operating costs associated with these businesses. Failed attempts to divest non-core businesses may distract management’s attention from other business activities, erode employee morale and customers’ confidence, and harm our business.

If we do not attract and retain our key personnel, our ability to execute our business strategy will be limited.

Our success depends, to a significant extent, upon the continued service of our executive officers, key management and technical personnel, particularly our experienced engineers, and upon our ability to continue to attract, retain, and motivate qualified personnel. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results. In addition, there could be a material adverse effect on us should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract qualified personnel.

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

We have undertaken restructuring and realignment activities in the past, and we will continue to assess our operating structure in the future. Our ability to reduce operating expenses is dependent upon the nature of the actions we take to reduce expenses and our subsequent ability to implement those actions and realize expected cost savings. We may need to take additional restructuring actions, such as eliminating or consolidating certain of our facilities, reducing our headcount, or eliminating certain positions for a variety of reasons, including deterioration in global economic conditions or significant declines in demand for our products. Failure to successfully implement such restructuring activities could adversely affect our ability to meet customer demand for our products and could increase the cost of production versus our projections, both of which could adversely impact our operating results. Further, expenses and cost inefficiencies associated with our restructuring activities, including severance costs and the loss of trained employees with knowledge of our business and operations, could exceed our expectations and negatively impact our financial results. The elimination or consolidation of operations could also result in restructuring charges that would adversely affect our results of operations and financial condition.

Product defects or problems with integrating our products with other vendors’ products may seriously harm our business and reputation.

We produce complex products that can contain latent defects or performance problems. This could happen to both existing and new products. Such defects or performance problems could be detrimental to our business and reputation.

In addition, customers frequently integrate our products with other vendors’ products. When problems occur in a combined environment, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, and cause significant customer relationship issues.

Disruptions in the supply of certain key components and other goods from our suppliers, including limited or single source suppliers, could have an adverse effect on the results of our business operations, and could damage our relationships with customers.

The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components and other goods required for the production and sale of some of our principal products are available from limited or single sources of supply. If the receipt of certain limited source or single source materials is delayed, our relationship with customers may be harmed if such delays cause us to miss our scheduled shipment deadlines. Certain of our businesses buy components, including limited or sole source items, from competitors of our other businesses, and certain of our businesses sell products to customers that compete with certain other segments of our business. This dynamic may adversely impact our relationship with these suppliers and customers. For example, these suppliers could increase the price of those components or reduce their supply of those components to us. Similarly, these customers could elect to manufacture products to meet their own requirements rather than purchasing products from us. Our businesses may be adversely affected by our other business relationships with customers and suppliers. Our current or alternative sources may not be able to continue to meet all of our demands on a timely basis. If suppliers or subcontractors experience difficulties or fail to meet any of our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms. A prolonged inability to obtain certain raw materials, key components or other goods is possible and could have a significant adverse effect on our business operations, and could damage our relationships with customers.

Production difficulties and product delivery delays or disruptions could have a material adverse effect on our business.

We assemble our products at our facilities in the United States, the United Kingdom and China. Each of our products is typically manufactured in a single manufacturing location. If production activities at any of our manufacturing facilities were disrupted by a natural disaster or otherwise, our operations would be negatively impacted until we could establish alternative production and service operations. Significant production difficulties could be the result of:

•	mistakes made while transferring manufacturing processes between locations;
•	changing process technologies;
•	ramping production;
•	installing new equipment at our manufacturing facilities;
•	implementing new information technology systems;
•	shortage of key components; and
•	loss of electricity or employees’ access to the manufacturing facilities due to natural disasters.

In addition, we may experience product delivery delays in the future. We ship a significant portion of our products to our customers through independent package delivery and import/export companies. We also ship our products through national trucking firms, overnight carrier services and local delivery practices. If one or more of the package delivery or import/export providers experience significant disruption in services or institutes a significant price increase, the delivery of our products could be disrupted or delayed. Such events could cause us to incur increased shipping costs that could not be passed on to our customers, negatively impacting our profitability and our relationships with customers.

We are subject to regulations by various federal, state and foreign agencies that require us to comply with a wide variety of regulations, including those regarding the manufacture of products and the shipping of our products.

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

In August 2012, the Securities and Exchange Commission adopted rules requiring disclosures by public companies concerning tin, tantalum, tungsten and gold (collectively known as “conflict minerals”) that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rules require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or any of the adjoining countries. There are, and will be, costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to processes or sources of supply as a consequence of such verification activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

We rely on various centralized information systems throughout the Company to keep financial records, process orders, manage inventory, process shipments to customers, and operate other critical functions. We are in the process of upgrading our information technology infrastructure, including implementing new enterprise resource planning (ERP) systems and other complementary information technology systems. We have invested, and will continue to invest, significant capital and human resources in the upgrades and new ERP systems. Any disruptions, delays or deficiencies in the transition, design and implementation of the upgrades and new ERP systems, particularly any disruptions, delays or deficiencies that impact our operations, could have a material adverse effect on our results of operations and cash flows.

We may experience difficulties as we transition to these new upgraded systems and processes, including loss of data and the ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, conduct financial reporting and file SEC reports in a timely manner, or otherwise run our business. We may also experience decreases in productivity as our personnel implement these systems and become familiar with the new systems. In addition, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be materially and adversely affected if our information technology infrastructure does not allow us to transmit accurate information, even for a short period of time. Furthermore, the transition, design and implementation of upgrades and new ERP systems may be much more costly than we anticipated.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of December 31, 2015, our total assets included $169.7 million of net intangible assets, including goodwill. Net intangible assets consist principally of goodwill, customer relationships, patents, trademarks, core technologies and technology licenses. Goodwill and indefinite-lived intangible assets are tested for impairment at least on an annual basis. All other intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

Adverse changes in our business, adverse changes in the assumptions used to determine the fair value of our reporting units, or the failure to grow our businesses may result in an impairment of our intangible assets, which could adversely affect our results of operations. For example, the Company recorded a non-cash impairment charge of $41.4 million in the consolidated financial statements for the year ended December 31, 2014 as a result of lower expectations for revenue and operating profit from our NDS business.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could adversely affect our results of operations.

Customers with liquidity issues may lead to additional bad debt expense. There can be no assurance that our open credit customers will pay the amounts they owe to us or that the reserves we maintain will be adequate to cover such credit exposures. In addition, to the extent that turmoil in the credit markets makes it more difficult for some customers to obtain financing, their ability to pay may be adversely impacted. Our customers’ failure to pay and/or our failure to maintain sufficient reserves could have a material adverse effect on our future operating results and financial condition.

Our reliance upon third party distribution channels subjects us to credit, inventory, business concentration, and business failure risks beyond our control.

We sell many of our products through resellers, distributors, and system integrators. As these third parties tend to have more limited financial resources than OEM and end-user customers, they generally represent sources of increased credit risk. Any downturn in the business of our resellers, distributors, and systems integrators would in turn harm our results of operations and financial condition.

Our sales also depend upon the ability of our OEM customers to develop and sell systems that incorporate our products. Adverse economic conditions, large inventory positions, limited marketing resources and other factors influencing these OEM customers could have a substantial adverse effect on our financial results. We cannot assure investors that our OEM customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, adversely affect our results of operations and financial condition.

Risks Relating to Taxes

Tax audits by tax authorities could adversely affect future results.

We are subject to regular examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our financial condition, net income and earnings per share.

Our effective tax rate is subject to fluctuation, which could impact our financial position and earnings per share.

Our effective tax rate is subject to fluctuation as the effective income tax rate for each year is a function of (a) taxable income levels in numerous tax jurisdictions, (b) our ability to utilize recorded deferred tax assets, (c) taxes, interest, or penalties resulting from tax audits and, (d) credits and deductions as a percentage of total taxable income. From time to time, the United States, foreign and state governments make substantive changes to tax rules where significant judgment is required to determine the impact of such changes on our provision for income taxes. Further, such tax law changes may cause our effective tax rate to fluctuate between periods.

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

As of December 31, 2015, we had outstanding debt of $97.5 million under the amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”) and $105.0 million available to be drawn under the revolving credit facility. If we are unable to satisfy the conditions in the Amended and Restated Credit Agreement or our needs exceed the amounts available under the revolving credit facility, we may need to engage in equity or debt financings to obtain additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution. Any new equity securities we issue could have rights, preferences and privileges superior to those of the holders of our common shares. Further, our Amended and Restated Credit Agreement restricts our ability to obtain additional debt financing from other sources. If we are unable to obtain adequate financing or obtain financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common shares.

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

In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices of many companies, often unrelated to the operating performance of the specific companies. These market fluctuations could adversely affect the price of our common shares.

We may not have access to the cash flow and other assets of our subsidiaries that may be needed to service our indebtedness and fund our operations.

Although much of our business is conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us. Local laws and regulations and/or the terms of our indebtedness may restrict certain of our subsidiaries from paying dividends and otherwise transferring assets to us. We cannot assure you that applicable laws and regulations and/or the terms of our indebtedness will permit our subsidiaries to provide us with sufficient dividends, distributions or loans when necessary. Therefore, our ability to make payments on our indebtedness and fund our operations may be adversely affected if our subsidiaries cannot distribute funds to us.

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

As of December 31, 2015, we had $97.5 million of outstanding debt. This level of debt could have significant consequences on our future operations, including:

•

reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting our flexibility in planning for or reacting to, and increasing our vulnerability to, changes in our business, market changes in the industries in which we operate and the general economy; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

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

While our management and our independent registered public accounting firm concluded that our internal control over financial reporting was effective as of December 31, 2015, it is possible that material weaknesses may be identified in the future.

If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a publicly traded company or comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common shares, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or to comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal owned and leased properties of the Company and its subsidiaries as of December 31, 2015 are listed in the table below.

Location	Principal Use	Current Segment (a)	Approximate Square Feet	Owned/Leased
Bedford, Massachusetts, USA	Manufacturing, R&D, Marketing, Sales and Administration	1,2,3,4	147,000	Leased; expires in 2019
San Jose, California, USA	Manufacturing, R&D, Marketing, Sales and Administration	2	73,000	Leased; expires in 2019
Mukilteo, Washington, USA	Manufacturing, R&D, Marketing, Sales and Administration	1	63,000	Owned
North Syracuse, New York, USA	Manufacturing, R&D, Marketing, Sales and Administration	2	55,000	Leased; expires in 2029
Suzhou, People’s Republic of China	Manufacturing, R&D, Marketing, Sales and Administration	1,2,3	55,000	Leased; expires in 2018
Poole, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administration	3	51,000	Building owned; land leased through 2078
Phoenix, Arizona, USA	Manufacturing, R&D, Marketing, Sales and Administration	1	31,000	Owned
Chatsworth, California, USA	Manufacturing, R&D, Marketing, Sales and Administration	2	22,000	Owned

Location	Principal Use	Current Segment (a)	Approximate Square Feet	Owned/Leased
Taunton, United Kingdom	Manufacturing, R&D, Marketing and Sales	1	19,000	Leased; expires in 2017

a)	The facilities house product lines that belong to the following segments:
1	— Laser Products Segment
2	— Vision Technologies Segment
3	— Precision Motion Segment
4	— Corporate

In connection with our senior credit facility, we entered into open ended deeds of trust for our properties in Orlando, Florida, Chatsworth, California and Mukilteo, Washington.

A portion of our leased facility in San Jose, California is currently underutilized. As of December 31, 2015, the Company was in process of exiting a portion of this facility.

Additional research and development, sales, service and logistics sites are located in Colorado (U.S.); Munich, Germany; the Breda and Zevenhuizen, the Netherlands; Tokyo, Japan; Beijing, China; Monza, Italy and Sri Lanka. These additional offices are leased facilities occupying approximately 90,000 square feet in the aggregate, and are related to our Laser Products, Vision Technologies and Precision Motion segments. As of December 31, 2015, the Company was in the process of exiting leased facilities in Zevenhuizen, Netherlands totaling 18,300 square feet and Sri Lanka totaling 6,500 square feet. The Company will need to continue to pay for the leased facilities in Zevenhuizen, Netherlands until November 2017 and Sri Lanka until March 2016.

Our owned facility in Orlando, Florida and our leased facilities in Lexington, Massachusetts were restructured and are not in use by the Company. These owned and leased facilities constitute approximately 80,000 and 33,000 square feet, respectively. In May 2013, we entered into a sublease agreement for our Lexington facility through December 2016.

In connection with the sale of our Scientific Lasers business, we assigned to the buyer the lease for a facility in California, where the Scientific Lasers business operated. The buyer assumed all of our rights and obligations under the original lease, including the duty to pay the rent for the remainder term of the lease. So long as the buyer performs its obligations as the tenant, as required by the Asset and Equity Purchase Agreement for its acquisition of the Scientific Lasers business, the Company has no responsibilities for the lease. Should the buyer cease performance under the lease, however, the landlord could still pursue the Company as the original tenant until February 28, 2019, the end of the lease term. The Company has indemnification rights against the buyer under the Asset and Equity Purchase Agreement for such buyer’s default.

Item 3. Legal Proceedings

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

PART II

Item 5. Market for Registrant’s Common Shares, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common shares, no par value, are traded on the NASDAQ Global Select Market under the trading symbol “GSIG”. The following table sets forth the high and low prices of the Company’s common shares during the periods indicated.

	2015		2014
	High	Low	High	Low
First Quarter	$14.47	$12.27	$13.05	$10.33
Second Quarter	$15.75	$13.15	$13.60	$11.92
Third Quarter	$15.05	$12.08	$12.97	$11.29
Fourth Quarter	$14.59	$12.81	$14.87	$11.15

Holders

As of the close of business on February 26, 2016, there were approximately 36 holders of record of the Company’s common shares. Since many of the common shares are registered in “nominee” or “street” names, the Company believes that the total number of beneficial owners is considerably higher.

Dividend Policy

The Company has never declared or paid cash dividends on its common shares and does not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

In October 2013, the Company’s Board of Directors authorized a share repurchase plan for the repurchase of up to an aggregate of $10.0 million of the Company’s common stock. The share repurchase plan does not obligate the Company to acquire any particular amount of our common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.

The following table sets forth certain information with respect to repurchases of the Company’s common stock for the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 3 - October 30, 2015	—	$—	—	$8,477,236
October 31 - November 27, 2015	45,923	$13.71	45,923	$7,847,481
November 27 - December 31, 2015	—	$—	—	$7,847,481
Total	45,923	$13.71	45,923
(1) The Company has repurchased 172,423 shares of its common stock pursuant to the share repurchase program since its adoption.

Performance Graph

The following graph compares the cumulative total return to stockholders for the Company’s common shares for the period from December 31, 2010 through December 31, 2015 with the NASDAQ Composite Index, the S&P Technology Index and the Russell 2000 Index. The comparison assumes an investment of $100 is made on December 31, 2010 in the Company’s common shares and in each of the indices and, in the case of the indices, it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

The Company intends to remove the S&P Technology Index as its comparable published industry index due to a shift in the Company’s business, primarily an increase in medical market revenues. The Company’s revenues to medical end markets represented approximately 40% of total revenues for the year ended December 31, 2015. For comparative and historical purposes, the Company has included the total returns and performance of the S&P Technology Index in the table below.

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
GSI Group Inc.	$100.00	$96.69	$81.85	$106.24	$139.13	$128.73
NASDAQ Composite Index	$100.00	$99.17	$116.48	$163.21	$187.27	$200.31
S&P Technology Index (1)	$100.00	$95.59	$109.59	$135.61	$154.48	$158.78
Russell 2000 Index (2)	$100.00	$95.82	$111.49	$154.78	$162.35	$155.18

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

The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$373,598	$364,706	$316,910	$243,796	$269,697
Gross profit	157,890	150,167	132,227	105,518	119,559
Operating expenses (1)	128,957	166,973	112,781	85,256	81,213
Operating income (loss) from continuing operations (1)	28,933	(16,806)	19,446	20,262	38,346
Income (loss) from continuing operations before income taxes (1) (2)	46,022	(17,915)	16,177	16,702	26,553
Income tax provision (benefit) (3)	10,394	(1,006)	6,200	(11,595)	2,136
Income (loss) from continuing operations	35,628	(16,909)	9,977	28,297	24,417
Income (loss) from discontinued operations, net of tax	(13)	(5,607)	(2,054)	(10,974)	4,584
Gain (loss) on disposal of discontinued operations, net of tax (4)	—	(1,726)	(592)	2,255	—
Consolidated net income (loss)	35,615	(24,242)	7,331	19,578	29,001
Less: Net income attributable to noncontrolling interest	—	(10)	(22)	(40)	(28)
Net income (loss) attributable to GSI Group Inc.	$35,615	$(24,252)	$7,309	$19,538	$28,973
Earnings (loss) per common share from continuing operations:
Basic	$1.03	$(0.49)	$0.29	$0.84	$0.73
Diluted	$1.02	$(0.49)	$0.29	$0.84	$0.73
Earnings (loss) per common share from discontinued operations:
Basic	$(0.00)	$(0.21)	$(0.08)	$(0.26)	$0.14
Diluted	$(0.00)	$(0.21)	$(0.08)	$(0.26)	$0.13
Earnings (loss) per common share attributable to GSI Group Inc.:
Basic	$1.03	$(0.70)	$0.21	$0.58	$0.87
Diluted	$1.02	$(0.70)	$0.21	$0.58	$0.86
Weighted average common shares outstanding—basic	34,579	34,352	34,073	33,775	33,481
Weighted average common shares outstanding—diluted	34,827	34,352	34,396	33,936	33,589

(1)	The Company recorded an impairment charge of $41.4 million in 2014 related to goodwill ($19.6 million) and intangible assets ($21.8 million) of our NDS business acquired in January 2013.
(2)	The Company sold its JK Lasers business in 2015 and recorded a gain on disposal of $19.6 million.
(3)

The Company released $15.3 million of valuation allowance on deferred tax assets in 2012 based on the conclusion that it is more likely than not that its deferred tax assets in the U.S. and U.K. would be realized in the future.

(4)

The Company sold its Scientific Lasers business in 2014, Semiconductor Systems business in 2013 and Laser Systems business in 2012 and recorded a (loss) gain on disposal, net of tax, of ($1.7) million, ($0.6) million and $2.3 million, respectively.

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$59,959	$51,146	$60,980	$65,788	$54,835
Total assets (1)	416,045	396,294	375,916	333,711	345,731
Debt, current (1)	7,385	7,345	7,306	7,270	9,662
Debt, long-term (1)	88,426	105,030	61,303	38,982	55,566
Long-term liabilities, excluding debt	25,965	25,951	10,917	11,308	22,440
Total GSI Group Inc. stockholders’ equity	244,701	210,825	241,984	227,809	209,003
(1)

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires debt issuance related costs to be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability. The Company adopted the provisions of ASU 2015-03 during 2015. Prior year amounts have been revised to conform to the current year presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K. The MD&A contains certain forward looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. These forward looking statements include, but are not limited to, anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases; anticipated revenue performance; industry trends; market conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and dispositions and anticipated benefits from acquisitions; anticipated use of currency hedges; ability to repay our indebtedness; our intentions regarding the use of cash; and other statements that are not historical facts. These forward looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward looking statements. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various important factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” The words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward looking statements. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward looking statements.

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
-

introducing new products aimed at attractive medical applications, such as minimally invasive and robotic surgery, ophthalmology, patient monitoring, drug delivery, diagnostic testing and life science research;

-	cross selling our entire product offerings to the leading medical equipment manufacturers; and
-	pursuing complementary medical technology acquisitions;
•

increasing our penetration of high growth advanced industrial technology applications, such as laser materials processing, robotics, automation, metrology, and micromachining, by working closely with OEM customers to launch application specific products that closely match the requirements of each application;

•

broadening our portfolio of enabling technologies and capabilities through increased new product development investment, expanded sales and marketing channels to reach target customers and, investments in application development to further penetrate existing customers, while expanding the applicability of our solutions to new markets;

•

broadening our product and service offerings through the acquisition of innovative and complementary technologies and solutions in medical and advanced industrial technology applications, including increasing our recurring revenue streams such as services, spare parts and consumables;

•	improving our existing operations to expand profit margins and improve customer satisfaction by implementing lean manufacturing principles and strategic sourcing across our major production sites; and
•	attracting, retaining, and developing world-class talented and motivated employees.

Significant Events and Updates

Acquisition of Skyetek

On December 18, 2015, the Company acquired all assets and certain liabilities of Skyetek, Inc. (“Skyetek”), a Denver, Colorado-based provider of embedded and standalone RFID Solutions for medical OEM’s, for a total purchase price of $2.8 million, subject to customary working capital adjustments. This total purchase price includes $2.6 million in cash paid for the acquisition and $0.2 million in estimated fair value of future contingent consideration payable upon the achievement of certain sales order commitment targets from October 2015 through June 2017. The undiscounted range of contingent consideration is zero to $0.3 million. Skyetek specializes in high-performing HF and UHF RFID technologies that maximize efficiency and visibility for OEM’s serving the medical and advanced industrial markets. The acquisition creates an expanded range of highly competitive RFID solutions that significantly enhances our value proposition to OEM customers in various industries, but especially within the healthcare industry where there is an ever-growing need for improvements in workflow solutions, patient safety, anti-counterfeiting, and asset tracking throughout the hospital environment. The Skyetek business is included in the Company’s Vision Technologies reportable segment.

Acquisition of Lincoln Laser

On November 9, 2015, the Company acquired certain assets and liabilities of Lincoln Laser Company (“Lincoln Laser”), a Phoenix, Arizona-based provider of ultrafast precision polygon scanners and other optical scanning solutions for the medical, food processing, and advanced industrial markets, for a total purchase price of $12.6 million, subject to customary working capital adjustments. This total purchase price includes $10.3 million in cash paid for the acquisition and $2.3 million in estimated fair value of future contingent consideration payable upon the achievement of certain revenue targets for fiscal year 2016. The undiscounted range of contingent consideration is zero to $6.0 million. Lincoln Laser specializes in ultrafast scanning, leveraging their expertise in polygon motor design and electro-optic subsystems. The acquisition creates an expanded range of highly competitive beam delivery technologies for the Company. The Lincoln Laser business is included in the Company’s Laser Products reportable segment.

Acquisition of Applimotion

On February 19, 2015, the Company acquired 100% of the outstanding stock of Applimotion Inc. (“Applimotion”), a Loomis, California based provider of advanced precision motor and motion control technology to OEM customers in the medical and advanced industrial markets, for a total purchase price of $14.0 million, net of working capital adjustments. This total purchase price includes $13.0 million in cash paid for the acquisition and $1.0 million in estimated fair value of future contingent considerations payable upon the achievement of certain revenue targets for the fiscal years 2015 to 2017. The undiscounted range of contingent considerations is zero to $4.0 million. Applimotion specializes in motor applications that require highly precise and dynamic motion control. The acquisition enhances our strategic position in precision motion control by enabling us to offer a broader range of motion control technologies and integrated solutions. Applimotion is included in the Company’s Precision Motion reportable segment.

JK Lasers Divestiture

On April 15, 2015, the Company completed the sale of our JK Lasers business for $29.6 million in cash, net of working capital adjustments and transaction costs, and recognized a $19.6 million pre-tax gain on the sale in the consolidated statement of operations. The JK Lasers business divestiture does not qualify for discontinued operations accounting treatment.

2016 Restructuring

During the third quarter of 2015, the Company initiated a program targeting annualized savings of $4.5 million to $5.5 million after the program is fully executed. The 2016 restructuring program includes consolidating our manufacturing operations to optimize our facility footprint and to better utilize resources, and reducing redundant costs due to productivity cost savings and business volume reductions. The Company expects to incur cash charges of $4.5 million to $5.5 million related to this program, which we anticipate completing during the second quarter of 2016. The Company incurred costs related to the 2016 restructuring program amounting to $3.1 million during the year ended December 31, 2015.

2015 Restructuring

During the first quarter of 2015, the Company implemented a program to eliminate redundant costs, as a result of acquisition and divestiture activities, to better align our operations to our strategic growth plans, to further integrate our business lines, and as a consequence of our productivity initiatives. The Company substantially completed the program in 2015, incurring costs amounting to $1.5 million during the year ended December 31, 2015. We principally intend to reallocate resources and reinvest savings from the 2015 restructuring into higher growth businesses and lower cost regions.

Overview of Financial Results

Total revenue for 2015 was $373.6 million, an increase of $8.9 million, or 2.4%, versus the prior year primarily as the net result of our acquisitions and divestitures, which increased revenues by $10.0 million, or 2.8%. Foreign exchange rates adversely impacted our revenue by 4.0% during the year ended December 31, 2015. Excluding the impact of acquisitions, divestitures and changes in foreign exchange rates, total revenue for 2015 increased 3.6% versus the prior year. Our organic revenue growth is summarized as follows:

% Change 2015 vs. 2014
Reported growth	2.4%
Less: Change attributable to acquisitions and divestitures	2.8%
Plus: Change due to foreign currency	4.0%
Organic growth	3.6%

The organic growth in our revenue for the year ended December 31, 2015 compared to the prior year was primarily attributable to growth in our Laser Products and Precision Motion segments offset by a decline in revenue in our Vision Technologies (formerly known as Medical Technologies) segment. The increase in revenue in our Laser Products segment was attributable to an increase in revenue from our laser beam delivery and CO2 lasers products. The growth in our Precision Motion segment was driven by an increase in revenue of optical encoders products, partially offset by a decline in revenue from our air bearing spindles products. These increases were partially offset by a decline in revenue in our Vision Technologies segment related to our visualization solutions product line.

Operating income from continuing operations increased $45.7 million from an operating loss of $16.8 million in 2014 to operating income of $28.9 million in 2015. This increase was primarily attributable to an impairment charge of $41.4 million related to the NDS business in 2014 and an increase in gross profit in 2015.

Diluted earnings per share (“EPS”) from continuing operations increased $1.51 from a loss per share of ($0.49) in 2014 to an earnings per share of $1.02 in 2015. The increase was primarily attributable to operating income from continuing operations in 2015 versus operating loss from continuing operations in the prior year and higher other income resulting from the gain recognized from the JK Lasers divestiture.

The specific components of our operating results for 2015, 2014 and 2013 are further discussed below.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the years indicated:

	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Cost of revenue	57.7	58.8	58.3
Gross profit	42.3	41.2	41.7
Operating expenses:
Research and development and engineering	8.3	7.9	7.5
Selling, general and administrative	22.0	23.1	24.1
Amortization of purchased intangible assets	2.1	2.8	2.3
Restructuring, acquisition and divestiture related costs	2.2	0.6	1.7
Impairment of goodwill and intangible assets	—	11.4	—
Total operating expenses	34.6	45.8	35.6
Operating income (loss) from continuing operations	7.7	(4.6)	6.1
Interest income (expense), net	(1.4)	(1.4)	(1.1)
Foreign exchange transaction gains (losses), net	(0.0)	0.4	(0.4)
Other income (expense), net	0.7	0.7	0.5
Gain on disposal of business	5.3	—	—
Income (loss) from continuing operations before income taxes	12.3	(4.9)	5.1
Income tax provision (benefit)	2.8	(0.3)	2.0
Income (loss) from continuing operations	9.5	(4.6)	3.1
Loss from discontinued operations, net of tax	—	(1.6)	(0.6)
Loss on disposal of discontinued operations, net of tax	—	(0.4)	(0.2)
Consolidated net income (loss)	9.5	(6.6)	2.3
Less: Net income attributable to noncontrolling interest	—	—	—
Net income (loss) attributable to GSI Group Inc.	9.5%	(6.6)%	2.3%

Revenue

The following table sets forth external revenue by reportable segment for 2015, 2014 and 2013 (dollars in thousands):

				% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Laser Products	$168,331	$177,726	$166,598	(5.3)%	6.7%
Vision Technologies	124,725	122,187	90,276	2.1%	35.3%
Precision Motion	80,542	64,793	60,036	24.3%	7.9%
Total	$373,598	$364,706	$316,910	2.4%	15.1%

Laser Products

Laser Products segment revenue in 2015 decreased by $9.4 million, or 5.3%, versus the prior year, as a result of the JK Lasers divestiture, which reduced segment revenues by $16.7 million, partially offset by an increase in revenue of our laser beam delivery and CO2 laser products due to an increase in demand in the advanced industrial market and certain medical applications and the Lincoln Laser acquisition.

Laser Products segment revenue in 2014 increased by $11.1 million, or 6.7%, versus the prior year, due to growth across all product lines.  The revenue growth was primarily due to an increase in revenue of our CO2 lasers and fiber lasers products, driven by new product launches, new customer wins, and market growth. In addition, revenue of our laser beam delivery products grew due to increased demand in material processing in advanced industrial markets and certain medical applications.

Vision Technologies

Vision Technologies segment revenue in 2015 increased by $2.5 million, or 2.1%, versus the prior year. The increase was primarily due to revenue from our optical data collection business being included in reported revenue in the prior year only following the JADAK acquisition in March 2014 and increases in revenue from our thermal printers and light and color measurement products, partially offset by a decline in our visualization solutions revenue as a result of our radiology products and customer qualification cycles.

Vision Technologies segment revenue in 2014 increased by $31.9 million, or 35.3%, versus the prior year. A $45.4 million increase in revenue attributable to the JADAK acquisition was partially offset by a decline in revenue in our visualization solutions products as a result of dual sourcing at an OEM customer that began in 2013, softness in medical equipment spending impacting our customer’s demand for our products, and delays in new product introductions.

Precision Motion

Precision Motion segment revenue in 2015 increased by $15.7 million, or 24.3%, versus the prior year. This increase was principally driven by the Applimotion acquisition and increased revenue of our optical encoders products as a result of increased customer volumes in both the medical and advanced industrial markets, partially offset by a decline in revenue of our air bearing spindles products due to lower demand from the printed circuit board industry.

Precision Motion segment revenue in 2014 increased by $4.8 million, or 7.9%, versus the prior year. This increase was principally driven by increased revenue of our optical encoders products as a result of a market share gain with a major OEM customer and new customer wins.

Gross Profit

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Gross profit:
Laser Products	$73,602	$74,224	$68,819
Vision Technologies	48,966	48,678	35,824
Precision Motion	36,709	28,333	27,778
Unallocated Corporate and Shared Services	(1,387)	(1,068)	(194)
Total	$157,890	$150,167	$132,227
Gross profit margin:
Laser Products	43.7%	41.8%	41.3%
Vision Technologies	39.3%	39.8%	39.7%
Precision Motion	45.6%	43.7%	46.3%

Total	42.3%	41.2%	41.7%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Laser Products

Laser Products segment gross profit in 2015 decreased $0.6 million, or 0.8%, versus the prior year primarily due to a decline in revenue as a result of the JK Lasers divestiture, which decreased gross profit by $4.9 million, partially offset by revenue growth in our laser beam delivery and CO2 laser products and an increase in gross profit margin. Laser Products segment gross profit margin was 43.7% for 2015, compared with a gross profit margin of 41.8% for the prior year. The increase in gross profit margin was primarily attributable to the JK Lasers divestiture, which accounted for 1.3 percentage point of the 1.9 percentage point increase. The remaining increase in gross profit margin was driven by increases in volume in our laser beam delivery and CO2 laser products, product mix, and continuous improvement productivity initiatives.

Laser Products segment gross profit in 2014 increased $5.4 million, or 7.9%, versus the prior year primarily due to an increase in revenue and an increase in gross profit margin. Laser Products segment gross profit margin was 41.8% for 2014, compared with a gross profit margin of 41.3% for the prior year. The 0.5 percentage point increase in gross profit margin was primarily attributable to productivity improvements as a result of our manufacturing process improvement initiatives and margin improvements in our fiber lasers products.

Vision Technologies

Vision Technologies segment gross profit for 2015 increased $0.3 million, or 0.6%, versus the prior year. The increase was primarily attributable to a decline in intangible asset amortization expense, partially offset by product mix. Vision Technologies segment gross profit margin was 39.3% for 2015, compared with a gross profit margin of 39.8% for the prior year. The 0.5 percentage point decrease in gross profit margin was primarily attributable to product mix, offset by lower intangible asset amortization expense. Included in gross profit for 2015 was amortization of developed technologies of $2.2 million. Included in gross profit for 2014 was amortization of developed technologies and amortization of inventory fair value step-ups of $3.7 million.

Vision Technologies segment gross profit for 2014 increased $12.9 million, or 35.9%, versus the prior year. The increase was primarily attributable to the JADAK acquisition in March 2014, which accounted for an $18.9 million increase in gross profit year over year, partially offset by a decline in gross profit for our visualization solutions products due to lower revenue. Vision Technologies segment gross profit margin remained relatively flat year over year. Included in gross profit was amortization of developed technologies and amortization of inventory fair value step-ups of $3.7 million and $3.1 million for 2014 and 2013, respectively.

Precision Motion

Precision Motion segment gross profit for 2015 increased $8.4 million, or 29.6%, versus the prior year primarily due to an increase in revenue and gross profit margin. Precision Motion segment gross profit margin was 45.6% for 2015, compared with a gross profit margin of 43.7% for the prior year. The 1.9 percentage point increase in gross profit margin was primarily attributable to an increase in volumes, product mix and continuous improvement productivity initiatives.

Precision Motion segment gross profit for 2014 increased $0.6 million, or 2.0%, versus the prior year primarily due to an increase in revenue volume of our optical encoders products. Precision Motion segment gross profit margin was 43.7% for 2014, compared with a gross profit margin of 46.3% for the prior year. The 2.6 percentage point decrease in gross profit margin was a consequence of manufacturing ramp-up costs.

Operating Expenses

The following table sets forth operating expenses for 2015, 2014 and 2013 (dollars in thousands):

				% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Research and development and engineering	$31,043	$28,954	$23,787	7.2%	21.7%
Selling, general and administrative	82,049	84,380	76,337	(2.8)%	10.5%
Amortization of purchased intangible assets	7,611	10,262	7,270	(25.8)%	41.2%
Restructuring, acquisition and divestiture related costs	8,254	1,935	5,387	326.6%	(64.1)%
Impairment of goodwill and intangible assets	—	41,442	—	N/A	N/A
Total	$128,957	$166,973	$112,781	(22.8)%	48.1%

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation and related expenses and cost of materials for R&D projects.

R&D expenses were $31.0 million, or 8.3% of revenue, in 2015, versus $29.0 million, or 7.9% of revenue, in 2014. R&D expenses increased in terms of total dollars and as a percentage of revenue, primarily due to acquisitions, partially offset by the JK Lasers divestiture.

R&D expenses were $29.0 million, or 7.9% of revenue, in 2014, versus $23.8 million, or 7.5% of revenue, in 2013. R&D expenses increased in terms of total dollars primarily due to the acquisition of JADAK.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems and executive management.

SG&A expenses were $82.0 million, or 22.0% of revenue, in 2015, versus $84.4 million, or 23.1% of revenue, in 2014. SG&A expenses decreased in terms of total dollars and as a percentage of revenue primarily due to the JK Lasers divestiture and lower compensation expense, partially offset by increases from current year acquisitions and the JADAK acquisition in March 2014.

SG&A expenses were $84.4 million, or 23.1% of revenue, in 2014, versus $76.3 million, or 24.1% of revenue, in 2013. SG&A expenses increased in terms of total dollars primarily due to the acquisition of JADAK.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets is charged to our Laser Products, Vision Technologies and Precision Motion segments. Amortization of core technologies is included in cost of revenue in the consolidated statement of operations. Amortization of customer relationships, trademarks, backlog and other intangibles are included in operating expenses in the consolidated statement of operations.

Amortization of purchased intangible assets, excluding the amortization for developed technologies that is included in cost of revenue, was $7.6 million, or 2.0% of revenue, in 2015, versus $10.3 million, or 2.8% of revenue, in 2014. The decrease, in terms of total dollars and as a percentage of revenue, was related to a decrease in amortization of acquired intangible assets from prior year acquisitions.

Amortization of purchased intangible assets, excluding the amortization of developed technologies that is included in cost of revenue, was $10.3 million, or 2.8% of revenue, in 2014, versus $7.3 million, or 2.3% of revenue, in 2013. The increase, in terms of total dollars and as a percentage of revenue, was related to the amortization of acquired intangible assets from the JADAK acquisition.

Restructuring, Acquisition and Divestiture Related Costs

Restructuring, acquisition and divestiture related charges primarily relate to our restructuring programs, acquisition related costs incurred for the acquisition of Skyetek in December 2015, Lincoln Laser in November 2015, Applimotion in February 2015, JADAK in March 2014 and NDS in January 2013. Acquisition related costs also include costs related to future potential acquisitions, failed acquisitions and changes in fair value of contingent considerations. Divestiture costs primarily related to the JK Lasers divestiture in April 2015.

The Company recorded restructuring, acquisition and divestiture related costs of $8.3 million in 2015, versus $1.9 million in 2014. The Company recognized acquisition related costs of $1.3 million in 2015. Acquisition related costs included expenses of $1.9 million related to acquisitions in 2015, partially offset by a $0.6 million reversal of accruals for earn-out agreements in connection with the 2014 JADAK acquisition. The Company recorded restructuring costs of $5.8 million primarily related to our restructuring programs and $1.1 million in divestiture costs related to the JK Lasers divestiture. The increase in restructuring, acquisition and divestiture related costs is primarily due to the increase in costs related to restructuring programs in 2015. Acquisition related costs were $1.5 million during 2014.

The Company recorded restructuring, acquisition and divestiture related costs of $1.9 million in 2014, versus $5.4 million in 2013. The Company recognized acquisition related costs of $1.5 million in 2014, which included expenses of $0.6 million recognized under earn-out agreements in connection with the JADAK acquisition. The decrease in restructuring, acquisition and divestiture related costs is primarily due to the decrease in costs related to restructuring programs in 2014 as compared to 2013. Acquisition related costs were $1.6 million during 2013.

Impairment of Goodwill and Intangible Assets

The Company recorded a non-cash impairment charge of $41.4 million in the consolidated financial statements in 2014 as a result of lower expectations for revenue and operating profit from our NDS business.

Operating Income (Loss) by Segment

The following table sets forth operating income by segment for 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Operating Income (Loss) from Continuing Operations
Laser Products	$35,971	$33,053	$25,143
Vision Technologies	(2,057)	(43,079)	3,566
Precision Motion	16,877	13,023	12,062
Unallocated Corporate and Shared Services	(21,858)	(19,803)	(21,325)
Total	$28,933	$(16,806)	$19,446

Laser Products

Laser Products operating income from continuing operations for 2015 increased by $2.9 million, or 8.8%, from 2014 primarily due to the improved profitability of the Laser Products segment after the JK Lasers divestiture, partially offset by an increase in restructuring and divestiture related costs of $1.7 million. Amortization of intangible assets for the Laser Products segment was $4.4 million in 2015 compared to $4.1 million in 2014.

Laser Products operating income from continuing operations for 2014 increased by $7.9 million, or 31.5%, from 2013 primarily due to an increase in gross profit of $5.4 million and a $2.0 million decrease in restructuring and acquisition related charges compared to 2013. Amortization of intangible assets for the Laser Products segment was $4.1 million in both 2014 and 2013.

Vision Technologies

Vision Technologies operating loss from continuing operations decreased by $41.0 million from an operating loss of $43.1 million in 2014 to an operating loss of $2.1 million in 2015 primarily due to the NDS goodwill and intangible assets impairment charge recorded in 2014 and a decrease in amortization of purchased intangibles of $4.8 million, partially offset by an increase in R&D expenses as a result of the 2014 JADAK acquisition and an increase in restructuring charges related to our 2016 restructuring program.

Vision Technologies operating income from continuing operations decreased by $46.6 million from operating income of $3.6 million in 2013 to an operating loss of $43.1 million in 2014 primarily due to the NDS goodwill and intangible assets impairment charge of $41.4 million, an increase in amortization of intangibles and amortization of our inventory fair value step-ups of $3.7 million and a decline in visualization solutions revenue, partially offset by an increase in operating income from continuing operations as a result of the JADAK acquisition.

Precision Motion

Precision Motion operating income from continuing operations for 2015 increased by $3.9 million, or 29.6%, from 2014 primarily due to an increase in gross profit of $8.4 million, partially offset by higher operating expenses due to the Applimotion acquisition and an increase in restructuring charges related to our 2016 restructuring program.

Precision Motion operating income from continuing operations for 2014 increased by $1.0 million, or 8.0%, from 2013 primarily due to an increase in gross profit of $0.6 million and a $0.4 million decrease in restructuring costs.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared service functions and other public company costs that are not allocated to the operating segments, including certain restructuring and most acquisition related costs.

Unallocated corporate and shared services costs for 2015 increased by $2.1 million, or 10.4%, from 2014 primarily due to an increase in professional services costs and an increase in restructuring and acquisition related costs of $1.1 million. Restructuring and acquisition related costs were $2.6 million in 2015, compared to $1.5 million in 2014.

Unallocated corporate and shared services costs for 2014 decreased by $1.5 million, or 7.1%, from 2013 primarily due to lower restructuring and acquisition costs. Restructuring and acquisition related costs were $1.5 million in 2014, compared to $2.2 million in 2013.

Interest Income (Expense), Foreign Exchange Transaction Gains (Losses), and Other Income (Expense), Net

The following table sets forth interest income (expense), net, foreign exchange transaction gains (losses), net and other income (expense), net for 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Interest income (expense), net	$(5,180)	$(5,096)	$(3,468)
Foreign exchange transaction gains (losses), net	(21)	1,281	(1,301)
Other income (expense), net	2,661	2,706	1,500
Gain on disposal of business	19,629	—	—

Interest Income (Expense), Net

Net interest expense was $5.2 million in 2015 versus $5.1 million in the prior year. The weighted average interest rate on our Senior Credit Facilities was 3.24% and 3.25% during 2015 and 2014, respectively. Included in net interest expense was non-cash interest expense of approximately $0.9 million and $1.0 million in 2015 and 2014, respectively, related to amortization of deferred financing costs on our debt.

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

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were less than $0.1 million net losses in 2015 versus $1.3 million net gains for the prior year due to changes in the U.S. Dollar exchange rates against the Euro, British Pound and Japanese Yen and a $1.3 million foreign currency loss related to the cash proceeds in U.S. dollars from the JK Lasers divestiture being held for a period of time by our UK subsidiary.

Foreign exchange transaction gains (losses), net, were $1.3 million net gains in 2014 versus $1.3 million net losses for the prior year due to the performance of the U.S. Dollar against the Euro, British Pound and Japanese Yen.

Other Income (Expense), Net

We recognized $2.6 million, $2.7 million and $1.5 million of other income in 2015, 2014 and 2013, respectively, primarily related to earnings from our equity-method investment in Laser Quantum. Other income increased from 2013 to 2014 due to higher earnings from our equity-method investment in Laser Quantum and an increase in our ownership percentage from 25.1% to 41.2% during the second quarter of 2013.

The summarized financial information for Laser Quantum is as follows (in thousands):

	2015	2014	2013
Revenue	$25,599	$23,013	$16,269
Income from operations	$7,362	$7,434	$4,720
Net income	$6,925	$6,627	$3,745

Gain on Disposal of Business

The gain on disposal of business in 2015 was due to a $19.6 million gain recognized as a result of the JK Lasers divestiture in April 2015.

Income Taxes

We recorded a tax provision of $10.4 million in 2015, as compared to a tax benefit of $1.0 million in 2014. The effective tax rate for 2015 was 22.6% of income before taxes, compared to an effective tax rate of 5.6% of loss before taxes for 2014. Our effective tax rate in 2015 differs from the Canadian statutory rate of 27.0% primarily due to a $1.4 million benefit from the JK Lasers divestiture, a $0.7 million benefit associated with R&D tax credits generated during the year, a $0.7 million IRS audit settlement related impact and a decrease of $0.6 million valuation allowance recorded in the U.S.

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

Discontinued Operations

Loss from discontinued operations, net of tax, was less than $0.1 million and $7.3 million in 2015 and 2014, respectively. The decrease in the loss from discontinued operations, net of tax, was primarily due to losses related to the Scientific Lasers business, which was sold in July 2014.

Loss from discontinued operations, net of tax, was $7.3 million and $2.7 million in 2014 and 2013, respectively. The increase in the loss from discontinued operations, net of tax, was primarily due to the sale of the Scientific Lasers business, which resulted in a $3.0 million fair value write-down of the Scientific Lasers business and an impairment charge of $0.5 million in connection with our joint venture investment in Excel Laser Technology Private Limited, which is part of our Scientific Lasers business.

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

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. The Company expects to fund the share repurchase through cash on hand and future cash flow from operations. During 2015, the Company repurchased 122 thousand shares in the open market for an aggregate purchase price of $1.6 million at an average price of $13.29 per share. As of December 31, 2015, the Company had repurchased an aggregate of 172 thousand shares for an aggregate purchase price of $2.2 million at an average price of $12.48 per share.

As of December 31, 2015, $35.2 million of our $60.0 million cash and cash equivalents was held by our subsidiaries outside of the United States and Canada. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries. However, in certain instances, we have identified excess cash for which we may repatriate and have established liabilities for the expected tax cost. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

Amended and Restated Credit Agreement

In December 2012, we entered into an amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”), consisting of a $50.0 million, 5-year term loan facility and a $75.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December 2017. In February 2014, we entered into a fourth amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment increased the revolving credit facility commitment under the Amended and Restated Credit Agreement by $100 million from $75 million to $175 million and resets the accordion feature to $100 million for future expansion. Additionally, the Fourth Amendment increased the maximum permitted consolidated leverage ratio financial covenant from 2.75 to 3.00.

As of December 31, 2015, we had term loans of $27.5 million and revolving loans of $70.0 million outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements as stated in the Fourth Amendment and our compliance therewith as of December 31, 2015.

	Requirement	Actual December 31, 2015
Maximum consolidated leverage ratio	3.00	1.60
Minimum consolidated fixed charge coverage ratio	1.50	3.78

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

Cash Flows

Cash and cash equivalents totaled $60.0 million at December 31, 2015, versus $51.1 million at December 31, 2014. The net increase in cash and cash equivalents is primarily related to cash inflows from operating activities of $33.4 million, net cash proceeds of $29.6 million from the sale of our JK Lasers business, and borrowings of $13.0 million under our Senior Credit Facilities. These inflows were offset by cash outflows of $26.0 million for the acquisition of Applimotion, Lincoln Laser and Skyetek, repayments of our debt of $30.5 million, and capital expenditures of $5.6 million.

The following table summarizes our cash and cash equivalent balances, cash flows and unused and available funds on our revolving credit facility for the years indicated (in thousands):

	2015	2014	2013
Cash and cash equivalents	$59,959	$51,146	$60,980
Net cash provided by operating activities of continuing operations	$33,429	$43,990	$56,178
Net cash used in investing activities of continuing operations	$(1,842)	$(93,541)	$(85,297)
Net cash provided by (used in) financing activities of continuing operations	$(21,535)	$40,281	$18,574
Unused and available funds under revolving credit facility	$105,000	$95,000	$46,000

Operating Cash Flows

Cash provided by operating activities of continuing operations was $33.4 million in 2015 versus $44.0 million in 2014. Income from continuing operations increased in 2015 while changes in operating assets and liabilities decreased cash provided by operating activities of continuing operations by $6.4 million. Cash provided by operating activities of continuing operations was negatively impacted by an increase in our days sales outstanding from 53 days at December 31, 2014 to 57 days at December 31, 2015, a decrease in our days payables outstanding from 45 days at December 31, 2014 to 41 days at December 31, 2015 and an increase in inventories (excluding inventories sold as part of JK Lasers divestiture and inventories from the Applimotion, Lincoln Laser and Skyetek acquisitions). The Company’s days sales outstanding was impacted by the timing of sales occurring later in the fourth quarter in 2015 compared to 2014.

Cash provided by operating activities of continuing operations was $44.0 million in 2014 versus $56.2 million in 2013. Cash provided operating activities of continuing operations decreased $12.2 million primarily due to net tax refunds of $11.8 million received in 2013 as a result of the settlement with the IRS. Cash provided by operating activities of continuing operations was positively impacted by a decrease in our days sales outstanding from 56 at December 31, 2013 to 53 at December 31, 2014 and a decrease in inventories excluding inventories from the JADAK acquisition. Cash provided by operating activities of continuing operations was negatively impacted by a decrease in our days payables outstanding from 48 at December 31, 2013 to 45 at December 31, 2014.

Cash used in operating activities of discontinued operations was less than $0.1 million in 2015 as a result of the sale of our Scientific Lasers business in July 2014. Cash used in operating activities of discontinued operations was $1.7 million and $7.0 million in 2014 and 2013, respectively. The $5.3 million decrease in cash used in operating activities of discontinued operations in 2014 from 2013 was primarily related to the divestiture of the Scientific Lasers business in 2014 and divestiture of the Semiconductor Systems business in 2013.

Investing Cash Flows

Cash used in investing activities of continuing operations was $1.8 million during 2015 primarily due to cash consideration of $26.0 million paid for the Applimotion, Lincoln Laser and Skyetek acquisitions and $5.6 million in capital expenditures, partially offset by $29.6 million in cash proceeds received from the sale of the JK Lasers business.

Cash used in investing activities of continuing operations was $93.5 million during 2014 primarily due to cash consideration of $93.7 million paid for the JADAK acquisition in March 2014 and $5.4 million in capital expenditures, partially offset by proceeds of $5.4 million from an escrow claim related to the NDS acquisition. This compares to cash used in investing activities of continuing operations of $85.3 million in 2013 primarily related to cash consideration of $80.8 million paid for the NDS acquisition and $4.8 million in capital expenditures.

Cash provided by investing activities of discontinued operations was $0.2 million during 2015 primarily related to net cash proceeds from the sale of Excel Laser Technology Private Limited (the “India JV”). Cash provided by investing activities of discontinued operations was $3.8 million during 2014, primarily related to $4.7 million of net proceeds from the sale of the Scientific Lasers business, offset by capital expenditures of $0.9 million. This compares to cash provided by investing activities of discontinued operations in 2013 of $12.3 million, primarily related to $8.2 million in net proceeds from the sale of the Semiconductor Systems business and $4.6 million in net proceeds from the sale of our East Setauket, New York facility which was part of our Scientific Lasers business.

We have no material commitments to purchase property, plant and equipment and expect such expenditures to be approximately $6 million to $7 million in 2016.

Financing Cash Flows

Cash used in financing activities of continuing operations was $21.5 million during 2015, primarily due to $7.5 million of our contractual term loan payments, $23.0 million of optional repayments of borrowings under our revolving credit facility and the repurchase of $1.6 million of the Company’s common stock, offset by $13.0 million of borrowings under our revolving credit facility to fund the Applimotion acquisition. Cash provided by financing activities of continuing operations was $40.3 million during 2014, primarily due to $77.0 million of borrowings under our revolving credit facility used to pay a portion of the cash consideration paid for the JADAK acquisition, partially offset by $7.5 million of our contractual term loan payments and $26.0 million of optional repayments of borrowings under our revolving credit facility. Cash provided by financing activities of continuing operations was $18.6 million during 2013, primarily due to $60.0 million of borrowings under our revolving credit facility used to pay for the NDS acquisition, partially offset by $7.5 million of our contractual term loan payments and $31.0 million of optional repayments of borrowings under our revolving credit facility.

We expect to use $8.5 million of cash in 2016 for financing activities, comprised of quarterly contractual payments of $1.9 million on our term loan facility, and $1.0 million in principal payments for our capital lease obligations. In addition, from time to time we may make payments to pay down our revolving credit facility with future cash flows generated from operating activities.

Other Liquidity Matters

Pension Plans

We maintain a defined benefit pension plan in the U.K. (the “U.K. Plan”). Our U.K. Plan was closed to new members in 1997 and stopped accruing additional pension benefits for existing members in 2003, thereby limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation as of the date the plan was frozen. On July 1, 2013, the Company provided a Guarantee (the “Guarantee”) in favor of the trustees of the U.K. Plan with respect to all present and future obligations and liabilities under the U.K. Plan (whether actual or contingent and whether owed jointly or severally and in any capacity whatsoever) of GSI Group Limited, a wholly owned subsidiary of GSI Group Inc.

Our funding policy is to fund pensions based on actuarial methods as permitted by regulatory authorities. The results of funding valuations depend on both the funding deficit and the assumptions that we make with regard to attributes such as asset returns, discount rates, mortality, retail price inflation and other market driven changes. The assumptions used represent one estimate of a possible future outcome. The final cost to us will be determined by events as they actually become known. Due to the underfunded positions that our U.K. Plan currently has and potential changes in the actual outcomes relative to our assumptions, we may have to increase payments to fund this plan in the future. As of December 31, 2015, the projected benefit obligation under the U.K. Plan exceeded the fair value of plan assets by $3.5 million.

Based on the results of the most recent valuation completed in the fourth quarter 2015, the Company’s annual contributions will be approximately $1.0 million per year in 2016 and will increase by 2.9% per year thereafter.

As a result of the covenant that exists between our U.K. subsidiary and the Plan Trustees regarding the funding of the U.K. Plan, our ability to transfer assets outside our U.K. subsidiary, and its wholly owned subsidiary in China, may be limited.

Our defined benefit pension plan in Japan was terminated in the first quarter of 2015. The accrued retirement allowance amount calculated in accordance with Japanese retirement benefit rules on a voluntary retirement basis as of March 1, 2015 is being transferred to each employee’s new defined contribution plan account over 4 years.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2015 and the effect such obligations are expected to have on liquidity and cash flows in future years. We have excluded the future cash payments for unrecognized tax benefits of $6.1 million, including interest and penalties, because we are uncertain if and when such amounts may be settled. These unrecognized tax benefits have been classified as long-term liabilities on the consolidated balance sheets and have been further explained in Note 13 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
	(In thousands)
Senior Credit Facilities (1)	$97,500	$7,500	$90,000	$—	$—
Interest on Senior Credit Facilities (2)	4,963	2,687	2,276	—	—
Capital leases	13,845	1,498	2,366	1,842	8,139
Operating leases (3)	18,482	4,973	6,259	1,889	5,361
Purchase commitments (4)	35,916	34,122	1,794	—	—
U.K. pension plan (5)	6,294	975	2,037	2,157	1,125
Total contractual cash obligations	$177,000	$51,755	$104,732	$5,888	$14,625

(1)

As of December 31, 2015, a total of $27.5 million of term loan debt and $70.0 million of revolving credit facility borrowings were outstanding under the Senior Credit Facilities. The term loan is payable in 8 quarterly installments of $1.9 million with the remaining amount due upon maturity in December 2017. The revolving credit facility is due at maturity in December 2017.

(2)

For the purpose of this calculation, current interest rates on floating rate obligation (LIBOR plus applicable margin, as defined in the Amended and Restated Credit Agreement) were used for the remainder contractual life of the term loan.

(3)

These amounts primarily represent the gross amounts due for facilities that are leased. The amounts include payments due with respect to both active operating facilities and idle facilities that have been vacated as a result of our restructuring actions.

(4)	Purchase commitments represent unconditional purchase obligations as of December 31, 2015.
(5)

Assumes funding obligations equivalent to $1.0 million per year, increasing 2.9% through 2021 based on annual funding contributions in effect as of December 31, 2015. Future funding requirements will be affected by various actuarial assumptions and actual experience of the pension plan.

Off-Balance Sheet Arrangements

Through December 31, 2015, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

The Laser Products, Vision Technologies, and Precision Motion segments have revenue transactions that are comprised of both single-element and multiple-element transactions. Multiple-element transactions typically include two or more products and occasionally contain non-standard/extended warranties, or preventative maintenance plans. For multiple-element transactions, revenue is generally recognized upon shipment, using the relative selling price method in accordance with Accounting Standards Codification (“ASC”) 605-25 “Revenue – Multiple-Element Arrangements”. Single-element transactions are typically recognized upon shipment at their contractually stated prices.

The Company generally provides warranties for its products. The standard warranty period is typically 12 months to 24 months for the Laser Products and Precision Motion segments and 12 months to 36 months for the Vision Technologies segment. The standard warranty period for product sales is accounted for under the provisions of ASC 450 “Contingencies”, as the Company has the ability to ascertain the likelihood of the liability and can reasonably estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of revenue at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations is based on historical experience and expectations of future conditions. To the extent the Company experiences warranty claims or costs associated with servicing those claims that differ from the original estimates, revisions to the estimated warranty liability are recorded at that time, with an offsetting entry recorded to cost of revenue.

The Company occasionally sells separately priced non-standard/extended warranty services or preventative maintenance plans, which are accounted for in accordance with provisions of ASC 605-20-25-3, “Separately Priced Extended Warranty and Product Maintenance Contracts”. Under this guidance, we recognize the separately priced extended/non-standard warranty and preventative maintenance fees ratably over the associated period.

The Company, at the request of its customers, may perform professional services, generally for the maintenance and repair of products previously sold to those customers. These services are usually in the form of time and materials based contracts which are short in duration. Revenue for time and materials services is recorded at the completion of services requested under a customer’s purchase order.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers,” which delayed effective date of ASU 2014-09 to the first annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted, however, no earlier than the original effective date of the first reporting period after December 15, 2016 under ASU 2014-09. Upon adoption, an entity may apply the new guidance either retrospectively to each prior reporting period presented, or using modified retrospective approach which will result in the recording of the cumulative effect of applying the standard to customer contracts not yet completed as of the date of adoption in the beginning retained earnings balance at the date of the initial application. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

Inventories. Inventories, which include materials and conversion costs, are stated at the lower of cost or market, using a first-in, first-out method. We periodically review these values to ascertain that market value of the inventory continues to exceed its recorded cost. Generally, reductions in inventory value below cost are caused by technological obsolescence of the inventory.

We regularly review inventory quantities on hand and, when necessary, record provisions for excess and obsolete inventory based on either our forecasted product demand and production requirements or historical trailing usage of the product. If our sales do not materialize as planned or at historical levels, we may have to increase our reserve for excess and obsolete inventory, which would reduce our earnings. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of revenue and higher income from operations than expected in that period.

Valuation of Long-lived Assets. The purchase price we pay for acquired companies is allocated first to the identifiable assets acquired and liabilities assumed at their fair value. Any excess purchase price is then allocated to goodwill. We make various assumptions and estimates in order to assign fair value to acquired tangible and intangible assets and liabilities.  These assumptions typically include cash flow forecasts, discount rates, technology royalty rates, and customer attrition rates, among others. Actual cash flows may vary from forecasts used to value these assets at the time of the business combination.

Our most significant identifiable intangible assets are customer relationships, acquired technologies, trademarks and trade names. In addition to our review of the carrying value of each asset, the useful life assumption for each asset, including the classification of certain intangible assets as “indefinite lived,” are reviewed on a periodic basis to determine if changes in circumstances warrant revisions to them. All definite-lived intangible assets are amortized over the periods in which their economic benefits are expected to be realized.

Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with ASC 350, “Intangibles—Goodwill and Other.” We test our goodwill balances annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. Should the fair value of the Company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment loss may be necessary. In performing the test, we utilize the two-step approach which requires a comparison of the carrying value of each of our reporting units to the fair value of these reporting units. The Company’s product lines generally correspond with its reporting units which is the level at which the Company evaluates its goodwill, intangible assets and other long-lived assets for impairment. If the carrying value of a reporting unit exceeds its fair value, we calculate the implied fair value of the reporting unit’s goodwill and compare it to the carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The fair value of a reporting unit is primarily based on a discounted cash flow (“DCF”) method. The DCF approach requires that we forecast future cash flows for each of the reporting units and discount the cash flow streams based on a weighted average cost of capital (“WACC”) that is derived, in part, from comparable companies within similar industries. The DCF calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The carrying values of each reporting unit include assets and liabilities which relate to the reporting unit’s operations. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a proportional basis.

We assess indefinite-lived intangible assets for impairment on an annual basis, and more frequently if impairment indicators are identified. We also periodically reassess their continuing classification as indefinite-lived intangible assets. Impairment exists if the fair value of the intangible asset is less than its carrying value. An impairment charge equal to the difference is recorded to reduce the carrying value to its fair value.

We evaluate amortizable intangible assets and other long-lived assets for impairment in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets,” whenever changes in events or circumstances indicate that carrying values may exceed their undiscounted cash flow forecasts. If undiscounted cash flow forecasts indicate that the carrying value of a definite-lived intangible asset or other long-lived asset may not be recoverable, a fair value assessment is performed. For intangible assets, fair value estimates are derived from discounted cash flow forecasts. For other long-lived assets (primarily property, plant and equipment), fair value estimates are derived from the sources most appropriate for the particular asset and have historically included such approaches as sales comparison approach and replacement cost approach. If fair value is less than carrying value, an impairment charge equal to the difference is recorded. We also review the useful life and residual value assumptions for definite-lived intangible assets and other long-lived assets on a periodic basis to determine if changes in circumstances warrant revisions to them.

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

The occurrence of any of these events or any other unforeseeable events or circumstances that materially affects future operating results or cash flows may cause an impairment that is material to our results of operations or financial position in the reporting period in which it occurs or is identified.

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2015, noting no impairment. With the exception of our NDS reporting unit, implied fair values of all reporting units exceeded their carrying values by at least 20%. As of December 31, 2015, there were no indicators of impairment of our long-lived assets.

We maintain a significant balance in our goodwill, intangible assets and other long-lived assets. The following table shows the breakdown of goodwill, intangibles and property, plant and equipment by reportable segment as of December 31, 2015 (in thousands):

	Goodwill	Intangible Assets, net	Property, Plant & Equipment, net
Laser Products	$33,860	$25,831	$10,282
Vision Technologies	52,679	34,685	12,684
Precision Motion	16,917	5,753	4,980
Unallocated Corporate and Shared Services	—	—	12,604
Total	$103,456	$66,269	$40,550

Contingent Consideration. The purchase price we pay for acquired companies may include a contingent consideration obligation. Contingent consideration is typically measured at fair value at the acquisition date using the Monte Carlo valuation method, and is payable to the former shareholders of the acquired company based on the achievement of certain performance targets. Any increases or decreases in the estimated fair value of contingent consideration liabilities subsequent to the acquisition date are recorded in the consolidated statement of operations as acquisition related costs until the liability is fully settled. As of December 31, 2015, the Company may have to pay up to $10.3 million contingent consideration related to all acquisitions with open contingency periods. As of December 31, 2015, the Company has recorded an estimated fair value of $3.9 million contingent consideration obligations relating to its acquisitions of Skyetek, Lincoln Laser and Applimotion.

Pension Plans. Our subsidiary located in the U.K. maintains a defined benefit pension plan (the “U.K. Plan”). The U.K. Plan was closed to new membership in 1997 and stopped accruing for additional pension benefits for existing members in 2003, limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation as of the date the plan was frozen, adjusted for inflation. At December 31, 2015, the fair market value of the plan assets was $32.4 million, which was $3.5 million, or 9.9%, less than the projected benefit obligation of $35.9 million.

The cost and obligations of our U.K. Plan are calculated using many assumptions. Major assumptions used in the accounting for this pension plan include the discount rate, rate of inflation, mortality rate and expected return on plan assets. Assumptions are determined each year based on data and appropriate market indicators in consultation with a third-party actuary. Should any of these assumptions change, they would have an effect on net periodic pension cost and the unfunded benefit obligation at year end. The most sensitive assumption affecting the determination of our U.K. Plan pension obligation is the discount rate.  A 50 basis point decrease in the discount rate as of December 31, 2015 would change the pension obligation by $3.3 million.

Restructuring Charges. In accounting for our restructuring activities, we follow the provisions of ASC 420, “Exit or Disposal Cost Obligations”. In accounting for these obligations, we make assumptions related to the amount of employee severance and benefits related costs, the time period over which facilities will remain vacant, sublease terms, sublease rates, and discount rates. Additionally, we make assumptions on the estimated remaining useful lives of assets being restructured and the residual value of the assets. Estimates and assumptions are based on the best information available at the time the obligation has arisen. These estimates are reviewed and revised as facts and circumstances dictate. Changes in these estimates could have a material effect on the amount previously expensed against our earnings and currently accrued on our consolidated balance sheet.

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

We record a valuation allowance on our deferred tax assets when it is more likely than not that they will not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we determine that we are able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance for the deferred tax assets would be recorded and would increase our net income in the period such determination is made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance for the deferred tax assets will be recorded and will reduce our net income in the period such determination is made.

In conjunction with our ongoing review of our actual results and anticipated future earnings, we continuously reassess the possibility of increasing the valuation allowance currently in place on our deferred tax assets. We released $0.8 million valuation allowance against state net operating loss carryforwards during the year ended December 31, 2015. The decrease of our valuation allowance was determined in accordance with the provisions of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. Based on historical operating income and continuing projected income, future reversals of temporary differences and tax planning strategies, we have concluded that sufficient negative evidence indicates that it is not more likely than not that deferred tax assets will be realized.

The amount of income taxes we pay is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our tax liabilities in the period that the assessments are made or resolved, or when the statute of limitations for certain periods expires. As of December 31, 2015, the total amount of gross unrecognized tax benefits was $5.5 million, of which $4.1 million would favorably affect our effective tax rate, if recognized. As of December 31, 2014, the amount of gross unrecognized tax benefits totaled approximately $6.3, of which $4.1 million would favorably affect our effective tax rate, if recognized. Over the next twelve months, the Company may need to record up to $1.2 million of previously unrecognized tax benefits in the event of statute of limitations closures.

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in nature. This amount becomes taxable upon a repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. The amount of undistributed earnings of foreign subsidiaries totaled $18.2 million as of December 31, 2015. The estimated unrecognized deferred income tax liabilities on this temporary difference is approximately $0.4 million.

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

A hypothetical depreciation of 10% in foreign currency exchange rate, primarily cumulative translation adjustments from the quoted foreign currency exchange rates as of December 31, 2015 would impact shareholder equity by $11.0 million or 4%. We did not hold foreign currency derivative contracts as of December 31, 2015.

Interest Rates

Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We have $97.5 million of outstanding variable rate debt as of December 31, 2015. A 100 basis point increase in interest rates at December 31, 2015 would increase our annual pre-tax interest expense by approximately $1.0 million. We do not actively trade derivative financial instruments, but may use them in the future to manage interest rate positions associated with our debt instruments. We did not hold interest rate derivative contracts as of December 31, 2015.

Item 8. Financial Statements and Supplementary Data

GSI GROUP INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GSI Group Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of GSI Group Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Controls Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred taxes in the consolidated balance sheets in 2015.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 2, 2016

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$59,959	$51,146
Accounts receivable, net of allowance of $500 and $282, respectively	57,188	51,494
Inventories	59,566	62,943
Income taxes receivable	2,510	5,906
Deferred tax assets	—	5,971
Prepaid expenses and other current assets	5,989	5,081
Assets of discontinued operations	—	631
Total current assets	185,212	183,172
Property, plant and equipment, net	40,550	40,088
Deferred tax assets	7,885	2,912
Other assets	12,673	12,134
Intangible assets, net	66,269	67,242
Goodwill	103,456	90,746
Total assets	$416,045	$396,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,385	$7,345
Accounts payable	24,401	25,592
Income taxes payable	3,985	1,189
Deferred tax liabilities	—	208
Accrued expenses and other current liabilities	21,182	19,401
Liabilities of discontinued operations	—	324
Total current liabilities	56,953	54,059
Long-term debt	88,426	105,030
Deferred tax liabilities	449	35
Income taxes payable	6,071	7,097
Other liabilities	19,445	18,819
Total liabilities	171,344	185,040
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,345 and 34,219, respectively	423,856	423,856
Additional paid-in capital	29,225	28,590
Accumulated deficit	(189,550)	(225,165)
Accumulated other comprehensive loss	(18,830)	(16,456)
Total GSI Group Inc. stockholders’ equity	244,701	210,825
Noncontrolling interest	—	429
Total stockholders’ equity	244,701	211,254
Total liabilities and stockholders’ equity	$416,045	$396,294

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue	$373,598	$364,706	$316,910
Cost of revenue	215,708	214,539	184,683
Gross profit	157,890	150,167	132,227
Operating expenses:
Research and development and engineering	31,043	28,954	23,787
Selling, general and administrative	82,049	84,380	76,337
Amortization of purchased intangible assets	7,611	10,262	7,270
Restructuring, acquisition and divestiture related costs	8,254	1,935	5,387
Impairment of goodwill and intangible assets	—	41,442	—
Total operating expenses	128,957	166,973	112,781
Operating income (loss) from continuing operations	28,933	(16,806)	19,446
Interest income (expense), net	(5,180)	(5,096)	(3,468)
Foreign exchange transaction gains (losses), net	(23)	1,281	(1,301)
Other income (expense), net	2,663	2,706	1,500
Gain on disposal of business	19,629	—	—
Income (loss) from continuing operations before income taxes	46,022	(17,915)	16,177
Income tax provision (benefit)	10,394	(1,006)	6,200
Income (loss) from continuing operations	35,628	(16,909)	9,977
Loss from discontinued operations, net of tax	(13)	(5,607)	(2,054)
Loss on disposal of discontinued operations, net of tax	—	(1,726)	(592)
Consolidated net income (loss)	35,615	(24,242)	7,331
Less: Net income attributable to noncontrolling interest	—	(10)	(22)
Net income (loss) attributable to GSI Group Inc.	$35,615	$(24,252)	$7,309

Earnings (loss) per common share from continuing operations:
Basic	$1.03	$(0.49)	$0.29
Diluted	$1.02	$(0.49)	$0.29
Loss per common share from discontinued operations:
Basic	$(0.00)	$(0.21)	$(0.08)
Diluted	$(0.00)	$(0.21)	$(0.08)
Earnings (loss) per common share attributable to GSI Group Inc.:
Basic	$1.03	$(0.70)	$0.21
Diluted	$1.02	$(0.70)	$0.21

Weighted average common shares outstanding—basic	34,579	34,352	34,073
Weighted average common shares outstanding—diluted	34,827	34,352	34,396

Amounts attributable to GSI Group Inc.:
Income (loss) from continuing operations	$35,628	$(16,909)	$9,977
Loss from discontinued operations	(13)	(7,343)	(2,668)
Net income (loss)	$35,615	$(24,252)	$7,309

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

	Year Ended December 31,
	2015	2014	2013
Consolidated net income (loss)	$35,615	$(24,242)	$7,331
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(4,083)	(6,968)	54
Pension liability adjustments, net of tax (2)	1,709	(3,146)	3,353
Total other comprehensive income (loss)	(2,374)	(10,114)	3,407
Total consolidated comprehensive income (loss)	33,241	(34,356)	10,738
Less: Comprehensive income attributable to noncontrolling interest	—	(10)	(22)
Comprehensive income (loss) attributable to GSI Group Inc.	$33,241	$(34,366)	$10,716

(1)	The tax effect on this component of comprehensive income was $193, $622 and $477 in 2015, 2014 and 2013, respectively.
(2)	The tax effect on this component of comprehensive income was $307, ($906) and $900 in 2015, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

	GSI Group Inc. Stockholders
	Capital Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Noncontrolling
	# of Shares	Amount	Capital	Income (Loss)	Deficit)	Interest	Total
Balance at December 31, 2012	33,796	$423,856	$21,924	$(9,749)	$(208,222)	$397	$228,206
Net income	—	—	—	—	7,309	22	7,331
Issuance of common stock upon vesting of non-vested stock awards	395	—	—	—	—	—	—
Repurchase of common stock	(50)	—	(526)	—	—	—	(526)
Share-based compensation	—	—	5,624	—	—	—	5,624
Net settlement of vested stock awards	(150)	—	(1,495)	—	—	—	(1,495)
Tax benefit (shortfalls) of vested stock awards	—	—	(144)	—	—	—	(144)
Other comprehensive income, net of tax	—	—	—	3,407	—	—	3,407
Balance at December 31, 2013	33,991	423,856	25,383	(6,342)	(200,913)	419	242,403
Net loss	—	—	—	—	(24,252)	10	(24,242)
Issuance of common stock upon vesting of non-vested stock awards	362	—	—	—	—	—	—
Share-based compensation	—	—	4,659	—	—	—	4,659
Net settlement of vested stock awards	(134)	—	(1,666)	—	—	—	(1,666)
Tax benefit (shortfalls) of vested stock awards	—	—	214	—	—	—	214
Other comprehensive loss, net of tax	—	—	—	(10,114)	—	—	(10,114)
Balance at December 31, 2014	34,219	423,856	28,590	(16,456)	(225,165)	429	211,254
Net income	—	—	—	—	35,615	—	35,615
Issuance of common stock upon vesting of non-vested stock awards	398	—	—	—	—	—	—
Repurchase of common stock	(122)	—	(1,627)	—	—	—	(1,627)
Share-based compensation	—	—	4,065	—	—	—	4,065
Net settlement of vested stock awards	(150)	—	(1,941)	—	—	—	(1,941)
Tax benefit (shortfalls) of vested stock awards	—	—	138	—	—	—	138
Other comprehensive loss, net of tax	—	—	—	(2,374)	—	—	(2,374)
Dissolution of minority interest	—	—	—	—	—	(429)	(429)
Balance at December 31, 2015	34,345	$423,856	$29,225	$(18,830)	$(189,550)	$—	$244,701

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Consolidated net income (loss)	$35,615	$(24,242)	$7,331
Less: Loss from discontinued operations, net of tax	13	7,333	2,646
Income (loss) from continuing operations	35,628	(16,909)	9,977
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	19,114	23,797	19,570
Provision for inventory excess and obsolescence	1,934	832	1,582
Impairment of goodwill and intangible assets	—	41,442	—
Share-based compensation	4,387	4,329	5,442
Deferred income taxes	(1,692)	(6,736)	3,886
Earnings from equity-method investment	(2,657)	(2,700)	(1,469)
Gain on disposal of business	(19,629)	—	—
Contingent consideration adjustment	430	—	—
Non-cash interest expense	935	1,379	965
Other non-cash items	1,408	1,586	1,230
Changes in assets and liabilities which provided (used) cash, excluding effects from businesses purchased or classified as held for sale:
Accounts receivable	(7,526)	3,526	(1,826)
Inventories	(3,338)	(991)	(1,688)
Prepaid expenses and other current assets	902	(527)	854
Income taxes receivable	3,431	(206)	10,848
Accounts payable, income taxes payable, accrued expenses and other current liabilities	2,167	(4,698)	5,958
Other non-current assets and liabilities	(2,065)	(134)	849
Cash provided by operating activities of continuing operations	33,429	43,990	56,178
Cash used in operating activities of discontinued operations	(13)	(1,701)	(6,978)
Cash provided by operating activities	33,416	42,289	49,200
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,552)	(5,415)	(4,777)
Acquisition of businesses, net of cash acquired and escrow recovery	(25,987)	(88,238)	(80,773)
Proceeds from the sale of business, net of transaction costs	29,570	—	—
Proceeds from the sale of property, plant and equipment	127	112	253
Cash used in investing activities of continuing operations	(1,842)	(93,541)	(85,297)
Cash provided by investing activities of discontinued operations	209	3,768	12,341
Cash used in investing activities	(1,633)	(89,773)	(72,956)
Cash flows from financing activities:
Borrowings under revolving credit facility	13,000	77,000	60,000
Repayments of long-term debt and revolving credit facility	(30,500)	(33,500)	(38,500)
Payments for debt issuance costs	—	(712)	(145)
Payments of withholding taxes from stock-based awards	(1,941)	(1,666)	(1,495)
Repurchase of common stock	(1,627)	—	(526)
Other financing activities	(467)	(841)	(760)
Cash provided by (used in) financing activities of continuing operations	(21,535)	40,281	18,574
Cash provided by (used in) financing activities of discontinued operations	—	—	—
Cash provided by (used in ) financing activities	(21,535)	40,281	18,574
Effect of exchange rates on cash and cash equivalents	(1,435)	(2,631)	374
Increase (decrease) in cash and cash equivalents	8,813	(9,834)	(4,808)
Cash and cash equivalents, beginning of year	51,146	60,980	65,788
Cash and cash equivalents, end of year	$59,959	$51,146	$60,980
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,784	$3,793	$2,291
Cash paid for income taxes	$10,688	$6,087	$2,197
Income tax refunds received	$3,939	$931	$12,607
Supplemental disclosure of non-cash investing activity:
Accrual for capital expenditures	$1,180	$26	$184
Supplemental disclosure of non-cash financing activity:
Assets acquired under capital lease obligation	$—	$10,438	$—

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

1. Organization and Presentation

GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) design, develop, manufacture and sell precision photonic and motion control components and subsystems to Original Equipment Manufacturers (“OEM’s”) in the medical and advanced industrial markets. Our highly engineered enabling technologies include CO2 laser sources, laser scanning and beam delivery products, optical data collection and machine vision technologies, medical visualization and informatics solutions, and precision motion control products. We specialize in collaborating with OEM customers to adapt our component and subsystem technologies to deliver highly differentiated performance in their applications.

Basis of Presentation

These consolidated financial statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles, applied on a consistent basis.

The consolidated financial statements include the accounts of GSI Group Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. In 2015, the Company’s 50% owned joint venture, Excel Laser Technology Private Limited (the “India JV”), was deconsolidated as the Company sold 100% of its interest in the India JV. The accounts of the India JV were previously included in discontinued operations in the consolidated financial statements.

The Company has a 41% ownership interest in Laser Quantum Ltd. (“Laser Quantum”), a privately held company located in the United Kingdom. The Company records the results of this entity under the equity method as it does not have a controlling interest in the entity.

The Company has evaluated subsequent events from December 31, 2015 through the date of the issuance of these consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company evaluates its estimates based on historical experience, current conditions and various other assumptions that it believes are reasonable under the circumstances. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the period in which they are deemed to be necessary. Actual results could differ significantly from those estimates.

Foreign Currency Translation

The financial statements of the Company and its subsidiaries outside the United States have been translated into U.S. dollars. Assets and liabilities of foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect on the balance sheet date. Revenue and expenses are translated at the average exchange rate in effect for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as cumulative translation adjustment, a separate component of other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses, primarily from transactions denominated in currencies other than the functional currency, are included in the accompanying consolidated statements of operations.

Cash and Cash Equivalents

Cash equivalents, primarily money market accounts, are highly liquid investments with original maturities of three months or less. These investments are carried at cost, which approximates fair value.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

Long-Term Investments

At December 31, 2015 and 2014, the Company had a 41% equity investment in Laser Quantum, a privately held company located in the United Kingdom. During the second quarter of 2013, the Company’s ownership percentage increased from 25% to 41% as a result of a stock buyback program by Laser Quantum. The Company continues to use the equity method to record the results of this entity as it does not have a controlling interest in the entity. The Company recognized investment income of $2.7 million, $2.7 million and $1.5 million during 2015, 2014 and 2013, respectively, which is included in other income (expense) in the accompanying consolidated statements of operations. The Company’s net investment in Laser Quantum was $10.1 million and $8.0 million at December 31, 2015 and 2014, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets.

The summarized financial information for Laser Quantum is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$25,599	$23,013	$16,269
Income from operations	$7,362	$7,434	$4,720
Net income	$6,925	$6,627	$3,745

	December 31,
	2015	2014
Total assets (1)	$30,159	$25,423
Total liabilities	$2,552	$2,482

(1)	Total assets at December 31, 2015 and 2014 included cash and cash equivalent of $21.0 million and $17.1 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. The Company maintains an allowance for doubtful accounts based on the Company’s best estimate of probable credit losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance based on a variety of factors, including the age of amounts outstanding relative to their contractual due date, specific customer factors, and other known risks and economic trends. Charges related to the allowance for doubtful accounts are included as selling, general and administrative expenses and are recorded in the period that the outstanding receivables are determined to be uncollectible. Account balances are charged off against the allowance when the Company believes it is probable that the receivable will not be recovered.

For the years ended December 31, 2015, 2014 and 2013, changes in the allowance for doubtful accounts were as follows (in thousands):

	2015	2014	2013
Balance at beginning of year	$282	$575	$294
Provision charged to selling, general and administrative expenses	285	30	301
Allowance resulting from acquisitions	5	52	117
Write-offs, net of recoveries of amounts previously reserved	(29)	(352)	(159)
Divestiture of JK Lasers	(30)	—	—
Exchange rate changes	(13)	(23)	22
Balance at end of year	$500	$282	$575

Inventories

Inventories, which include materials and conversion costs, are stated at the lower of cost or market, using the first-in, first-out method. Market is defined as replacement cost for raw materials and net realizable value for other inventories. Demo inventory is recorded at the lower of cost or its net realizable value. The Company periodically reviews quantities of inventories on hand and

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

compares these amounts to the expected use of each product. The Company records a charge to cost of revenue for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement of inventories such as inbound freight charges, purchasing and receiving costs are capitalized in inventory on the consolidated balance sheets.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, adjusted for any impairment, less accumulated depreciation. The Company uses the straight-line method to calculate the depreciation of its fixed assets over their estimated useful lives. Estimated useful lives range from 3 to 30 years for buildings and building improvements and 1 to 10 years for machinery and equipment. Leasehold improvements are depreciated over the lesser of their useful lives or lease terms, including any renewal period options that are reasonably assured of being exercised. Repairs and maintenance costs are expensed as incurred. Certain costs to develop software for internal use are capitalized when the criteria under Accounting Standards Codification (“ASC”) 350-40, “Internal-Use Software,” are met. Lease arrangements meeting the criteria of ASC 840-30, “Leases – Capital Leases,” are capitalized based on the present value of future lease payments and depreciated over the term of the lease.

Goodwill, Intangibles and Long-Lived Assets

Goodwill represents the excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities acquired in a business combination. Allocations of the purchase price are based upon a valuation of assets and liabilities acquired. Assets acquired and liabilities assumed are recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets are based on valuations using an income approach, with estimates and assumptions provided by management of the acquired companies and the Company. Goodwill and indefinite-lived intangibles are not amortized but are assessed for impairment at least annually to ensure their current fair values exceed their carrying values.

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

AS OF DECEMBER 31, 2015

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

The Company’s revenue transactions are comprised of both single-element and multiple-element transactions. Multiple-element transactions may include two or more products and occasionally non-standard/extended warranties, or preventative maintenance plans. For multiple-element transactions, revenue is generally recognized upon shipment, using the relative selling price method in accordance with ASC 605-25 “Revenue – Multiple-Element Arrangements”. Single-element transactions are typically recognized upon shipment at their contractually stated prices.

The Company generally provides warranties for its products. The standard warranty period is typically 12 months to 24 months for the Laser Products and Precision Motion segments and 12 months to 36 months for the Vision Technologies segment. The standard warranty period for product sales is accounted for under the provisions of ASC 450 “Contingencies,” as the Company has the ability to ascertain the likelihood of the liability, and can estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of revenue at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations is based on historical experience and expectations of future conditions. To the extent the Company experiences warranty claims or costs associated with servicing those claims that differ from the original estimates, revisions to the estimated warranty liability are recorded at that time.

The Company occasionally sells optional non-standard/extended warranty services and preventative maintenance contracts to customers. The Company accounts for these agreements in accordance with provisions of ASC 605-20-25-3, “Separately Priced Extended Warranty and Product Maintenance Contracts,” under which it recognizes the separately priced extended warranty and preventative maintenance fees ratably over the associated period.

The Company, at the request of its customers, may perform professional services, generally for the maintenance and repair of products previously sold to those customers. These services are usually in the form of time and materials based contracts which are short in duration. Revenue for time and materials services is recorded at the completion of services requested under a customer’s purchase order.

Research and Development and Engineering Costs

Research and development and engineering (“R&D”) expenses are primarily comprised of employee related expenses and cost of materials for R&D projects. These costs are expensed as incurred.

Share-Based Compensation

The Company records the expense associated with share-based compensation awards to employees and directors based on the fair value of awards as of the grant date. For stock-based compensation awards that vest over time based on employment, the associated expenses are recognized in the consolidated statements of operations ratably over the vesting period of the award, net of estimated forfeitures. For performance-based restricted stock units, stock-based compensation expenses are recognized ratably over the vesting period when it is probable that the performance targets are expected to be achieved based on management’s projections. Management’s projections are revised, if necessary, in subsequent periods when underlying factors change the evaluation of the probability of achieving the performance targets. Accordingly, share-based compensation expense associated with performance-based restricted stock units may differ significantly from period to period based on changes to the probability of achieving performance targets.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

Shipping & Handling Costs

Shipping and handling costs are recorded in cost of revenue.

Advertising Costs

Advertising costs are expensed to selling, general and administrative expenses as incurred and were not material for 2015, 2014 and 2013.

Restructuring, Acquisition and Divestiture Related Costs

The Company accounted for its restructuring activities in accordance with the provisions of ASC 420, “Exit or Disposal Cost Obligations.” The Company makes assumptions related to the amounts of employee severance benefits and related costs, the time period over which facilities will remain vacant, useful lives and residual value of long-lived assets, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation is recognized. These estimates are reviewed and revised as facts and circumstances dictate.

Acquisition related costs incurred to effect a business combination, including finders’ fees, legal, valuation and other professional or consulting fees, are expensed as incurred. Acquisition related costs also include expenses recognized under earn-out agreements in connection with acquisitions. Expenses associated with divestiture activities, including legal and professional fees directly related to the completion of a business divestiture, are expensed as incurred.

Accounting for Income Taxes

The asset and liability method is used to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that it is more likely than not that such benefits will be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that some or all of the related tax benefits will not be realized in the future and is reassessed periodically to determine whether it is more likely than not that the tax benefits will be realized in the future and that such valuation should be released.

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

AS OF DECEMBER 31, 2015

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

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity may apply the new guidance either retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. The Company does not expect the adoption of ASU 2015-05 to have a material impact on the Company’s consolidated financial statements.

Business Combinations

In September 2015, the FASB issued ASU 2015-16, “Business Combinations,” which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized at the acquisition date. ASU 2015-16 will be effective prospectively for reporting periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-06 to have a material impact on the Company’s consolidated financial statements.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. Under the new standard, both deferred tax assets and liabilities are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption allowed. The Company elected to early adopt the provisions of ASU 2015-17 using the prospective method and reported both current and noncurrent deferred tax assets and liabilities as noncurrent on the accompanying consolidated balance sheet as of December 31, 2015. The prior year balances were not retrospectively adjusted.

Leases

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which provides comprehensive lease accounting guidance.  The standard requires entities to recognize lease assets and liabilities on the balance sheet and to disclose key information about leasing arrangements.   ASU 2016-02 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption allowed.  The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” and requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. Upon adoption, an entity may apply the new guidance either retrospectively to each prior reporting period presented or retrospectively only to customer contracts not yet completed as of the date of adoption with the cumulative effect of initially applying the standard recognized in beginning retained earnings at the date of the initial application. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year, with the option of early adoption as of the original effective date. The amendment in ASU 2015-14 will result in ASU 2014-09 being effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

3. Business Combinations

Skyetek

On December 18, 2015, the Company acquired all assets and certain liabilities of Skyetek Inc. (“Skyetek”), a Denver, Colorado-based provider of embedded and standalone RFID solutions for medical OEM’s, for a total purchase price of $2.8 million, subject to customary working capital adjustments. The purchase price includes $2.6 million in cash paid for the acquisition and $0.2 million in estimated fair value of future contingent consideration payable upon the achievement of certain sales order commitment targets from October 2015 through June 2017. The undiscounted range of possible contingent consideration is zero to $0.3 million. Skyetek specializes in high-performing HF and UHF RFID technologies that maximize efficiency and visibility for OEM’s serving the medical and advanced industrial markets. The acquisition creates an expanded range of highly competitive RFID solutions that significantly enhances our value proposition to OEM customers in various industries, but especially within the healthcare industry where there is an ever-growing need for improvements in workflow solutions, patient safety, anti-counterfeiting, and asset tracking throughout the hospital environment.

Lincoln Laser

On November 9, 2015, the Company acquired certain assets and liabilities of Lincoln Laser Company (“Lincoln Laser”), a Phoenix, Arizona-based provider of ultrafast precision polygon scanners and other optical scanning solutions for the medical, food processing, and advanced industrial markets, for a total purchase price of $12.6 million, subject to customary working capital adjustments. This total purchase price includes $10.3 million in cash paid for the acquisition and $2.3 million in estimated fair value of future contingent consideration payable upon the achievement of certain revenue targets for fiscal year 2016. The undiscounted range of contingent consideration is zero to $6.0 million. Lincoln Laser specializes in ultrafast scanning, leveraging their expertise in polygon motor design and electro-optic subsystems. The acquisition creates an expanded range of highly competitive beam delivery technologies. Lincoln Laser contributed revenues of $1.9 million and a loss from continuing operations before income taxes of $0.3 million for the year ended December 31, 2015.

Applimotion

On February 19, 2015, the Company acquired 100% of the outstanding stock of Applimotion Inc. (“Applimotion”), a Loomis, California based provider of advanced precision motor and motion control technology to OEM customers in the medical and advanced industrial markets, for a total purchase price of $14.0 million, net of working capital adjustments. This total purchase price includes $13.0 million in cash paid for the acquisition and $1.0 million in estimated fair value of future contingent considerations payable upon the achievement of certain revenue targets for the fiscal years 2015 to 2017. The undiscounted range of contingent considerations is zero to $4.0 million. Applimotion specializes in motor applications that require highly precise and dynamic motion control. The acquisition enhances our strategic position in precision motion control by enabling us to offer a broader range of motion control technologies and integrated solutions. Applimotion contributed revenues of $14.0 million and income from continuing operations before income taxes of $1.0 million for the year ended December 31, 2015.

The purchase price for Skyetek, Lincoln Laser and Applimotion was allocated as follows (in thousands):

Amount
Cash	$331
Accounts receivable	3,166
Inventory	3,544
Prepaid expenses and other current assets	148
Property and equipment	3,220
Intangible assets	11,370
Goodwill	12,710
Other assets	10
Total assets acquired	34,499

Accounts payable	1,681
Other liabilities	1,197
Deferred tax liabilities	2,308

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

Total liabilities assumed	5,186
Total assets acquired, net of liabilities assumed	29,313
Less: cash acquired	331
Plus: working capital adjustments	464
Total purchase price, net of cash acquired	29,446
Less: contingent consideration	3,459
Net cash used for acquisition of businesses	$25,987

As of December 31, 2015, the working capital adjustments for Skyetek and Lincoln Laser had not yet been finalized and were estimated to be an additional payment of less than $0.1 million to Skyetek and an additional cash receipt of $0.5 million from Lincoln Laser. These have been included in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in the consolidated balance sheet.

The fair value of intangible assets for Skyetek, Lincoln Laser and Applimotion is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Customer relationships	$4,266	12 years
Developed technology	4,993	10 years
Trademarks and trade names	593	9 years
Non-compete covenant	684	4 years
Backlog	834	1 year
Total	$11,370

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

The purchase price allocation resulted in $12.7 million of goodwill and $11.4 million of identifiable intangible assets, $10.3 million of which is expected to be deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flow potential attributable to: (i) the ability to develop and market new products and technologies; (ii) the ability to develop relationships with new customers; and (iii) expected sales synergies from cross-selling current and future product offerings of Skyetek, Lincoln Laser, Applimotion and the Company to OEM customers.

The results of the SkyeTek, Lincoln Laser and Applimotion acquisitions were included in the Company’s results of operations beginning on the respective acquisition dates. The pro forma financial information reflecting the operating results of Skyetek, Lincoln Laser and Applimotion as if they had been acquired on January 1, 2014 is not presented herein as it would not differ materially from the operating results of the Company as reported for 2014. Skyetek, Lincoln Laser and Applimotion are included in the Company’s Vision Technologies, Laser Products and Precision Motion reportable segments, respectively.

JADAK

On March 14, 2014, the Company acquired 100% of the outstanding equity interests of JADAK, LLC , JADAK Technologies, Inc., and Advanced Data Capture Corporation (collectively, “JADAK”), a North Syracuse, New York-based provider of optical data collection and machine vision technologies to OEM medical device manufacturers, for $93.7 million in cash, net of working capital adjustments. The addition of JADAK has enabled the Company to offer a broader range of highly engineered enabling technologies to leading medical equipment manufacturers. JADAK contributed revenues of $45.4 million and loss from continuing operations before income taxes of $2.7 million for the year ended December 31, 2014.

The final purchase price allocation is as follows (in thousands):

Amount
Cash	$1,140
Accounts receivable	7,907
Inventory	6,865
Property and equipment	904
Intangible assets	40,250
Goodwill	44,584
Other assets	2,064
Total assets acquired	103,714

Accounts payable	3,057
Other liabilities	2,380
Deferred tax liabilities	3,481
Total liabilities assumed	8,918
Total assets acquired and liabilities assumed	94,796
Less: cash acquired	1,140
Total purchase price, net of cash acquired	$93,656

The fair value of JADAK intangible assets is comprised of the following (in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Customer relationships	$23,570	20 years
Developed technology	10,910	10 years
Trademarks and trade names	2,130	10 years
Backlog	1,810	1 year
Non-compete covenant	1,830	5 years
Total	$40,250

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

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

The following unaudited pro forma information presents the combined financial results for the Company and JADAK as if the acquisition of JADAK had been completed as of January 1, 2013 (in thousands, except per share information):

	Year Ended December 31,
	2014	2013
Revenue	$375,737	$370,462
Income (loss) from continuing operations	$(16,067)	$11,900
Earnings per share from continuing operations - Basic	$(0.47)	$0.35
Earnings per share from continuing operations - Diluted	$(0.47)	$0.35

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

NDS

On January 15, 2013, the Company acquired 100% of the outstanding membership interests of NDS Surgical Imaging, LLC and 100% of the outstanding stock of NDS Surgical Imaging KK (collectively, “NDS”) for $80.8 million in cash consideration, net of working capital adjustments. After the payment of closing working capital, a total of $5.4 million was held in escrow as indemnification for certain representations and warranty claims against the seller until the expiration of the escrow arrangement. In September 2014, the Company received the full remaining amount of $5.4 million held in escrow following the Company’s claims for breach of certain terms of the January 15, 2013 Securities Purchase Agreement for the acquisition of NDS. The escrow recovery was accounted for as a reduction to goodwill as the $5.4 million payment was clearly and directly related to the acquisition price. The escrow recovery resulted in a final adjusted NDS purchase price of $75.4 million.

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

AS OF DECEMBER 31, 2015

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

NDS contributed revenues of $68.4 million and loss from continuing operations before income taxes of $3.4 million for the year ended December 31, 2013.

Acquisition Costs

The Company recognized acquisition costs of $0.9 million, $0.7 million and $1.5 million in the years ended December 31, 2015, 2014 and 2013, respectively, primarily related to the acquisitions of Skyetek, Lincoln Laser, Applimotion, JADAK and NDS. These amounts were included in restructuring, acquisition and divestiture related costs in the consolidated statements of operations.

4. Discontinued Operations and Divestitures

Divestitures

In April 2015, the Company completed the sale of certain assets and liabilities of the JK Lasers business, previously included in the Laser Products reportable segment, for approximately $29.6 million in cash, net of final working capital adjustments and transactions costs. The Company recognized a pre-tax gain on sale of $19.6 million in the consolidated statement of operations. The JK Lasers business divestiture does not qualify for discontinued operations accounting treatment.

Discontinued Operations

In June 2015, the Company finalized an agreement to divest its 50% owned joint venture, the India JV, and recorded a pre-tax loss of less than $0.1 million in operating loss from discontinued operations, net of tax in the consolidated statement of operations during the year ended December 31, 2015. The India JV was reported as discontinued operations in the Company’s consolidated financial statements because it was part of the Scientific Lasers business that the Company divested in July 2014. All assets, liabilities,

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

accumulated other comprehensive income and non-controlling interest of the India JV were derecognized as of the date of the agreement.

In July 2014, the Company completed the sale of certain assets and liabilities of the Scientific Lasers business, operating under the Continuum and Quantronix brand names, for approximately $6.5 million, net of working capital adjustments, and recognized a $1.7 million loss, net of tax, in the consolidated statement of operations during the year ended December 31, 2014. The Company began accounting for the Scientific Lasers business, which was previously included in the Laser Products reportable segment, as discontinued operations in the first quarter of 2014. In accordance with the purchase and sales agreement, $1.5 million of the sales proceeds was held in escrow until January 2016. The Company recorded the $1.5 million escrow in other current assets on the consolidated balance sheet. In January 2016, the $1.5 million escrow was released to the Company in full.

In May 2013, the Company consummated the sale of certain assets and liabilities of the Semiconductor Systems business, sold under the GSI brand name, to Electro Scientific Industries, Inc. (“ESI”) for $9.7 million in cash, including working capital adjustments of $1.7 million received in September 2013. The Company recognized a $0.4 million loss on the sale, net of tax, in the consolidated statements of operations during the year ended December 31, 2013.

In October 2012, the Company sold certain assets and liabilities of the Laser Systems business, operating under the Control Laser and Baublys brand names, for $7.0 million to Hans Laser, subject to working capital adjustments, and recorded a $2.3 million gain, net of tax, in the consolidated statement of operations during the year ended December 31, 2012. In September 2013, the Company paid $0.4 million to Hans Laser as the final net working capital adjustment which resulted in an additional loss of $0.2 million, net of tax.

Assets and liabilities of discontinued operations as of December 31, 2014 included the balances of the India JV. There were no assets and liabilities of discontinued operations as of December 31, 2015. The major components of the assets and liabilities of discontinued operations as of December 31, 2014, respectively, were as follows (in thousands):

2014
Accounts receivable, net	$95
Inventories	161
Other assets	375
Assets of discontinued operations	$631

Accounts payable	$16
Accrued expenses and other current liabilities	74
Other liabilities	234
Liabilities of discontinued operations	$324

The following table presents the operating results which are reported as discontinued operations in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue from discontinued operations	$—	$10,514	$33,792
Loss from discontinued operations, before income tax	$(13)	$(8,059)	$(3,361)
Loss from discontinued operations, net of tax	$(13)	$(5,607)	$(2,054)
Loss on disposal of discontinued operations, net of tax	$—	$(1,726)	$(592)

The loss from discontinued operations for the year ended December 31, 2014 included a $3.0 million fair value write-down of the Scientific Lasers business to its fair value less costs to sell and a $0.5 million fair value write-down of the India JV.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

5. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income or loss and other changes in stockholders’ equity that do not represent transactions with stockholders or in the Company’s stock. Changes in accumulated other comprehensive income (loss) is as follows (in thousands):

	Total accumulated
	other	Cumulative
	comprehensive	translation	Pension
	income (loss)	adjustment	liability
Balance at December 31, 2012	(9,749)	1,299	(11,048)
Other comprehensive income	2,686	54	2,632
Amounts reclassified from other comprehensive income (loss) (1)	721	—	721
Balance at December 31, 2013	$(6,342)	$1,353	$(7,695)
Other comprehensive loss	(10,488)	(6,968)	(3,520)
Amounts reclassified from other comprehensive income (loss) (1)	374	—	374
Balance at December 31, 2014	$(16,456)	$(5,615)	$(10,841)
Other comprehensive income (loss)	(3,249)	(4,083)	834
Amounts reclassified from other comprehensive income (loss) (1)	875	—	875
Balance at December 31, 2015	$(18,830)	$(9,698)	$(9,132)

(1)	The amounts reclassified from other comprehensive income (loss) were included in selling, general and administrative expenses in the consolidated statements of operations.

6. Goodwill, Intangible Assets and Impairment Charges

Goodwill

The following table summarizes changes in goodwill during the year ended December 31, 2015 (in thousands):

December 31, 2015
Balance at beginning of year	$90,746
Goodwill acquired from the Applimotion acquisition	7,672
Goodwill acquired from the Lincoln Laser acquisition	3,367
Goodwill acquired from the Skyetek acquisition	1,671
Balance at end of year	$103,456

Goodwill acquired from the Applimotion, Lincoln Laser and Skyetek acquisitions is reflected in the Precision Motion, Laser Products and Vision Technologies segments, respectively. Goodwill by reportable segment as of December 31, 2015 is as follows (in thousands):

	Reportable Segment
	Laser Products	Vision Technologies	Precision Motion	Total
Goodwill	$136,321	$84,401	$33,963	$254,685
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$33,860	$52,679	$16,917	$103,456

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

Goodwill by reportable segment as of December 31, 2014 is as follows (in thousands):

	Reportable Segment
	Laser Products	Vision Technologies	Precision Motion	Total
Goodwill	$132,954	$82,730	$26,291	$241,975
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$30,493	$51,008	$9,245	$90,746

Intangible Assets

Intangible assets as of December 31, 2015 and 2014, respectively, are summarized as follows (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technologies	$82,821	$(66,297)	$16,524	7.7
Customer relationships	67,168	(36,914)	30,254	13.6
Customer backlog	2,644	(2,589)	55	1.0
Non-compete covenant	2,514	(882)	1,632	3.2
Trademarks and trade names	10,711	(5,934)	4,777	9.1
Amortizable intangible assets	165,858	(112,616)	53,242	11.0
Non-amortizable intangible assets:
Trade names	13,027	—	13,027
Total	$178,885	$(112,616)	$66,269

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and acquired technologies	$78,253	$(62,010)	$16,243	7.5
Customer relationships	63,029	(31,531)	31,498	14.7
Customer backlog	1,810	(1,641)	169	0.2
Non-compete covenant	1,830	(366)	1,464	4.2
Trademarks and trade names	10,205	(5,364)	4,841	9.8
Amortizable intangible assets	155,127	(100,912)	54,215	11.8
Non-amortizable intangible assets:
Trade names	13,027	—	13,027
Total	$168,154	$(100,912)	$67,242

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

	Year Ended December 31,
	2015	2014	2013
Amortization expense – cost of revenue	$4,712	$6,143	$5,280
Amortization expense – operating expenses	7,611	10,262	7,270
Total amortization expense	$12,323	$16,405	$12,550

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

Estimated future amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2016	$3,963	$7,498	$11,461
2017	3,600	6,898	10,498
2018	2,080	6,306	8,386
2019	1,768	4,324	6,092
2020	1,501	2,418	3,919
Thereafter	3,612	9,274	12,886
Total	$16,524	$36,718	$53,242

Impairment Charges

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2015, noting no impairment. With the exception of our NDS reporting unit, implied fair values of all reporting units exceeded their carrying values by at least 20%.

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

In considering the above mentioned factors, the Company determined that a triggering event occurred in the fourth quarter of 2014 and that an interim impairment review of the goodwill and intangible assets related to the NDS reporting unit was necessary.  First, the Company performed a long-lived asset recoverability test in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets,” on the lowest level of identifiable cash flows, which was determined to be the NDS business.  The recoverability test compared the carrying value of the NDS business to the undiscounted cash flows. As a result of this recoverability test, the Company determined that the assets were not recoverable.  The Company then determined the fair value of the NDS business using a discounted cash flow methodology, which resulted in a $21.8 million intangible assets impairment charge in the fourth quarter of 2014. The impairment charge is reflected in the operating results of the Vision Technologies segment.

Subsequent to impairing the NDS business’s long-lived assets, step one of the goodwill impairment analysis was performed.  As the carrying value of the NDS reporting unit exceeded its implied fair value, the Company performed the second step of the goodwill impairment test, comparing the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the impairment loss. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, whereby the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. After completing the second step of the goodwill impairment test, the Company recorded a $19.6 million goodwill impairment charge in the fourth quarter of 2014. The impairment charge is reflected in the operating results of the Vision Technologies segment.

The results of the impairment review as of December 31, 2014 are summarized in the following table (in thousands):

	Pre-Impairment Net Carrying Value	Impairment Charge	Post-Impairment Net Carrying Value
Goodwill	$110,321	$(19,575)	$90,746
Intangible assets	89,109	(21,867)	67,242
Total	$199,430	$(41,442)	$157,988

The Company did not have any goodwill or indefinite-lived intangible asset impairment charges during the year ended December 31, 2013.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

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

Cash equivalents

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

Contingent consideration

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

Under the purchase and sale agreement for the Skyetek acquisition, the owners of Skyetek are eligible to receive contingent consideration based on the achievement of certain sales order commitment targets from October 2015 through June 2017. If such targets are achieved, the contingent consideration will be payable in 2017. The Company recognized an estimated fair value of $0.2 million as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of this contingent liability will be recorded in the consolidated statement of operations as acquisition related costs until the liability is fully settled. There have been no changes to the fair value of the contingent consideration since the acquisition date. The estimated fair value of the contingent consideration is reported as a long-term liability in the consolidated balance sheet.

Under the purchase and sale agreement for the Lincoln Laser acquisition, the shareholders of Lincoln Laser are eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal year 2016. If such targets are achieved, the contingent consideration will be payable in cash in one installment in 2017. The estimated fair value of the contingent consideration was determined based on the Monte Carlo valuation method and has been recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of this contingent liability will be recorded in the consolidated statement of operations as acquisition related costs until the liability is fully settled. There have been no changes to the fair value of the contingent consideration since the acquisition date. The estimated fair value of the contingent consideration is reported as a long-term liability in the consolidated balance sheet.

The Company acquired Applimotion on February 19, 2015. The former shareholders of Applimotion are eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal years 2015 to 2017. If such targets are achieved, the contingent consideration will be payable in cash in two installments in 2017 and 2018, respectively. The estimated fair value of the contingent consideration was determined based on the Monte Carlo valuation method and has been recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of this contingent liability will be recorded in the consolidated statement of operations until the liability is fully settled. In December 2015, a $0.4 million increase in the estimated fair value of this contingent liability was recorded in the consolidated statement of operations in restructuring, acquisition and divestiture related costs. The estimated fair value of the contingent consideration is reported as a long-term liability in the consolidated balance sheet.

The following table summarizes the fair values of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$4,657	$4,657	$—	$—
Liabilities
Contingent consideration	$3,889	$—	$—	$3,889

The following table summarizes the fair values of our financial assets as of December 31, 2014 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,255	$2,255	$—	$—

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

Changes in the fair value of our Level 3 contingent consideration for the year ended December 31, 2015 were as follows (in thousands):

Contingent Consideration
Balance at December 31, 2014	$—
Acquisition of Applimotion	965
Fair value adjustment	430
Acquisition of Lincoln Laser	2,344
Acquisition of Skyetek	150
Balance at December 31, 2015	$3,889

There were no Level 3 assets or liabilities during the year ended December 31, 2014.

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	December 31, 2015 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (Applimotion)	$1,395	Monte Carlo method	Historical and projected revenues for fiscal years 2015 to 2017 Revenue volatility Cost of debt WACC	N/A 87.3% 2.82% 11.1%
Contingent consideration (Lincoln Laser)	$2,344	Monte Carlo method	Projected revenues for fiscal year 2016 Revenue volatility Cost of debt WACC	N/A 37.1% 4.7% 9.8%

Increases or decreases in the unobservable inputs noted above would result in a higher or lower fair value measurement.

Except for the assets and liabilities acquired from the Applimotion, Lincoln Laser and Skyetek acquisitions, as disclosed in Note 3, there were no assets and liabilities that were measured at fair value on a non-recurring basis during 2015. See Note 10 for discussion of the estimated fair value of the Company’s outstanding debt and Note 12 for discussion of the estimated fair value of the Company’s pension plan assets.

8. Earnings (Loss) per Common Share

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerators:
Income (loss) from continuing operations	$35,628	$(16,909)	$9,977
Consolidated loss from discontinued operations	(13)	(7,333)	(2,646)
Less: income attributable to noncontrolling interest	—	(10)	(22)
Loss from discontinued operations attributable to GSI Group Inc.	(13)	(7,343)	(2,668)
Net income (loss) attributable to GSI Group Inc.	$35,615	$(24,252)	$7,309

Denominators:
Weighted average common shares outstanding— basic	34,579	34,352	34,073
Dilutive potential common shares (1)	248	—	323
Weighted average common shares outstanding— diluted	34,827	34,352	34,396
Antidilutive common shares excluded from above	—	439	246

Basic Earnings (Loss) per Common Share:
From continuing operations	$1.03	$(0.49)	$0.29
From discontinued operations	$(0.00)	$(0.21)	$(0.08)
Basic earnings (loss) per share attributable to GSI Group Inc.	$1.03	$(0.70)	$0.21

Diluted Earnings (Loss) per Common Share:
From continuing operations	$1.02	$(0.49)	$0.29
From discontinued operations	$(0.00)	$(0.21)	$(0.08)
Diluted earnings (loss) per share attributable to GSI Group Inc.	$1.02	$(0.70)	$0.21

(1)	Due to the Company’s net loss position for the year ended December 31, 2014, all potentially dilutive shares were excluded as their effect would have been anti-dilutive.

Common Stock Repurchases

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. The Company expects to fund the share repurchase through cash on hand and future cash flow from operations. During 2015, the Company repurchased 122 thousand shares in the open market for an aggregate purchase price of $1.6 million at an average price of $13.29 per share. As of December 31, 2015, the Company had repurchased an aggregate of 172 thousand shares for an aggregate purchase price of $2.2 million at an average price of $12.48 per share.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the dates indicated (in thousands):

Inventories

	December 31,
	2015	2014
Raw materials	$38,511	$38,934
Work-in-process	10,138	9,899
Finished goods	9,266	11,945
Demo and consigned inventory	1,651	2,165
Total inventories	$59,566	$62,943

Property, Plant and Equipment, net

	December 31,
	2015	2014
Cost:
Land, buildings and improvements	$48,154	$46,222
Machinery and equipment	43,376	50,487
Total cost	91,530	96,709
Accumulated depreciation	(50,980)	(56,621)
Property, plant and equipment, net	$40,550	$40,088

As of December 31, 2015 and 2014, the Company has gross assets under capital lease of $13.2 and $12.7 million, respectively. The assets acquired under capital leases are included in land, buildings and improvements and machinery and equipment and the related amortization expense is included in depreciation expense. The Company also capitalized software development costs of $1.9 million, $0.2 million and $0.2 million in 2015, 2014 and 2013, respectively, in accordance with the guidance in ASC 350-40, “Internal-Use Software.” The following table summarizes depreciation expense on property, plant and equipment, including demo units and assets under capital leases (in thousands):

	Year Ended December 31,
	2015	2014	2013
Depreciation expense	$7,873	$8,016	$7,400

The following table summarizes total accumulated depreciation on assets under capital leases as of the dates indicated (in thousands):

	December 31,
	2015	2014
Accumulated depreciation on assets under capital leases	$3,798	$2,741

Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of the dates indicated (in thousands):

	December 31,
	2015	2014
Accrued compensation and benefits	$7,357	$7,741
Accrued warranty	3,335	3,044
Accrued restructuring	1,652	109
Accrued professional services fees and other	8,838	8,507
Total	$21,182	$19,401

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

Accrued Warranty

The following table summarizes accrued warranty activities for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of year	$3,044	$3,315
Provision charged to cost of revenue	2,025	1,684
Acquisition related warranty accrual	132	90
Use of provision	(1,454)	(2,003)
Divestiture of JK Lasers	(389)	—
Foreign currency exchange rate changes	(23)	(42)
Balance at end of year	$3,335	$3,044

Other Long Term Liabilities

The following table summarizes other long term liabilities as of the dates indicated (in thousands):

	December 31,
	2015	2014
Capital lease obligations	$9,173	$9,507
Accrued pension liabilities	3,693	6,037
Accrued contingent considerations	3,889	—
Other	2,690	3,275
Total	19,445	18,819

10. Debt

Debt consisted of the following (in thousands):

	December 31,
	2015	2014
Senior Credit Facilities – term loan	$7,500	$7,500
Less: unamortized debt issuance costs	(115)	(155)
Total current portion of long-term debt	$7,385	$7,345

Senior Credit Facilities – term loan	$20,000	$27,500
Senior Credit Facilities – revolving credit facility	70,000	80,000
Less: unamortized debt issuance costs	(1,574)	(2,470)
Total long-term debt	$88,426	$105,030

Total Senior Credit Facilities	$95,811	$112,375

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

AS OF DECEMBER 31, 2015

revolving credit facility ranging between 0.250% and 0.625% per annum, which is based upon the Company’s consolidated leverage ratio.

The Amended and Restated Credit Agreement contains various customary representations, warranties and covenants applicable to the Company and its subsidiaries, including: (i) covenants regarding maximum consolidated leverage ratio and minimum consolidated fixed charge coverage ratio; (ii) limitations on restricted payments, including dividend payments and stock repurchases, provided that the Company may repurchase its outstanding common shares so long as, immediately after giving effect to the share repurchase, the Company’s consolidated leverage ratio is no more than 2.25:1.00, and the Company has unrestricted cash plus amounts available for borrowing under the Senior Credit Facilities of at least $25.0 million immediately after giving effect on the share repurchase; (iii) limitations on fundamental changes involving the Company; (iv) limitations on the disposition of assets; and (v) limitations on indebtedness, investments, and liens.

The Company’s obligations under the Senior Credit Facilities are secured on a senior basis by a lien on substantially all of the assets of the Company and its material United States (“U.S.”) and United Kingdom (“U.K.”) subsidiaries and guaranteed by the Company and its material U.S. and U.K. subsidiaries. The Amended and Restated Credit Agreement also contains customary events of default.

The Company entered into three amendments to the Amended and Restated Credit Agreement during 2013 and one amendment during 2014. The first and second amendments resulted in immaterial modifications. On September 13, 2013, the Company entered into a third amendment (the “Third Amendment”) which increased the accordion feature provided in the Amended and Restated Agreement from uncommitted $50.0 million to uncommitted $100.0 million in aggregate of the revolving credit facility and term loan. On February 10, 2014, the Company entered into a fourth amendment (the “Fourth Amendment”), which increased the revolving credit facility commitment under the Amended and Restated Credit Agreement by $100 million from $75 million to $175 million and reset the accordion feature to $100 million for future expansion. Additionally, the Fourth Amendment increased the maximum permitted consolidated leverage ratio from 2.75 to 3.00, and increased the maximum consolidated leverage ratio for permitted acquisitions and stock repurchases from 2.25 to 2.50. The Company was in compliance with these debt covenants as of December 31, 2015.

On January 22, 2016, the Company entered into a fifth amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment resulted in immaterial modifications.

The principal on the Company’s outstanding term loan matures as follows (in thousands):

Term Loan
2016	$7,500
2017	20,000
Total debt repayments	$27,500

The Company may voluntarily prepay loans or reduce commitments under the Senior Credit Facilities, in whole or in part, without premium or penalty, subject to certain minimum principal amounts.

The Company may be required to prepay outstanding loans under the Amended and Restated Credit Agreement with the net proceeds of certain asset dispositions and incurrences of certain debt. At the election of the Company, and so long as no default shall have occurred, the Company may reinvest within a year all or any portion of the net proceeds from such asset dispositions or incurrences of debt.

As of December 31, 2015, the Company had $105.0 million available to be drawn under the revolving credit facility. Excluding commitment fees, the interest rate for the credit facility was approximately 2.9% as of December 31, 2015. The commitment fee rate for the unused commitments under the revolving credit facility was approximately 0.4% as of December 31, 2015.

Guarantees

Each Guarantor, as defined in the Amended and Restated Credit Agreement, jointly and severally, unconditionally guarantees the due and punctual payment of the principal, interest and fees under the Senior Credit Facilities, when due and payable, whether at maturity, by required prepayment, by acceleration or otherwise. In addition, Guarantors guarantee the due and punctual payment, fees

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

and interest on the overdue principal of the Senior Credit Facilities and the due and punctual performance of all obligations of the Company in accordance with the terms of the Amended and Restated Credit Agreement. Furthermore, each Guarantor, jointly and severally, unconditionally guarantees that in the event of any extension, renewal, amendment, refinancing or modification of any of the Senior Credit Facilities or any of such other Obligations, as defined in the Amended and Restated Credit Agreement, amounts due will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise.

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

As of December 31, 2015, the maximum potential amount of future payments the Guarantors could be required to make under the Guarantee is the principal amount of the Senior Credit Facilities plus all accrued unpaid interest thereon. However, as of December 31, 2015, the Guarantors are not expected to be required to perform under the Guarantee.

Mortgages

In connection with the Amended and Restated Credit Agreement and as required thereby, GSI Group Corporation and Excel Technology, Inc. (“Excel”), each a subsidiary of the Company, continues to be subject to an Open-End Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of October 19, 2011, in favor of or for the benefit of the Trustee, wherein GSI Group Corporation and Excel mortgaged, granted, bargained, assigned, sold and conveyed their respective interest in the property located in Mukilteo, Washington, Chatsworth, California, Orlando, Florida and Phoenix, Arizona, respectively, to secure (a) the payment of all of the obligations of the Borrower and the Guarantors under the Amended and Restated Credit Agreement, the respective mortgages and the other Security Documents (as defined in the respective mortgage), and (b) the performance of all terms, covenants, conditions, provisions, agreements and liabilities contained in the credit agreement.

Fair Value of Debt

As of December 31, 2015 and 2014, the outstanding balance of the Company’s debt approximated fair value based on current rates available to the Company for debt of the same maturities.

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

2010 Incentive Award Plan

In November 2010, the Company’s stockholders approved the 2010 Incentive Award Plan (the “2010 Incentive Plan”), under which the Company may grant share-based compensation awards to employees, consultants and directors. In May 2014, the Company’s stockholders approved the amended and restated 2010 Incentive Award Plan (the “Amended and Restated 2010 Incentive Plan”). The maximum number of shares which can be issued pursuant to the Amended and Restated 2010 Incentive Plan is 4,398,613, subject to adjustment as set forth in the Amended and Restated 2010 Incentive Plan. The Amended and Restated 2010 Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

rights, deferred stock, deferred stock units, dividends equivalents, performance awards and stock payments (collectively referred to as “Awards”). The Amended and Restated 2010 Incentive Plan allows the Company to continue to grant awards intended to constitute “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, and includes certain provisions that reflect good corporate governance practices. The Amended and Restated 2010 Incentive Plan provides for specific limits on the number of shares with respect to Awards that may be granted to any person during any calendar year and the amount of cash that can be paid with respect to Awards to any one person during any calendar year. The Amended and Restated 2010 Incentive Plan will expire and no further Awards may be granted after April 9, 2024. As of December 31, 2015, there were 1,986,154 shares available for future awards under the Amended and Restated 2010 Incentive Plan.

Restricted stock units represent the right to receive common shares or the fair market value of such shares in cash as determined by the administrator of the Amended and Restated 2010 Incentive Plan at a specified date in the future, subject to forfeiture of such right. The purchase price for restricted stock units, if any, will be determined by the administrator of the Amended and Restated 2010 Incentive Plan on an award-by-award basis. Deferred stock units entitle the recipient thereof to receive one share of common stock on the date such deferred stock unit becomes vested and other conditions are removed or expire, if applicable, or upon a specified settlement date thereafter. Deferred stock units are typically awarded without payment of consideration.

Shares subject to Awards that have expired, forfeited or settled in cash, or repurchased by the Company at the same price paid by the awardee may be added back to the number of shares available for grant under the Amended and Restated 2010 Incentive Plan and may be granted as new Awards. Shares that are used to pay the exercise price for an option, shares withheld to pay taxes, shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right on exercise thereof, and shares purchased on the open market with the cash proceeds from the exercise of options will not be added back to the number of shares available for grant under the Amended and Restated 2010 Incentive Plan. Shares issued to satisfy Awards under the Amended and Restated 2010 Incentive Plan may be previously authorized but unissued shares, treasury shares or shares repurchased on the open market.

The table below summarizes activities relating to restricted and deferred stock units issued and outstanding under the Amended and Restated 2010 Incentive Plan during the year ended December 31, 2015:

	Restricted and Deferred Stock Units (In thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value (1) (In thousands)
Unvested at December 31, 2014	749	$10.80
Granted	345	$13.46
Vested	(428)	$10.73
Forfeited	(47)	$11.11
Unvested at December 31, 2015	619	$12.32	0.88 years	$8,429
Expected to vest as of December 31, 2015	605	$12.31	0.88 years	$8,243

(1)

The aggregate intrinsic value is calculated based on the fair value of $13.62 per share of the Company’s common stock on December 31, 2015 due to the fact that the restricted stock units carry a $0 purchase price.

The total fair value of restricted stock units that vested in 2015, based on the market price of the underlying stock on the day of vesting, was $5.1 million.

Other Issuances

In March 2014, the Company granted restricted stock units in an aggregate of 180,000 shares as employment inducement awards related to an acquisition. These restricted stock units are performance-based awards and would vest after two years if certain financial targets and service conditions have been achieved. In 2015, these financial targets were no longer deemed probable and the cumulative expense recognized in the prior year was reversed. The share-based compensation expense and related adjustments for these awards are recorded in restructuring, acquisition and divestiture related costs in the consolidated statement of operations.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in income from continuing operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Selling, general and administrative	$3,960	$3,967	$5,144
Research and development and engineering	170	196	180
Cost of revenue	257	166	118
Restructuring, acquisition and divestiture related costs	(322)	322	125
Total share-based compensation expense	$4,065	$4,651	$5,567

The expense recorded during each of the years ended December 31, 2015, 2014 and 2013 included $0.5 million, related to deferred stock units granted to the members of the Company’s Board of Directors pursuant to the Company’s Amended and Restated 2010 Incentive Plan. The expense associated with the respective deferred stock units was recognized in full on the respective date of grant, as the deferred stock units were fully vested and nonforfeitable upon grant.

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

As of December 31, 2015, the Company’s outstanding equity awards for which compensation expense will be recognized in the future consist of time-based restricted stock units granted under the Amended and Restated 2010 Incentive Plan. The Company expects to record aggregate share-based compensation expense of $4.9 million, net of estimated forfeitures, subsequent to December 31, 2015, over a weighted average period of 1.9 years, for all outstanding equity awards.

12. Employee Benefit Plans

Defined Benefit Plans

The Company maintains a defined benefit pension plan in the United Kingdom (the “U.K. Plan”). In 1997, membership to the U.K. Plan was closed. In 2003, the Company was allowed to stop accruing additional benefits to the participants. Benefits under the U.K. Plan were based on the employees’ years of service and compensation as of 2003. The Company continues to fund the plan in sufficient amounts to cover current benefit payments as well as to fund a portion of the unfunded pension obligations based on periodic agreements with the trustees of the U.K. Plan.

The net periodic pension cost included the following components (in thousands):

	Year Ended December 31,
	2015	2014	2013
Components of the net periodic pension cost:
Interest cost	$1,340	$1,589	$1,403
Expected return on plan assets	(1,844)	(1,958)	(1,595)
Amortization of actuarial losses	875	374	668
Net periodic pension cost	$371	$5	$476

The actuarial assumptions used to compute the net periodic pension cost for the years ended December 31, 2015, 2014 and 2013, respectively, for the U.K. Plan were as follows:

	Year Ended December 31,
	2015	2014	2013
Weighted-average discount rate	3.5%	4.6%	4.3%
Weighted-average long-term rate of return on plan assets	5.6%	5.9%	5.7%

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

The actuarial assumptions used to compute the funded status of the U.K. Plan as of December 31, 2015 and 2014, respectively,  were as follows:

	December 31,
	2015	2014
Weighted-average discount rate	3.8%	3.5%
Rate of inflation	2.8%	2.7%

The discount rates used are derived from (AA) corporate bonds that have maturities approximating the terms of the related obligations. In estimating the expected return on plan assets, the Company considered the historical performance of the major asset classes held and current forecasts of future rates of return for these asset classes.

The following table provides a reconciliation of benefit obligations and plan assets of the U.K. Plan (in thousands):

	December 31,
	2015	2014
Change in benefit obligation:
Projected benefit obligation at beginning of year	$39,421	$35,193
Interest cost	1,340	1,589
Actuarial (gains) losses	(2,083)	6,060
Benefits paid	(798)	(1,006)
Foreign currency exchange rate changes	(1,966)	(2,415)
Projected benefit obligation at end of year	$35,914	$39,421
Accumulated benefit obligation at end of year	$35,914	$39,421
Change in plan assets:
Fair value of plan assets at beginning of year	$33,610	$33,457
Actual return on plan assets	342	2,234
Employer contributions	955	1,000
Benefits paid	(798)	(1,006)
Foreign currency exchange rate changes	(1,735)	(2,075)
Fair value of plan assets at end of year	$32,374	$33,610
Funded status at end of year	$(3,540)	$(5,811)
Amounts included in accumulated other comprehensive loss not yet recognized in net periodic pension cost:
Net actuarial loss	$(9,874)	$(11,890)
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year consists of:
Net actuarial loss	$794	$892

The funded status of the U.K. Plan is included in other long term liabilities in the accompanying consolidated balance sheets.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

The following table reflects the total expected benefit payments to plan participants and have been estimated based on the same assumptions used to measure the Company’s benefit obligations as of December 31, 2015 (in thousands):

Amount
2016	$941
2017	1,043
2018	868
2019	1,244
2020	1,428
2021-2025	8,135
Total	$13,659

In the U.K., funding valuations are conducted every three years in order to determine the future level of contributions. Based on the results of the most recent valuation completed in the fourth quarter 2015, the Company’s annual contributions will be approximately $1.0 million per year in 2016 and will increase by 2.9% per year thereafter.

Fair Value of Plan Assets

The Company’s overall objective is to invest plan assets in a portfolio of diversified assets, primarily through the use of institutional collective funds, to achieve long-term growth. The strategic asset allocation uses a combination of risk controlled and index strategies in fixed income and global equities. The target allocations are approximately 60% to funds investing in global equities, approximately 18% to funds investing in global bonds, approximately 9% to alternative assets (including private equity, real estate and hedge funds), and approximately 13% in cash.

The following table summarizes the fair values of Plan assets by asset category as of December 31, 2015 (in thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Mutual Funds:
Balanced (1)	$15,611	$—	$15,611	$—
Growth (2)	16,583	—	16,583	—
Cash	180	180	—	—
Total	$32,374	$180	$32,194	$—

(1)

This class comprises a diversified portfolio of global investments which seeks a balanced return between capital growth and fixed income and is allocated on a weighted average basis as follows: equities (52%), bonds (24%), other assets (9%) and cash (15%).

(2)

This class comprises a diversified portfolio of global investments which seeks long-term capital growth and is allocated on a weighted average basis as follows: equities (67%), bonds (12%), other assets (9%) and cash (12%).

The following table summarizes the fair values of Plan assets by asset category as of December 31, 2014 (in thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Mutual Funds:
Balanced (1)	$16,287	$—	$16,287	$—
Growth (2)	17,149	—	17,149	—
Cash	174	174	—	—
Total	$33,610	$174	$33,436	$—

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

(1)

This class comprises a diversified portfolio of global investments which seeks a balanced return between capital growth and fixed income and is allocated on a weighted average basis as follows: equities (54%), bonds (32%), other assets (5%) and cash (9%).

(2)

This class comprises a diversified portfolio of global investments which seeks long-term capital growth and is allocated on a weighted average basis as follows: equities (67%), other assets (15%), bonds (8%), and cash (10%).

The tables above present the fair value of plan assets in accordance with the fair value hierarchy. Certain pension plan assets are measured using net asset value per share (or its equivalent) and are reported as a level 2 investment above. These investments have quoted prices in inactive markets and there are significant other observable inputs which can be corroborated by observable market data for substantially the full term of the plan assets.

Defined Contribution Plans

The Company has defined contribution employee savings plans in the U.K., Japan, and the U.S. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Company matching contributions to the plans were $2.7 million, $2.6 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

13. Income Taxes

Components of the Company’s income (loss) from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income (loss) from continuing operations before income taxes:
Canadian	$(1,674)	$(20,212)	$(5,366)
U.S.	23,298	(9,661)	12,838
Other	24,398	11,958	8,705
Total	$46,022	$(17,915)	$16,177

Components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current
Canadian	$96	$175	$—
U.S.	8,136	3,615	1,662
Other	3,854	1,940	652
	12,086	5,730	2,314
Deferred
Canadian	—	—	—
U.S.	(3,239)	(6,731)	2,206
Other	1,547	(5)	1,680
	(1,692)	(6,736)	3,886
Total	$10,394	$(1,006)	$6,200

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

The Company is incorporated in Canada and therefore uses the Canadian statutory rate for income tax disclosure. The reconciliation of the statutory Canadian tax rate to the effective tax rate related to income before income taxes from continuing operations is as follows (in thousands, except percentage data):

	Year Ended December 31,
	2015	2014	2013
Statutory Canadian tax rate	27.00%	27.00%	26.00%
Expected income tax provision at Canadian statutory tax rate	$12,426	$(4,837)	$4,206
International tax rate differences	304	(1,132)	156
State income taxes, net	453	(271)	148
Withholding and other taxes	680	421	321
Permanent differences	1,130	486	106
Section 199 deduction	(1,188)	(574)	—
Change in valuation allowance	(612)	4,809	(3,076)
Provision to return differences	(617)	962	(312)
Tax credits	(990)	(1,678)	(938)
Net operating loss expirations	—	—	4,538
Statutory tax rate change	95	(13)	354
Uncertain tax positions	121	134	259
IRS audit	(748)	241	680
JK Lasers divestiture	(1,432)	—	—
Goodwill impairment	—	330	—
Other	772	116	(242)
Reported income tax provision (benefit)	$10,394	$(1,006)	$6,200
Effective tax rate	22.6%	5.6%	38.3%

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items and operating loss and tax credit carryforwards for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Losses & IRC Section 163(j) carryforwards	$9,985	$12,742
Compensation related deductions	2,915	3,749
Tax credits	2,409	3,502
Restructuring related liabilities	294	64
Inventory	4,415	4,495
Depreciation	503	683
Amortization	3,205	—
Warranty	1,127	876
Other	1,281	2,206
Total deferred tax assets	26,134	28,317
Valuation allowance for deferred tax assets	(12,537)	(14,495)
Net deferred tax assets	$13,597	$13,822
Deferred tax liabilities:
Equity investment	$(1,733)	$(1,594)
Depreciation	—	(341)
Amortization	(2,791)	(36)
Unrealized currency gain/loss	(1,292)	(2,595)
Other	(345)	(525)
Total deferred tax liabilities	$(6,161)	$(5,091)
Net deferred income tax assets (liabilities)	$7,436	$8,731

In determining its income tax provisions, the Company calculated deferred tax assets and liabilities for each separate jurisdiction. The Company then considered a number of factors, including positive and negative evidence related to the realization of its deferred tax assets, to determine whether a valuation allowance should be recognized with respect to its deferred tax assets.

In 2015, the Company recorded valuation allowance of $0.8 million against its current year net operating losses in certain tax jurisdictions. Further, the Company released $0.8 million of valuation allowance recorded on certain U.S. state tax net operating losses and utilized $0.6 million of its U.S. capital loss carryforward against the current year net capital gain.

In 2014, the Company recorded valuation allowance of $0.3 million against its current year net operating losses in certain tax jurisdictions and increased valuation allowance recorded on certain U.S. state tax net operating losses by $0.3 million and capital loss carryforwards by $0.4 million.

In 2013, the Company adjusted a portion of its Canadian loss carryforward and the related valuation allowance of $4.8 million. The Company also recorded $1.3 million valuation allowances against its 2013 net operating losses in certain other tax jurisdictions and released valuation allowance of $0.3 million previously recorded on certain U.S. state tax credits. Additionally, the Company adjusted the carrying value of deferred tax assets on net operating losses and tax credits and their related valuation allowance in Canada and the U.K. as a result of changes in statutory tax rates amounting to $0.7 million in 2013.

Valuation allowance continues to be provided on the remaining balances of the U.S. capital loss, certain U.S. state net operating loss and certain foreign tax attributes that the Company has determined that it is more likely than not that they will not be realized. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company continuously reassesses the possibility of releasing the valuation allowance currently in place on its deferred tax assets.

As of December 31, 2015, the Company had net operating loss carryforwards of $4.9 million (tax effected) available to reduce future taxable income. Of this amount, approximately $1.6 million relates to the U.S. and expires through 2034; $2.4 million relates to

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

Canada and expires starting in 2031; $0.7 million relates to the U.K. and can be carried forward indefinitely; and other countries of $0.2 million, which will start expiring in 2020.

As of December 31, 2014, the Company had net operating loss carryforwards of $4.5 million (tax effected) available to reduce future taxable income. Of this amount, approximately $1.4 million relates to the U.S. and expires through 2033; $2.3 million relates to Canada and expires starting in 2015; and $0.8 million relates to the U.K. and can be carried forward indefinitely.

As of December 31, 2015, the Company had tax credit carryforwards of approximately $2.4 million available to reduce income taxes in future years. Approximately $0.7 million relates to the U.S. state tax attributes, of which $0.6 million will expire through 2030 and $0.1 million can be carried forward indefinitely. The remaining $1.7 million tax credit carryforwards were related to Canada, of which $1.1 million expires through 2022 and $0.6 million can be carried forward indefinitely.

As of December 31, 2014, the Company had tax credit carryforwards of approximately $4.2 million available to reduce income taxes in future years. Approximately $2.1 million relates to the U.S. tax attributes (both federal and state) and expires through 2034. The remaining $2.1 million relates to Canada, of which $0.8 million expires through 2021 and $1.3 million can be carried forward indefinitely.

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in nature. This amount becomes taxable upon a repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. The amount of undistributed earnings of foreign subsidiaries totaled $18.2 million as of December 31, 2015. The estimated unrecognized deferred income tax liabilities on this temporary difference is approximately $0.4 million.

As of December 31, 2015, the Company’s total amount of gross unrecognized tax benefits was $5.5 million, of which $4.1 million would favorably affect its effective tax rate. Over the next twelve months, the Company may need to record up to $1.2 million of previously unrecognized tax benefits in the event of statute of limitations closures. The Company believes there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows. Furthermore, the Company believes it has adequately provided for all income tax uncertainties.

As of December 31, 2014, the Company’s total amount of gross unrecognized tax benefits was $6.3 million, of which $4.1 million would favorably affect its effective tax rate, if recognized. As of December 31, 2013, the Company’s total amount of gross unrecognized tax benefits was $7.1 million, of which $4.9 million would favorably affect its effective tax rate, if recognized.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

The reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2012	$7,554
Additions based on tax positions related to the current year	508
Additions for tax positions of prior years	1,475
Reductions for tax positions of prior years	(1,888)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(575)
Balance at December 31, 2013	7,074
Additions based on tax positions related to the current year	1,180
Additions for tax positions of prior years	2,601
Reductions for tax positions of prior years	(2,404)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(2,177)
Balance at December 31, 2014	6,274
Additions based on tax positions related to the current year	752
Additions for tax positions of prior years	78
Reductions for tax positions of prior years	(626)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(226)
Settlements with tax authorities	(762)
Balance at December 31, 2015	$5,490

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of each of December 31, 2015 and 2014, the Company had approximately $0.9 million of accrued interest and penalties related to uncertain tax positions. During the year ended December 31, 2015, the Company recognized less than $0.1 million of expense for an increase in interest and penalties related to uncertain tax positions. During the year ended December 31, 2014, the Company recognized approximately $0.3 million of expense for an increase in interest and penalties related to uncertain tax positions.

The Company files income tax returns in Canada, the U.S., and various states and foreign jurisdictions. Generally, the Company is no longer subject to U.S. or foreign income tax examinations by tax authorities for the years before 2007.

The Company’s income tax returns may be reviewed by tax authorities in the following countries for the following periods under the appropriate statute of limitations:

United States	2009 - Present
Canada	2010 - Present
United Kingdom	2014 - Present
Germany	2008 - Present
Netherlands	2010 - Present
China	2012 - Present
Japan	2011 - Present

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

14. Restructuring, Acquisition and Divestiture Related Costs

The following table summarizes restructuring, acquisition and divestiture related costs recorded in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
2016 restructuring	$3,148	$—	$—
2015 restructuring	1,484	—	—
2013 restructuring	—	25	2,463
2011 restructuring	1,208	389	1,287
Germany restructuring	—	—	7
Total restructuring charges	$5,840	$414	$3,757
Acquisition and related charges	$1,301	$1,521	$1,630
Divestiture related charges	1,113	—	—
Total acquisition and divestiture related charges	$2,414	$1,521	$1,630
Total restructuring, acquisition and divestiture related costs	$8,254	$1,935	$5,387

2016 Restructuring

During the third quarter of 2015, the Company initiated the 2016 restructuring program, which includes consolidating certain of our manufacturing operations to optimize our facility footprint and better utilize resources, and reducing redundant costs due to productivity cost savings and business volume reductions. Restructuring costs incurred in 2015 of $2.6 million, $0.3 million and $0.2 million were related to severance, facility, and other, respectively. We anticipate completing the 2016 restructuring program during the second quarter of 2016.

The following table summarizes restructuring costs associated with the 2016 restructuring program for each segment and unallocated corporate costs for the year ended December 31, 2015 (in thousands):

	Year Ended
	December 31, 2015	Expected Cumulative Costs
Laser Products	$55	$300 ̶ $400
Vision Technologies	2,200	3,200 ̶ 3,700
Precision Motion	833	700 ̶ 1,000
Unallocated Corporate and Shared Services	60	300 ̶ 400
Total	$3,148	$4,500 ̶ $5,500

2015 Restructuring

During the first quarter of 2015, the Company implemented a program to eliminate redundant costs, as a result of acquisition and divestiture activities, to better align our operations to our strategic growth plans, to further integrate our business lines, and as a consequence of our productivity initiatives. Restructuring costs incurred in 2015 of $1.4 million and $0.1 million were related to severance and other, respectively. The plan was substantially completed during 2015.

The following table summarizes the total costs for each segment and unallocated corporate costs related to the 2015 restructuring plan (in thousands):

Year Ended
December 31, 2015
Laser Products	$542
Vision Technologies	525
Precision Motion	79
Unallocated Corporate and Shared Services	338
Total	$1,484

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

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

The following table summarizes restructuring costs for each segment and unallocated corporate costs related to the 2013 restructuring program (in thousands):

Year Ended
December 31, 2013
Laser Products	$836
Vision Technologies	806
Precision Motion	378
Unallocated Corporate and Shared Services	443
Total	$2,463

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”) which aimed to consolidate operations to reduce the Company’s cost structure and improve operational efficiency. In total, eleven facilities have been exited as part of the 2011 restructuring plan. These eliminations resulted in the consolidation of the manufacturing facilities of the Scientific Lasers business and the optics products, the consolidation of the Company’s German operations into one facility, the consolidation of the laser scanners business into the Company’s Bedford, Massachusetts facility and the consolidation of the Company’s Japan operation into one facility. Included in the eleven facilities exited are five facilities exited as part of the Semiconductor and Laser Systems business divestitures. The restructuring costs for the Semiconductor and Laser Systems businesses have been excluded from the table below as they have been reported as part of the operating results from discontinued operations. The Company substantially completed the 2011 restructuring program in 2013. Restructuring costs from the 2011 restructuring program recognized in 2014 and 2015 are primarily depreciation and other costs for the idle facility that was vacated by the Laser Systems business.

The following table summarizes restructuring costs for each segment and unallocated corporate costs related to the 2011 restructuring plan (in thousands):

				Cumulative
	Year Ended December 31,			Costs as of
	2015	2014	2013	December 31, 2015
Laser Products	$—	$(106)	$1,042	$1,939
Vision Technologies	—	—	48	48
Precision Motion	—	—	5	122
Unallocated Corporate and Shared Services	1,208	495	192	3,153
Total	$1,208	$389	$1,287	$5,262

Presented below are actual cash charges, including severance, relocation, facility closure and consulting costs, and non-cash charges for depreciation related to the 2011 restructuring plan (in thousands):

				Cumulative
	Year Ended December 31,			Costs as of
	2015	2014	2013	December 31, 2015
Cash charges	$126	$(235)	$1,037	$3,174
Non-cash charges	1,082	624	250	2,088
Total restructuring costs	$1,208	$389	$1,287	$5,262

Rollforward of Accrued Expenses Related to Restructuring

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

The following table summarizes the accrual activities, by component, related to the Company’s restructuring charges recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Depreciation	Other
Balance at December 31, 2013	$1,374	$687	$648	$—	$39
Restructuring charges	414	(83)	(247)	624	120
Cash payments	(933)	(502)	(293)	—	(138)
Non-cash write-offs and other adjustments	(624)	—	—	(624)	—
Balance at December 31, 2014	231	102	108	—	21
Restructuring charges	5,840	3,918	441	1,082	399
Cash payments	(3,126)	(2,668)	(156)	—	(302)
Non-cash write-offs and other adjustments	(1,063)	6	13	(1,082)	—
Balance at December 31, 2015	$1,882	$1,358	$406	$—	$118

The Company expects to make $1.8 million in cash payments during the twelve months ending December 31, 2016.

Acquisition and Divestiture Related Charges

Acquisition related costs incurred to effect a business combination, including finders’ fees, legal, valuation and other professional or consulting fees, totaled $1.5 million, $0.9 million, and $1.6 million during 2015, 2014, and 2013, respectively. Acquisition related costs recognized under earn-out agreements in connection with acquisitions totaled $(0.2) million, $0.6 million, and zero during 2015, 2014, and 2013, respectively. Expenses associated with divestiture activities of $1.1 million during 2015 included legal and professional fees directly related to the completion of the JK Lasers divestiture.

15. Commitments and Contingencies

Operating Leases

The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2017 and 2019. In the U.K., where longer lease terms are more common, the Company has a land lease that extends through 2078. During the years ended December 31, 2015, 2014 and 2013, the Company recorded lease expense of $4.5 million, $4.1 million and $4.9 million, respectively. In addition to the base rent, the Company is generally required to pay insurance, real estate taxes and maintenance costs which is recorded in lease expense.

In connection with the sale of the Scientific Lasers business in 2014, the Company assigned to the buyer the lease for the facility in San Jose, California, where the Scientific Lasers business operated. The buyer assumed all of our rights and obligations under the original lease, including the duty to pay the rent for the remainder term of the lease. So long as the buyer performs its obligations as the tenant, as required by the Asset and Equity Purchase Agreement for its acquisition of the Scientific Lasers business, the Company has no responsibilities for the lease. Should the buyer cease performance under the lease, however, the landlord could still pursue the Company as the original tenant until February 28, 2019, the end of the lease term. In the meantime, the Company has indemnification rights against the buyer under the Asset and Equity Purchase Agreement for such buyer’s default. The lease associated with this facility has been excluded from the operating lease commitments table below.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

Capital Leases

     As of December 31, 2015 and 2014, the Company has gross assets under capital lease of $13.2 and $12.7 million, respectively.

  Future Lease Payments

     Future minimum lease payments under operating and capital leases expiring subsequent to December 31, 2015, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are as follows (in thousands):

Year Ending December 31,	Operating Lease	Capital Lease(1)
2016	$4,973	$1,498
2017	3,536	1,398
2018	2,723	968
2019	1,735	935
2020	154	907
Thereafter	5,361	8,139
Total minimum lease payments	$18,482	$13,845

(1)	Capital lease payments include interest payments of $3.8 million.

Purchase Commitments

As of December 31, 2015, the Company had unconditional commitments primarily for inventory purchases of $35.9 million. These purchase commitments are expected to be incurred as follows: $34.1 million in 2016, $1.5 million in 2017, and $0.3 million in 2018.

Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of these claims will have a material adverse effect upon its consolidated financial statements but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon its consolidated financial statements.

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

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

Credit Risks and Other Uncertainties

The Company maintains financial instruments such as cash and cash equivalents and trade receivables. From time to time, certain of these instruments may subject the Company to concentrations of credit risk whereby one institution may hold a significant portion of the cash and cash equivalents, or one customer may represent a large portion of the accounts receivable balances.

There was no significant concentration of credit risk related to the Company’s position in trade accounts receivable as no individual customer represented 10% or more of the Company’s outstanding accounts receivable at December 31, 2015 and 2014. Credit risk with respect to trade accounts receivables is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

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

16. Segment Information

Reportable Segments

The Company evaluates the performance of, and allocates resources to, its segments based on revenue, gross profit and operating profit. The Company’s reportable segments have been identified based on commonality and adjacency of technologies, applications and customers amongst the Company’s individual product lines.

We operate in three reportable segments: Laser Products, Vision Technologies (formerly known as Medical Technologies), and Precision Motion. The reportable segments and their principal activities consist of the following:

Laser Products

The Laser Products segment designs, manufactures and markets photonics-based solutions, including CO2 laser sources, laser scanning and beam delivery products, to customers worldwide. The segment serves highly demanding photonics-based applications such as industrial material processing, metrology, medical and life science imaging, and medical laser procedures. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Vision Technologies

The Vision Technologies segment designs, manufactures and markets a range of medical grade technologies, including visualization solutions, imaging informatics products, optical data collection and machine vision technologies, radio frequency identification technologies (RFID), thermal printers, and light and color measurement instrumentation to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Precision Motion

The Precision Motion segment designs, manufactures and markets optical encoders, precision motor and motion control technology, air bearing spindles and precision machined components to customers worldwide. The vast majority of the segment’s product offerings are sold into the advanced industrial market and the medical market. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

Reportable Segment Financial Information

Revenue, gross profit, operating income (loss) from continuing operations, depreciation and amortization, accounts receivable and inventory by reportable segments are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue
Laser Products	$168,331	$177,726	$166,598
Vision Technologies	124,725	122,187	90,276
Precision Motion	80,542	64,793	60,036
Total	$373,598	$364,706	$316,910

	Year Ended December 31,
	2015	2014	2013
Gross Profit
Laser Products	$73,602	$74,224	$68,819
Vision Technologies	48,966	48,678	35,824
Precision Motion	36,709	28,333	27,778
Unallocated Corporate and Shared Services	(1,387)	(1,068)	(194)
Total	$157,890	$150,167	$132,227

	Year Ended December 31,
	2015	2014	2013
Operating Income (Loss) from Continuing Operations
Laser Products	$35,971	$33,053	$25,143
Vision Technologies	(2,057)	(43,079)	3,566
Precision Motion	16,877	13,023	12,062
Unallocated Corporate and Shared Services	(21,858)	(19,803)	(21,325)
Total	$28,933	$(16,806)	$19,446

	Year Ended December 31,
	2015	2014	2013
Depreciation and Amortization
Laser Products	$6,083	$6,481	$6,335
Vision Technologies	8,599	13,254	8,808
Precision Motion	2,533	1,943	1,979
Unallocated Corporate and Shared Services	2,981	2,743	2,828
Total	$20,196	$24,421	$19,950

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

	December 31,
	2015	2014
Accounts Receivable
Laser Products	21,763	24,083
Vision Technologies	21,691	18,922
Precision Motion	13,734	8,489
Total accounts receivable	57,188	51,494
Inventory
Laser Products	29,501	34,947
Vision Technologies	19,583	19,596
Precision Motion	10,482	8,400
Total inventory	59,566	62,943
Total segment assets	116,754	114,437

	December 31,
	2015	2014
Total Assets
Total segment assets	116,754	114,437
Cash and cash equivalents	59,959	51,146
Income taxes receivable	2,510	5,906
Deferred tax assets	—	5,971
Prepaid expenses and other current assets	5,989	5,081
Assets of discontinued operations	—	631
Property, plant and equipment, net	40,550	40,088
Deferred tax assets	7,885	2,912
Other assets	12,673	12,134
Intangible assets, net	66,269	67,242
Goodwill	103,456	90,746
Total	$416,045	$396,294

Geographic Information

The Company aggregates geographic revenue based on the customer location where products are shipped. Revenue to these customers is as follows (in thousands, except percentage data):

	Year Ended December 31,
	2015		2014		2013
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$154,825	41.4%	$140,973	38.7%	$107,892	34.0%
Germany	54,743	14.7	59,029	16.2	56,287	17.8
Rest of Europe	48,277	12.9	54,308	14.9	45,698	14.4
China	38,491	10.3	40,792	11.2	37,651	11.9
Rest of Asia-Pacific	62,467	16.7	58,830	16.1	57,802	18.2
Other	14,795	4.0	10,774	2.9	11,580	3.7
Total	$373,598	100.0%	$364,706	100.0%	$316,910	100.0%

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2015

Long-lived assets consist of property, plant and equipment, net, and are aggregated based on the location of the assets. A summary of these long-lived assets is as follows (in thousands):

	December 31,
	2015	2014
United States	$34,907	$32,988
Europe	4,014	5,318
China	1,593	1,705
Asia-Pacific and other	36	77
Total	$40,550	$40,088

Significant Customers

No customer accounted for greater than 10% of the Company’s sales during the years ended December 31, 2015, 2014 or 2013.

Supplementary Information

(Unaudited)

The Company’s interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

On April 15, 2015, the Company completed the sale of certain assets and liabilities of the JK Lasers business for $29.6 million in cash, net of the final working capital adjustments and transaction costs, and recorded a pre-tax gain on sale of $19.6 million.

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

The following tables reflect the Company’s unaudited condensed consolidated statements of operations (in thousands except per share data):

	Three Months Ended
	December 31,	October 2,	July 3,	April 3,
	2015	2015	2015	2015
Revenue	$90,219	$92,271	$96,494	$94,614
Cost of revenue	53,590	52,361	55,149	54,608
Gross profit	36,629	39,910	41,345	40,006
Operating expenses:
Research and development and engineering	7,295	7,693	7,840	8,215
Selling, general and administrative	19,080	19,979	20,922	22,068
Amortization of purchased intangible assets	2,018	1,852	1,852	1,889
Restructuring, acquisition and divestiture related costs	4,022	1,379	416	2,437
Total operating expenses	32,415	30,903	31,030	34,609
Operating income from continuing operations	4,214	9,007	10,315	5,397
Interest income (expense), foreign exchange transaction gains (losses), other income (expense), net and gain on disposal of business	1,721	13	15,506	(151)
Income from continuing operations before income taxes	5,935	9,020	25,821	5,246
Income tax provision (benefit)	(168)	2,452	6,310	1,800
Income from continuing operations	6,103	6,568	19,511	3,446
Loss from discontinued operations, net of tax	—	—	(13)	—
Consolidated net income	$6,103	$6,568	$19,498	$3,446
Earnings per common share from continuing operations:
Basic	$0.18	$0.19	$0.56	$0.10
Diluted	$0.18	$0.19	$0.56	$0.10
Loss per common share from discontinued operations:
Basic	$—	$—	$(0.00)	$—
Diluted	$—	$—	$(0.00)	$—
Earnings per common share attributable to GSI Group Inc.
Basic	$0.18	$0.19	$0.56	$0.10
Diluted	$0.18	$0.19	$0.56	$0.10

	Three Months Ended
	December 31,	September 26,	June 27,	March 28,
	2014	2014	2014	2014
Revenue	$94,012	$94,656	$96,905	$79,133
Cost of revenue	54,284	54,973	58,254	47,028
Gross profit	39,728	39,683	38,651	32,105
Operating expenses:
Research and development and engineering	7,837	7,735	7,525	5,857
Selling, general and administrative	21,840	21,512	21,410	19,618
Amortization of purchased intangible assets	2,799	2,843	2,876	1,744
Restructuring, acquisition and divestiture related costs	(14)	771	360	818
Impairment of goodwill and intangible assets	41,442	—	—	—
Total operating expenses	73,904	32,861	32,171	28,037
Operating income (loss) from continuing operations	(34,176)	6,822	6,480	4,068
Interest income (expense), foreign exchange transaction gains (losses) and other income (expense), net	(127)	310	(1,017)	(275)
Income (loss) from continuing operations before income taxes	(34,303)	7,132	5,463	3,793
Income tax provision (benefit)	(6,013)	2,013	2,057	937
Income (loss) from continuing operations	(28,290)	5,119	3,406	2,856
Loss from discontinued operations, net of tax	(790)	(273)	(2,678)	(1,866)
Loss on disposal of discontinued operations, net of tax	(1,405)	(321)	—	—
Consolidated net income (loss)	(30,485)	4,525	728	990
Less: Net income attributable to noncontrolling interest	—	—	(3)	(7)
Net income (loss) attributable to GSI Group Inc.	$(30,485)	$4,525	$725	$983
Earnings (loss) per common share from continuing operations:
Basic	$(0.82)	$0.15	$0.10	$0.08
Diluted	$(0.82)	$0.15	$0.10	$0.08
Loss per common share from discontinued operations:
Basic	$(0.06)	$(0.02)	$(0.08)	$(0.05)
Diluted	$(0.06)	$(0.02)	$(0.08)	$(0.05)
Earnings (loss) per common share attributable to GSI Group Inc.
Basic	$(0.88)	$0.13	$0.02	$0.03
Diluted	$(0.88)	$0.13	$0.02	$0.03

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

Evaluation of Disclosure Controls and Procedures as of December 31, 2015

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 28, 2014, the Company acquired JADAK.  Other than the changes to our internal controls to integrate JADAK into the Company, there were no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making their assessment, our management utilized the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on our evaluation under the framework in Internal Control—Integrated Framework, issued by COSO in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is contained in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

The remainder of the response to this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 10, 2016 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 10, 2016 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 10, 2016 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 10, 2016 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 10, 2016 and is incorporated herein by reference.

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

3. List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Agreement and Plan of Merger, by and among the Registrant, Eagle Acquisition Corporation, and Excel Technology, Inc. dated July 9, 2008.	8-K	000-25705	2.1	7/11/08

2.2	Asset Purchase Agreement, by and between GSI Group Corporation and Gooch & Housego (California) LLC., dated July 3, 2008.	10-Q	000-25705	2.1	4/13/10

2.3	Final Fourth Modified Joint Chapter 11 Plan of Reorganization for the Registrant, GSI Group Corporation, and MES International, Inc., dated as of May 24, 2010, as supplemented on May 27, 2010, and as confirmed by the United States Bankruptcy Court for the District of Delaware on May 27, 2010.	8-K	000-25705	99.2	05/28/10

2.4	Master Purchase and Sale Agreement, dated April 9, 2013, between GSI Group Inc., GSI Group Corporation, GSI Group Corporation, Korea Branch, GSI Group Corporation, Taiwan Branch, GSI Group Japan Corporation, GSI Group GmbH and Electro Scientific Industries, Inc.	8-K	000-25705	2.1	5/09/13

2.5	Securities Purchase Agreement dated January 15, 2013, between NDSSI Holdings, LLC, NDS Surgical Imaging, Inc., GSI Group Inc. and GSI Group Limited UK.	8-K	001-35083	2.1	01/15/13

2.6	Equity Purchase Agreement dated February 18, 2014, between JADAK, LLC, JADAK Technologies, Inc., Advanced Data Capture Corporation, GSI Group Inc. and GSI Group Corporation.	8-K	001-35083	10.1	02/18/14

2.7	Asset and Equity Purchase Agreement, dated June 24, 2014, by and among GSI Group Inc., Excel Technology, Inc., Continuum Electro-Optics, Inc., GSI Europe GmbH, GSI Group France S.A.S., GSI Group Japan Corporation and Amplitude Laser, Inc. and Amplitude Technologies, S.A. (The registrant hereby agrees to furnish a copy of any omitted schedule to the Commission upon request.)	8-K	001-35083	2.1	07/21/14

2.8	Purchase Agreement, dated April 15, 2015, by and among GSI Group Limited, GSI Group Corporation, GSI Group Europe GmbH, GSI Group Japan Corporation, GSI Group Precision Technologies (Suzhou) Co., LTD., GSI Group Inc., JKL Newco Limited, and SPI Lasers UK Limited, SPI Lasers LLC, SPI Lasers (Shanghai) Co., Ltd. and Trumpf Corporation. (The registrant hereby agrees to furnish a copy of any omitted schedule to the Commission upon request.)	8-K	001-35083	10.1	04/20/15
3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-202597	3.1	03/09/15

3.2	By-Laws of the Registrant, as amended.	10-Q	000-25705	3.2	4/13/10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	S-3	333-202597	3.2	03/09/15

4.1	Specimen Stock Certificate	S-3	333-202597	4.2	03/09/15

4.2	Form of Indenture, between the Registrant and Wilmington Trust, National Association.	S-3	333-202597	4.3	03/09/15

10.1†	Form of Indemnification Agreement.	8-K	000-25705	10.1	06/10/09

10.2†	GSI Group, Inc. 2010 Incentive Award Plan (Amended and Restated Effective April 9, 2014).	8-K	000-35083	10.1	05/20/14

10.3†	Employment Agreement, dated as of November 16, 2010, between GSI Group Inc. and John Roush.	8-K	000-25705	10.1	11/17/10

10.4†	Employment Agreement, dated as of February 10, 2011, between GSI Group Inc. and Robert Buckley.	8-K	001-35083	10.1	02/11/11

10.5†	Form of Deferred Stock Unit Award Agreement.	10-K	001-35083	10.59	03/30/11

10.6†	Form of Restricted Stock Unit Award Agreement for John Roush and Robert Buckley.	10-K	001-35083	10.60	03/30/11

10.7	First Amendment to the Engagement Letter between the Registrant, GSI Group Corporation, MES International, Inc. and FTI Consulting, Inc., dated as of February 6, 2011.	10-K	001-35083	10.61	03/30/11

10.8†	Form of U.S. Restricted Stock Unit Award Agreement.	10-Q	001-35083	10.2	05/16/11

10.9†	Offer Letter, dated June 8, 2011, between GSI Group Inc. and Peter Chang.	10-Q	001-35083	10.1	11/10/11

10.10	Amended and Restated Lease, dated May 1, 2012, by and between GSI Group Inc. and 125 Middlesex Turnpike, LLC.	8-K	001-35083	10.1	05/04/12

10.11	Second Amendment to Credit Agreement, dated July 19, 2012, by and among GSI Group Corporation, GSI Group Inc., and Bank of America, N.A., as Administrative Agent.	8-K	001-35083	10.1	07/23/12

10.12	Third Amendment to Credit Agreement, dated October 16, 2012, by and among GSI Group Corporation, GSI Group, Inc., and Bank of America, N.A., as Administrative Agent.	10-Q	001-35083	10.3	11/07/12

10.13†	Severance Agreement, dated as of August 15, 2012, between GSI Group Inc. and Peter Chang.	10-Q	001-35083	10.7	11/07/12
10.14†	Offer Letter, dated August 24, 2012, between GSI Group Inc. and Matthijs Glastra.	10-Q	001-35083	10.7	11/07/12

10.15	Amended and Restated Credit Agreement, dated as of December 27, 2012, by and among GSI Group Corporation, GSI Group Inc., Bank of America, N.A., as Administrative Agent, Line Lender and L/C Issuer, Silicon Valley Bank, as Syndication Agent, and HSBC Bank USA, N.A., as Documentation Agent, and the other lenders party thereto.	8-K	001-35083	10.1	01/03/13

10.16	Consent and First Amendment to Amended and Restated Credit Agreement dated January 14, 2013 by and among GSI Group Corporation and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	8-K	001-35083	10.1	01/15/13

10.17	Joinder and Amendment Agreement, dated as of February 1, 2013, by and among GSI Group Corporation, NDS Surgical Imaging, LLC, GSI Group Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.	8-K	001-35083	10.1	02/07/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.18†	Letter Agreement, dated October 28, 2013, between GSI Group Inc. and Jamie Bader.	8-K	001-35083	10.1	10/30/13

10.19	Third Amendment to Amended and Restated Credit Agreement, dated September 13, 2013, by and among GSI Group Corporation, NDS Surgical Imaging, LLC, GSI Group Inc., each of the other Guarantors party hereto, each lender party hereto, and Bank of America, N.A., as Administrative Agent.	10-Q	001-35083	10.1	11/05/13

10.20	Lease Agreement, dated November 22, 2013, by and between Continuum Electro-Optics, Inc., GSI Group Corporation and Legacy Partners I San Jose, LLC.	8-K	001-35083	10.1	12/02/13

10.21	Fourth Amendment to Amended and Restated Credit Agreement, dated as of February 10, 2014, by and among GSI Group Corporation, NDS Surgical Imaging, LLC, GSI Group Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.	8-K	001-35083	10.1	02/14/14

10.22

Fifth Amendment to Amended and Restated Credit Agreement, dated as of January 22, 2016, by and among GSI Group Corporation, NDS Surgical Imaging, LLC, GSI Group Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.

							*

10.23	Restricted Stock Unit Inducement Award Grant Notice	S-8	333-194557	99.1	03/14/14

10.24	Lease Agreement, dated as of May 31, 2013, by and between JADAK, LLC and Hancock Part Development, LLC.	10-Q	001-35083	10.3	05/06/14

10.25†	Severance Agreement between GSI Group Inc. and Deborah A. Mulryan, dated January 13, 2015.	10-K	001-35083	10.23	03/09/15

21.1	Subsidiaries of the Registrant.					*

23.1	Consent of Independent Registered Public Accounting Firm.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document.					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.
*	Filed herewith
**	Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI GROUP INC.

By:	/s/ John A. Roush
John A. Roush
Chief Executive Officer

Date: March 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush	Director, Chief Executive Officer	March 2, 2016
John A. Roush

/s/ Robert J. Buckley	Chief Financial Officer	March 2, 2016
Robert J. Buckley

/s/ Peter L. Chang	Vice President, Corporate Controller	March 2, 2016
Peter L. Chang	(Chief Accounting Officer)

/s/ Stephen W. Bershad	Chairman of the Board of Directors	March 2, 2016
Stephen W. Bershad

/s/ Harry L. Bosco	Director	March 2, 2016
Harry L. Bosco

/s/ Dennis J. Fortino	Director	March 2, 2016
Dennis J. Fortino

/s/ Ira J. Lamel	Director	March 2, 2016
Ira J. Lamel

/s/ Dominic A. Romeo	Director	March 2, 2016
Dominic A. Romeo

/s/ Thomas N. Secor	Director	March 2, 2016
Thomas N. Secor