Form 10-Q
period 2016-04-01
GSI GROUP INC
filed 2016-05-06
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016

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

As of April 29, 2016, there were 34,520,156 of the Registrant’s common shares, no par value, issued and outstanding.

GSI GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GSI GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	April 1,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$67,892	$59,959
Accounts receivable, net of allowance of $529 and $500, respectively	58,683	57,188
Inventories	61,764	59,566
Income taxes receivable	2,454	2,510
Prepaid expenses and other current assets	4,633	5,989
Total current assets	195,426	185,212
Property, plant and equipment, net	36,195	40,550
Deferred tax assets	7,966	7,885
Other assets	10,563	12,673
Intangible assets, net	62,968	66,269
Goodwill	103,413	103,456
Total assets	$416,531	$416,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,395	$7,385
Accounts payable	26,893	24,401
Income taxes payable	1,770	3,985
Accrued expenses and other current liabilities	24,274	21,182
Total current liabilities	60,332	56,953
Long-term debt	86,763	88,426
Deferred tax liabilities	556	449
Income taxes payable	5,919	6,071
Other liabilities	15,745	19,445
Total liabilities	169,315	171,344
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,516 and 34,345, respectively	423,856	423,856
Additional paid-in capital	29,320	29,225
Accumulated deficit	(187,644)	(189,550)
Accumulated other comprehensive loss	(18,316)	(18,830)
Total stockholders’ equity	247,216	244,701
Total liabilities and stockholders’ equity	$416,531	$416,045

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended
	April 1,	April 3,
	2016	2015
Revenue	$90,316	$94,614
Cost of revenue	53,424	54,608
Gross profit	36,892	40,006
Operating expenses:
Research and development and engineering	8,052	8,215
Selling, general and administrative	21,187	22,068
Amortization of purchased intangible assets	2,108	1,889
Restructuring, acquisition and divestiture related costs	2,958	2,437
Total operating expenses	34,305	34,609
Operating income from continuing operations	2,587	5,397
Interest income (expense), net	(1,185)	(1,397)
Foreign exchange transaction gains (losses), net	83	517
Other income (expense), net	743	729
Income from continuing operations before income taxes	2,228	5,246
Income tax provision	322	1,800
Income from continuing operations	1,906	3,446
Loss from discontinued operations, net of tax	—	—
Consolidated net income	$1,906	$3,446

Earnings per common share from continuing operations:
Basic	$0.05	$0.10
Diluted	$0.05	$0.10
Loss per common share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—
Earnings per common share:
Basic	$0.05	$0.10
Diluted	$0.05	$0.10

Weighted average common shares outstanding—basic	34,657	34,506
Weighted average common shares outstanding—diluted	34,853	34,999

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	April 1,	April 3,
	2016	2015
Consolidated net income	$1,906	$3,446
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	65	(4,506)
Pension liability adjustments, net of tax (2)	449	729
Total other comprehensive income (loss)	514	(3,777)
Total consolidated comprehensive income (loss)	$2,420	$(331)

(1)	The tax effect on this component of comprehensive income was nominal for the three months ended April 1, 2016 and $0.5 million for the three months ended April 3, 2015.
(2)

The tax effect on this component of comprehensive income was not material for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	April 1,	April 3,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$1,906	$3,446
Less: Loss from discontinued operations, net of tax	—	—
Income from continuing operations	1,906	3,446
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	5,229	4,762
Provision for inventory excess and obsolescence	1,493	516
Share-based compensation	1,342	1,597
Deferred income taxes	108	(103)
Earnings from equity-method investment	(740)	(727)
Dividend from equity-method investment	2,341	—
Non-cash restructuring and acquisition related charges	602	288
Other	195	415
Changes in assets and liabilities which (used)/provided cash, excluding effects from businesses purchased or classified as discontinued operations:
Accounts receivable	(1,139)	(5,096)
Inventories	(3,519)	(3,975)
Income taxes receivable, prepaid expenses and other current assets	(514)	649
Accounts payable, income taxes payable, accrued expenses and other current liabilities	1,302	4,660
Other non-current assets and liabilities	(308)	(390)
Cash provided by operating activities of continuing operations	8,298	6,042
Cash provided by operating activities of discontinued operations	—	—
Cash provided by operating activities	8,298	6,042
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,341)	(946)
Acquisition of businesses, net of cash acquired and working capital adjustments	422	(13,852)
Proceeds from the sale of property, plant and equipment	3,589	23
Cash provided by (used in) investing activities of continuing operations	1,670	(14,775)
Cash provided by investing activities of discontinued operations	1,498	—
Cash provided by (used in) investing activities	3,168	(14,775)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	13,000
Repayments of long-term debt and revolving credit facility	(1,875)	(4,875)
Payments of withholding taxes from stock-based awards	(1,320)	(1,352)
Capital lease payments	(342)	(201)
Other financing activities	88	159
Cash provided by (used in) financing activities of continuing operations	(3,449)	6,731
Cash provided by financing activities of discontinued operations	—	—
Cash provided by (used in) financing activities	(3,449)	6,731
Effect of exchange rates on cash and cash equivalents	(84)	(1,602)
Increase (decrease) in cash and cash equivalents	7,933	(3,604)
Cash and cash equivalents, beginning of period	59,959	51,146
Cash and cash equivalents, end of period	$67,892	$47,542
Supplemental disclosure of cash flow information:
Cash paid for interest	$810	$975
Cash paid for income taxes	$2,470	$1,559
Income tax refunds received	$1	$16
Supplemental disclosure of non-cash financing activity:
Assets acquired under capital lease obligations	$—	$17

The accompanying notes are an integral part of these consolidated financial statements.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 1, 2016

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

The accompanying unaudited interim consolidated financial statements have been prepared in U.S. dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, these interim consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

The Company has a 41% ownership interest in Laser Quantum Ltd. (“Laser Quantum”), a privately held company located in the United Kingdom. The Company records the results of this entity under the equity method as it does not have a controlling interest in the entity.

The Company’s unaudited interim financial statements are prepared for each quarterly period ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

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

Recent Accounting Pronouncements

Share-Based Compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, the ASU requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. This ASU also requires that cash paid through directly withholding shares for tax-withholding purposes be classified as a financing activity in the statement of cash flows. In addition, this ASU allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which provides comprehensive lease accounting guidance. The standard requires entities to recognize lease assets and liabilities on the balance sheet and to disclose key information

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2016

(Unaudited)

about leasing arrangements. ASU 2016-02 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40),” which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 will be effective for annual reporting periods ending after December 15, 2016. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have an impact on the Company’s consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” and requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. Upon adoption, an entity may apply the new guidance either retrospectively to each prior reporting period presented or retrospectively only to customer contracts not yet completed as of the date of adoption with the cumulative effect of initially applying the standard recognized in beginning retained earnings at the date of the initial application. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year, with the option of early adoption as of the original effective date. The amendment in ASU 2015-14 will result in ASU 2014-09 being effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

2. Business Combinations

On November 9, 2015, the Company acquired certain assets and liabilities of Lincoln Laser Company (“Lincoln Laser”), a Phoenix, Arizona-based provider of ultrafast precision polygon scanners and other optical scanning solutions for the medical, food processing, and advanced industrial markets, for a total purchase price of $12.1 million, net of working capital adjustments. During the first quarter of 2016, the Company finalized the working capital adjustments with the sellers of Lincoln Laser and received a payment of $0.4 million.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2016

(Unaudited)

3. Discontinued Operations and Divestitures

In April 2015, the Company completed the sale of certain assets and liabilities of its JK Lasers business, previously included in the Laser Products segment, for approximately $29.6 million in cash, net of final working capital adjustments and transaction costs. The Company recognized a pre-tax gain on sale of $19.6 million in the consolidated statement of operations. The JK Lasers business divestiture did not qualify for discontinued operations accounting treatment.

In July 2014, the Company completed the sale of certain assets and liabilities of its Scientific Lasers business for approximately $6.5 million in cash, net of working capital adjustments.  In accordance with the purchase and sale agreement, $1.5 million of the sales proceeds was held in escrow until January 2016. The Company reported the $1.5 million escrow in other current assets on the balance sheet as of December 31, 2015. In January 2016, the $1.5 million escrow was released to the Company in full and is reported as cash flow from investing activities of discontinued operations.

4. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) was as follows (in thousands):

	Total accumulated
	other	Foreign currency
	comprehensive	translation	Pension
	income (loss)	adjustments	liability
Balance at December 31, 2015	$(18,830)	$(9,698)	$(9,132)
Other comprehensive income (loss)	321	65	256
Amounts reclassified from other comprehensive income (loss) (1)	193	—	193
Balance at April 1, 2016	$(18,316)	$(9,633)	$(8,683)

(1)	The amounts reclassified from other comprehensive income (loss) were included in selling, general and administrative expenses in the consolidated statements of operations.

5. Earnings per Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For diluted earnings per common share, the denominator also includes the dilutive effect of outstanding restricted stock units and stock options determined using the treasury stock method. Dilutive effects of contingently issuable shares are included in the weighted average dilutive share calculation when the contingencies have been resolved. For periods in which net losses are generated, the dilutive potential common shares are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2016

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	April 1,	April 3,
	2016	2015
Numerators:
Income from continuing operations	$1,906	$3,446
Loss from discontinued operations	—	—
Consolidated net income	$1,906	$3,446

Denominators:
Weighted average common shares outstanding— basic	34,657	34,506
Dilutive potential common shares	196	493
Weighted average common shares outstanding— diluted	34,853	34,999
Antidilutive common shares excluded from above	—	—

Basic Earnings per Common Share:
From continuing operations	$0.05	$0.10
From discontinued operations	$—	$—
Basic earnings per share	$0.05	$0.10

Diluted Earnings per Common Share:
From continuing operations	$0.05	$0.10
From discontinued operations	$—	$—
Diluted earnings per share	$0.05	$0.10

Common Stock Repurchases

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. As of December 31, 2015, the Company had repurchased an aggregate of 172 thousand shares for an aggregate purchase price of $2.2 million at an average price of $12.48 per share. There have been no share repurchases to date in 2016.

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

The Company’s cash equivalents are investments in money market accounts, which represent the only asset the Company measures at fair value on a recurring basis. The Company determines the fair value of our cash equivalents using a market approach based on quoted prices in active markets. The fair values of cash, accounts receivable, income taxes receivable, accounts payable,

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2016

(Unaudited)

income taxes payable and accrued expenses and other current liabilities (excluding contingent considerations) approximate their carrying values because of their short-term nature.

Contingent consideration

On December 18, 2015, the Company acquired all assets and certain liabilities of Skyetek Inc. (“Skyetek”). Under the purchase and sale agreement for the Skyetek acquisition, the owners of Skyetek are eligible to receive contingent consideration based on the achievement of certain sales order commitment targets from October 2015 through June 2017. If such targets are achieved, the contingent consideration will be payable in 2017. The Company recognized an estimated fair value of $0.2 million as part of the purchase price as of the acquisition date. The estimated fair value of the contingent consideration is reported as an other liability in the consolidated balance sheet as of April 1, 2016 and December 31, 2015, respectively.

Under the purchase and sale agreement for the Lincoln Laser acquisition, the shareholders of Lincoln Laser are eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal year 2016. If such targets are achieved, the contingent consideration will be payable in cash in 2017. The estimated fair value of $2.3 million was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. The estimated fair value of the contingent consideration is reported as an other current liability and an other liability in the consolidated balance sheet as of April 1, 2016 and December 31, 2015, respectively.

On February 19, 2015, the Company acquired Applimotion Inc. (“Applimotion”). The former shareholders of Applimotion are eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal years 2015 to 2017. If such targets are achieved, the contingent consideration will be payable in cash in two installments in 2017 and 2018, respectively. The estimated fair value of $1.0 million was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. In December 2015, a $0.4 million increase in the estimated fair value was recorded in the consolidated statement of operations in restructuring, acquisition and divestiture related costs. The estimated fair value of the contingent consideration is reported as an other current liability and an other liability in the consolidated balance sheet as of April 1, 2016 and as a long-term liability as of December 31, 2015 in accordance with the timing of the estimated payments.

The following table summarizes the fair values of our financial assets and liabilities as of April 1, 2016 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$3,607	$3,607	$—	$—
Liabilities
Contingent consideration	$3,889	$—	$—	$3,889

The following table summarizes the fair values of our financial assets and liabilities as of December 31, 2015 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$4,657	$4,657	$—	$—
Liabilities
Contingent consideration	$3,889	$—	$—	$3,889

Changes in the fair value of Level 3 contingent consideration during the three months ended April 1, 2016 were as follows (in thousands):

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2016

(Unaudited)

Contingent Consideration
Balance at December 31, 2015	$3,889
Fair value adjustment	—
Balance at April 1, 2016	$3,889

See Note 9 to Consolidated Financial Statements for a discussion of the estimated fair value of the Company’s outstanding debt.

7. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances annually for impairment as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company performed its annual goodwill impairment test at the beginning of the second quarter of 2015 and noted no impairment of goodwill. With the exception of our NDS reporting unit, implied fair value of reporting units exceeded their carrying values by at least 20%.

The following table summarizes changes in goodwill during the three months ended April 1, 2016 (in thousands):

Balance at beginning of the period	$103,456
Net working capital adjustment of Lincoln Laser acquisition	(43)
Balance at end of the period	$103,413

Goodwill by reportable segment as of April 1, 2016 was as follows (in thousands):

	Reportable Segment
	Laser Products	Vision Technologies	Precision Motion	Total
Goodwill	$136,278	$84,401	$33,963	$254,642
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$33,817	$52,679	$16,917	$103,413

Goodwill by reportable segment as of December 31, 2015 was as follows (in thousands):

	Reportable Segment
	Laser Products	Vision Technologies	Precision Motion	Total
Goodwill	$136,321	$84,401	$33,963	$254,685
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$33,860	$52,679	$16,917	$103,456

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2016

(Unaudited)

Intangible Assets

Intangible assets as of April 1, 2016 and December 31, 2015, respectively, are summarized as follows (in thousands):

	April 1, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and acquired technologies	$80,977	$(65,636)	$15,341	$82,821	$(66,297)	$16,524
Customer relationships	67,102	(38,411)	28,691	67,168	(36,914)	30,254
Customer backlog	2,644	(2,602)	42	2,644	(2,589)	55
Non-compete covenant	2,514	(1,016)	1,498	2,514	(882)	1,632
Trademarks and trade names	10,667	(6,298)	4,369	10,711	(5,934)	4,777
Amortizable intangible assets	163,904	(113,963)	49,941	165,858	(112,616)	53,242
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$176,931	$(113,963)	$62,968	$178,885	$(112,616)	$66,269

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

	Three Months Ended
	April 1, 2016	April 3, 2015
Amortization expense – cost of revenue	$1,184	$1,119
Amortization expense – operating expenses	2,108	1,889
Total amortization expense	$3,292	$3,008

Estimated amortization expense for each of the five succeeding years and thereafter as of April 1, 2016 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2016 (remainder of year)	$2,909	$5,608	$8,517
2017	3,542	6,877	10,419
2018	2,044	6,285	8,329
2019	1,751	4,306	6,057
2020	1,494	2,401	3,895
Thereafter	3,601	9,123	12,724
Total	$15,341	$34,600	$49,941

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2016

(Unaudited)

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	April 1, 2016	December 31, 2015
Raw materials	$37,486	$38,511
Work-in-process	12,438	10,138
Finished goods	11,146	9,266
Demo and consigned inventory	694	1,651
Total inventories	$61,764	$59,566

Accrued Expenses and Other Current Liabilities

	April 1, 2016	December 31, 2015
Accrued compensation and benefits	$7,741	$7,357
Accrued warranty	3,248	3,335
Accrued restructuring	2,383	1,652
Accrued contingent considerations	2,901	—
Accrued professional services fees and other	8,001	8,838
Total	$24,274	$21,182

Accrued Warranty

	Three Months Ended
	April 1, 2016	April 3, 2015
Balance at beginning of the period	$3,335	$3,044
Provision charged to cost of revenue	310	429
Acquisition related warranty accrual	—	94
Use of provision	(393)	(342)
Reclassification to liabilities held for sale	—	(376)
Foreign currency exchange rate changes	(4)	(24)
Balance at end of period	$3,248	$2,825

Other Long Term Liabilities

	April 1, 2016	December 31, 2015
Capital lease obligations	$8,955	$9,173
Accrued pension liabilities	3,287	3,693
Accrued contingent considerations	988	3,889
Other	2,515	2,690
Total	$15,745	$19,445

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2016

(Unaudited)

9. Debt

Debt consisted of the following (in thousands):

	April 1, 2016	December 31, 2015
Senior Credit Facilities – term loan	$7,500	$7,500
Less: unamortized debt issuance costs	(105)	(115)
Total current portion of long-term debt	$7,395	$7,385

Senior Credit Facilities – term loan	$18,125	$20,000
Senior Credit Facilities – revolving credit facility	70,000	70,000
Less: unamortized debt issuance costs	(1,362)	(1,574)
Total long-term debt	$86,763	$88,426

Total Senior Credit Facilities	$94,158	$95,811

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

The Company is required to satisfy certain financial and non-financial covenants under the Amended and Restated Credit Agreement. The Company was in compliance with these covenants as of April 1, 2016.

Fair Value of Debt

As of April 1, 2016 and December 31, 2015, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity.

10. Share-Based Compensation

The table below summarizes share-based compensation expense recorded in income from continuing operations in the consolidated statements of operations (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Selling, general and administrative	$1,243	$1,484
Research and development and engineering	25	49
Cost of revenue	74	64
Restructuring, acquisition and divestiture related costs	—	(44)
Total share-based compensation expense	$1,342	$1,553

The expense recorded during each of the three-month periods ended April 1, 2016 and April 3, 2015, respectively, included $0.5 million related to deferred stock units granted to the members of the Company’s Board of Directors.

Restricted Stock Units and Deferred Stock Units

The Company’s restricted stock units (“RSUs”) have generally been issued with a three-year vesting period and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis over the requisite

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2016

(Unaudited)

service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and actual experience.

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors. The compensation expense associated with the DSUs is recognized in full on the respective date of grant, as DSUs are fully vested and non-forfeitable upon grant.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended April 1, 2016:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	619	$12.32
Granted	309	$13.20
Vested	(307)	$11.96
Forfeited	(6)	$11.05
Unvested at April 1, 2016	615	$12.75
Expected to vest as of April 1, 2016	586

The total fair value of RSUs and DSUs that vested during the three months ended April 1, 2016 was $4.0 million based on the market price of the underlying stock on the date of vesting.

Performance Stock Units

On March 30, 2016, the Company granted 46 thousand performance stock units (“PSUs”) to certain members of the executive management team.  The performance objective is measured using cumulative Non-GAAP EPS over a three-year performance cycle.  The Company recognizes compensation expense for PSUs on a straight-line basis. Compensation expense is determined based on the number of shares that are deemed probable of vesting at the end of the three-year performance cycle. This probability assessment is performed each quarter. The cumulative effect of the changes in the estimated compensation expense will be recognized in the consolidated statement of operations in the period in which such determination is made.

The table below summarizes activities relating to PSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended April 1, 2016:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	—	$—
Granted	46	$14.13
Vested	—	$—
Forfeited	—	$—
Unvested at April 1, 2016	46	$14.13
Expected to vest as of April 1, 2016	46

Stock Options

On March 30, 2016, the Company granted 193 thousand stock options to certain members of the executive management team to purchase common shares of the Company at a price equal to the closing market price of the Company’s common shares on the date of grant. The stock options vest ratably over a three-year period from the date of grant and expire on the tenth anniversary of the date of grant. We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, the expected volatility of our common stock over the expected term of the options, the risk-free interest rate, and our expected dividend yield. The Company recognizes the compensation expense of stock options on a straight-line basis in the consolidated statement of operations over the vesting period.

The table below summarizes activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended April 1, 2016:

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2016

(Unaudited)

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2015	—	$—
Granted	193	$14.13
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of April 1, 2016	193	$14.13
Exercisable as of April 1, 2016	—
Expected to vest as of April 1, 2016	193

The fair value of stock options granted during the three months ended April 1, 2016 was estimated as of the grant date using the Black-Scholes valuation model with the following assumptions:

Three Months Ended April 1, 2016
Expected option term in years (1)	6.0
Expected volatility (2)	33.8%
Risk-free interest rate (3)	1.6%
Expected annual dividend yield (4)	—

(1)	The expected option term was calculated using the simplified method provided by Codification of Staff Accounting Bulletin Topic 14: “Share-Based Payment”.
(2)	The expected volatility was determined based on the historical volatility of the Company’s common stock over the expected option term.
(3)	Risk-free interest rate was based upon treasury instrument whose term was one year longer than the expected option term.
(4)	The expected annual dividend yield is zero, as the Company does not have plans to issue dividends.

The aggregate Black-Scholes fair value of the stock options granted during the three months ended April 1, 2016 was $1.0 million.

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

The Company’s effective tax rate on income from continuing operations of 14.5% for the three months ended April 1, 2016 differs from the Canadian statutory rate of 27.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, the Laser Quantum dividend distribution and the impact of other discrete items for the period. The Company received a tax free cash dividend of $2.3 million from Laser Quantum, which had an 18.9% favorable impact on our effective tax rate for the three months ended April 1, 2016.

The Company’s effective tax rate on income from continuing operations of 34.3% for the three months ended April 3, 2015 differs from the Canadian statutory rate primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items for the period.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2016

(Unaudited)

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

12. Restructuring, Acquisition and Divestiture Related Costs

The following table summarizes restructuring, acquisition and divestiture related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
2016 restructuring	$2,500	$—
2015 restructuring	—	1,370
2011 restructuring	212	383
Total restructuring charges	2,712	1,753
Acquisition and related charges	246	127
Divestiture related charges	—	557
Total acquisition and divestiture related charges	246	684
Total restructuring, acquisition and divestiture related costs	$2,958	$2,437

2016 Restructuring

During the third quarter of 2015, the Company initiated the 2016 restructuring program, which includes consolidating certain of our manufacturing operations to optimize our facility footprint and better utilize resources, and reducing redundant costs due to productivity cost savings and business volume reductions. We anticipate completing the 2016 restructuring program during the second quarter of 2016. During the three months ended April 1, 2016, the Company incurred restructuring costs of $2.5 million related to the 2016 restructuring plan. Restructuring costs incurred during the three months ended April 1, 2016 of $0.5 million, $1.7 million, $0.1 million and $0.2 million related to the Laser Products, Vision Technologies, Precision Motion and Unallocated Corporate and Shared Services reportable segments, respectively. As of April 1, 2016, the Company incurred cumulative costs related to this restructuring plan totaling $5.6 million. The Company expects to incur additional restructuring charges of $1.0 million to $1.6 million related to the 2016 restructuring plan.

2015 Restructuring

During the first quarter of 2015, the Company initiated a program to eliminate redundant costs, as a result of acquisition and divestiture activities, to better align our operations to our strategic growth plans, to further integrate our business lines, and as a consequence of our productivity initiatives. During the three months ended April 3, 2015, the Company incurred $1.3 million in severance costs related to the 2015 restructuring. Restructuring costs of $0.6 million, $0.4 million, $0.1 million and $0.3 million related to the Laser Products, Vision Technologies, Precision Motion and Unallocated Corporate and Shared Services reportable segments, respectively.

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”), which aimed to consolidate operations to reduce the Company’s cost structure and improve operational efficiency. As part of this initiative, the Company eliminated facilities through the consolidation of certain manufacturing, sales and distribution facilities and the exit of Semiconductor and Laser Systems businesses. The Company substantially completed the 2011 restructuring program by the end of 2013. In March 2016, the Company sold our previously exited Laser Systems facility located in Orlando, Florida for a net cash consideration of $3.6 million. Restructuring costs for the three months ended April 1, 2016 included facility costs of $0.2 million related to the Orlando, Florida facility. These costs were recorded in the Unallocated Corporate and Shared Services reportable segment.

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2016

(Unaudited)

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Depreciation	Other
Balance at December 31, 2015	$1,882	$1,358	$406	$—	$118
Restructuring charges	2,712	1,585	115	602	410
Cash payments	(1,330)	(975)	(28)	—	(327)
Non-cash write-offs and other adjustments	(604)	—	—	(602)	(2)
Balance at April 1, 2016	$2,660	$1,968	$493	$—	$199

13. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating and capital lease agreements. There have been no material changes to the Company’s leases through April 1, 2016 from those discussed in Note 15 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Purchase Commitments

There have been no material changes to the Company’s purchase commitments since December 31, 2015.

Legal Contingencies

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

AS OF APRIL 1, 2016

(Unaudited)

14. Segment Information

The Company evaluates the performance of, and allocates resources to, its segments based on revenue, gross profit and operating profit. The Company’s reportable segments have been identified based on commonality and adjacency of technologies, applications and customers amongst the Company’s individual product lines.

We operate in three reportable segments: Laser Products, Vision Technologies, and Precision Motion. The reportable segments and their principal activities consist of the following:

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

Vision Technologies

The Vision Technologies segment designs, manufactures and markets a range of medical grade technologies, including visualization solutions, imaging informatics products, optical data collection and machine vision technologies, RFID technologies, thermal printers, and light and color measurement instrumentation, to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss) from continuing operations, and depreciation and amortization by reportable segments are as follows (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Revenue
Laser Products	$40,358	$44,955
Vision Technologies	28,862	31,111
Precision Motion	21,096	18,548
Total	$90,316	$94,614

GSI GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2016

(Unaudited)

	Three Months Ended
	April 1, 2016	April 3, 2015
Gross Profit
Laser Products	$17,997	$19,375
Vision Technologies	9,579	12,513
Precision Motion	9,668	8,465
Unallocated Corporate and Shared Services	(352)	(347)
Total	$36,892	$40,006

	Three Months Ended
	April 1, 2016	April 3, 2015
Gross Profit Margin
Laser Products	44.6%	43.1%
Vision Technologies	33.2%	40.2%
Precision Motion	45.8%	45.6%
Total	40.8%	42.3%

	Three Months Ended
	April 1, 2016	April 3, 2015
Operating Income (Loss) from Continuing Operations
Laser Products	$6,856	$8,395
Vision Technologies	(3,771)	(654)
Precision Motion	5,235	4,137
Unallocated Corporate and Shared Services	(5,733)	(6,481)
Total	$2,587	$5,397

	Three Months Ended
	April 1, 2016	April 3, 2015
Depreciation and Amortization
Laser Products	$1,544	$1,582
Vision Technologies	3,100	2,258
Precision Motion	614	473
Unallocated Corporate and Shared Services	573	449
Total	$5,831	$4,762

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, expected benefits of our belief that the Purchasing Managers Index (PMI) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; expectations regarding the 2016 restructuring program, including our reinvestment plans; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated revenue performance; changes in accounting principles and changes in actual or assumed tax liabilities; and expectations regarding tax exposure. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: the PMI may not provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market in any particular period or at all; economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; failure to introduce new products in a timely manner; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risk associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business or grow acquired businesses; our ability to make divestitures that provide business benefits; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; production difficulties and product delivery delays or disruptions; our compliance, or our failure to comply, with various federal, state and foreign regulations; changes in governmental regulation of our business or products; effects of compliance with conflict minerals regulations; our compliance, or failure to comply, with environmental regulations; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; changes in tax laws, and fluctuations in our effective tax rates; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market price for our common shares; our ability to access cash and other assets of our subsidiaries; the influence of certain significant shareholders over our business; provisions of our articles of incorporation may delay or prevent a change in control; our significant existing indebtedness may limit our ability to engage in certain activities; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the heading “Risk Factors.” In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Accounting Period

The interim financial statements of GSI Group Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) are prepared for each quarterly period ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Business Overview

We design, develop, manufacture and sell precision photonics and motion control components and subsystems to Original Equipment Manufacturers (“OEM’s”) in the medical and advanced industrial technology markets. Our highly engineered enabling technologies, include laser sources, laser scanning and beam delivery products, optical data collection and machine vision technologies, medical visualization and informatics solutions, and precision motion control products. We specialize in collaborating with OEM customers to adapt our component and subsystem technologies to deliver highly differentiated performance in their applications.

Reportable Segments

We operate in three reportable segments: Laser Products, Vision Technologies, and Precision Motion. The reportable segments and their principal activities consist of the following:

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

Vision Technologies

Our Vision Technologies segment designs, manufactures and markets a range of medical grade technologies, including visualization solutions, imaging informatics products, optical data collection and machine vision technologies, radio frequency identification (“RFID”) technologies, thermal printers, and light and color measurement instrumentation, to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Advanced Industrial Market

As of April 1, 2016, the advanced industrial market accounted for approximately 60% of the Company’s revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

As of April 1, 2016, the medical market accounted for approximately 40% of the Company’s revenue. Our revenue from products sold to the medical market is generally affected by hospital and other health care provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, trends in surgical procedures, changes in technology requirements, changes in customers or patient preferences, and general demographic trends.

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
•

increasing our penetration of high growth advanced industrial applications, such as laser materials processing, robotics, automation, metrology, and micromachining, by working closely with OEM customers to launch application specific products that closely match the requirements of each application;

•

broadening our portfolio of enabling technologies and capabilities through increased new product development investment, expanded sales and marketing channels to reach target customers and, investments in application development to further penetrate existing customers, while expanding the applicability of our solutions to new markets;

•

broadening our product and service offerings through the acquisition of innovative and complementary technologies and solutions in medical and advanced industrial applications, including increasing our recurring revenue streams such as services, spare parts and consumables;

•	improving our existing operations to expand profit margins and improve customer satisfaction by implementing lean manufacturing principles and strategic sourcing across our major production sites; and
•	attracting, retaining, and developing world-class talented and motivated employees.

Results of Operations for the Three Months Ended April 1, 2016 Compared with the Three Months Ended April 3, 2015

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended
	April 1, 2016	April 3, 2015
Revenue	100.0%	100.0%
Cost of revenue	59.2	57.7
Gross profit	40.8	42.3
Operating expenses:
Research and development and engineering	8.9	8.7
Selling, general and administrative	23.5	23.3
Amortization of purchased intangible assets	2.3	2.0
Restructuring, acquisition and divestiture related costs	3.2	2.6
Total operating expenses	37.9	36.6
Operating income from continuing operations	2.9	5.7
Interest income (expense), net	(1.3)	(1.5)
Foreign exchange transaction gains (losses), net	0.1	0.5
Other income (expense), net	0.8	0.8
Income from continuing operations before income taxes	2.5	5.5
Income tax provision	0.4	1.9
Income from continuing operations	2.1	3.6
Loss from discontinued operations, net of tax	—	—
Consolidated net income	2.1	3.6

Overview of Financial Results

Revenue for the three months ended April 1, 2016 was $90.3 million, a decrease of $4.3 million, or 4.5%, versus the prior year primarily as a result of our JK Lasers divestiture, which was partially offset by our acquisitions in 2015. The net effect of these acquisition and divestiture activities was a decrease in revenue of $2.7 million, or 2.8%, year over year. In addition, foreign currency exchange rates adversely impacted our revenue by $0.3 million, or 0.3%, during the three months ended April 1, 2016. Excluding the impact of acquisitions, divestitures and changes in foreign exchange rates, revenue for the three months ended April 1, 2016 decreased 1.4% versus the prior year. Our organic revenue decline is summarized as follows:

Three Months Ended April 1, 2016 Percentage Change
Reported decline	(4.5)%
Less: Change attributable to acquisitions and divestitures	(2.8)%
Plus: Change due to foreign currency	0.3%
Organic decline	(1.4)%

The organic decline in our revenue for the three months ended April 1, 2016 compared to the prior year was primarily attributable to a decline in revenue in our Vision Technologies and Laser Products segments, partially offset by revenue growth in our Precision Motion segment. The decline in revenue in our Vision Technologies segment was primarily attributable to a decline in revenue of our visualization solutions products. The decline in revenue in our Laser Products segment was primary attributable to a decline in revenue from our CO2 lasers products. These decreases were partially offset by growth in our Precision Motion segment driven by an increase in revenue of our optical encoders products, partially offset by a decline in revenue from our air bearing spindles products.

Operating income from continuing operations decreased $2.8 million, or 52.1%, from $5.4 million for the three months ended April 3, 2015 to $2.6 million for the three months ended April 1, 2016. This decrease was primarily attributable to a decrease in gross profit of $3.1 million as a result of lower revenue and a write-down of inventories related to the discontinuation of our radiology products, partially offset by a decrease in selling, general and administrative (“SG&A”) expenses as a result of the JK Lasers divestiture in April 2015. Diluted earnings per share (“Diluted EPS”) from continuing operations of $0.05 for the three months ended April 1, 2016 decreased $0.05 from the prior year. This decrease was primarily attributable to lower operating income from continuing operations, partially offset by a lower effective tax rate.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015	Increase (Decrease)	Percentage Change
Laser Products	$40,358	$44,955	$(4,597)	(10.2)%
Vision Technologies	28,862	31,111	(2,249)	(7.2)%
Precision Motion	21,096	18,548	2,548	13.7%
Total	$90,316	$94,614	$(4,298)	(4.5)%

Laser Products

Laser Products segment revenue for the three months ended April 1, 2016 decreased by $4.6 million, or 10.2%, versus the prior year primarily as a result of the JK Lasers divestiture, which reduced segment revenue by $5.7 million, and a decrease in revenue of our CO2 lasers products as a result of capital spending weakness in the manufacturing sector, partially offset by an increase in revenue of our laser beam delivery products as a result of the Lincoln Laser acquisition.

Vision Technologies

Vision Technologies segment revenue for the three months ended April 1, 2016 decreased by $2.2 million, or 7.2%, versus the prior year. The decrease was primarily driven by a decline in our visualization solutions revenue as a result of our decision to discontinue our radiology products and lower demand for our surgical products as a result of customer qualification cycles and new product introduction delays, partially offset by increases in revenue of our optical data collection products. The radiology closure resulted in a $1.0 million revenue decline in our Vision Technologies revenues.

Precision Motion

Precision Motion segment revenue for the three months ended April 1, 2016 increased by $2.5 million, or 13.7%, versus the prior year. The increase was principally driven by increased revenue of our Celera Motion products as a result of an acquisition and increased demand in the advanced industrial market, partially offset by a decline in revenue of our air bearing spindles products as a result of capital spending weakness in the manufacturing sector.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Gross profit:
Laser Products	$17,997	$19,375
Vision Technologies	9,579	12,513
Precision Motion	9,668	8,465
Unallocated Corporate and Shared Services	(352)	(347)
Total	$36,892	$40,006
Gross profit margin:
Laser Products	44.6%	43.1%
Vision Technologies	33.2%	40.2%
Precision Motion	45.8%	45.6%

Total	40.8%	42.3%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Laser Products

Laser Products segment gross profit for the three months ended April 1, 2016 decreased $1.4 million, or 7.1%, versus the prior year, primarily due to a decrease in revenue as a result of the JK Lasers divestiture, which decreased gross profit by $1.6 million. Laser Products segment gross profit margin was 44.6% for the three months ended April 1, 2016, versus a gross profit margin of 43.1% for the prior year. The increase in gross profit margin was primarily attributable to the divestiture of the JK Lasers business, which had a lower gross margin.

Vision Technologies

Vision Technologies segment gross profit for the three months ended April 1, 2016 decreased $2.9 million, or 23.4%, versus the prior year. The decrease was primarily attributable to a decline in visualization solutions product revenue and a $1.6 million charge related to the discontinuation of our radiology products. Vision Technologies segment gross profit margin was 33.2% for the three months ended April 1, 2016, versus a gross profit margin of 40.2% for the prior year. The decrease in gross profit margin was primarily attributable to lower revenue from our visualization solutions product line and costs associated with discontinuing our radiology products which accounted for 5.4 percentage points of the 7.0 percentage point decrease.

Precision Motion

Precision Motion segment gross profit for the three months ended April 1, 2016 increased $1.2 million, or 14.2%, versus the prior year. The increase was primarily attributable to an increase in revenue. Precision Motion segment gross profit margin was 45.8% for the three months ended April 1, 2016, versus a gross profit margin of 45.6% for the prior year. The 0.2 percentage point increase in gross profit margin was primarily attributable to productivity improvements.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Research and development and engineering	$8,052	$8,215
Selling, general and administrative	21,187	22,068
Amortization of purchased intangible assets	2,108	1,889
Restructuring, acquisition and divestiture related costs	2,958	2,437
Total	$34,305	$34,609

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $8.1 million, or 8.9% of revenue, during the three months ended April 1, 2016, versus $8.2 million, or 8.7% of revenue, during the prior year. R&D expenses decreased in terms of total dollars primarily due to the JK Lasers divestiture, partially offset by increased costs related to prior year acquisitions.

Selling, General and Administrative Expenses

SG&A expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $21.2 million, or 23.5% of revenue, during the three months ended April 1, 2016, versus $22.1 million, or 23.3% of revenue, during the prior year. SG&A expenses decreased in terms of total dollars primarily due to the JK Lasers divestiture and lower compensation expense as a result of lower headcount due to restructuring initiatives, partially offset by increased costs related to prior year acquisitions.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $2.1 million, or 2.3% of revenue, during the three months ended April 1, 2016, versus $1.9 million, or 2.0% of revenue, during the prior year. The increase, in terms of total dollars and as a percentage of revenue, was related to the increase in amortization of acquired intangible assets from acquisitions.

Restructuring, Acquisition and Divestiture Related Costs

We recorded restructuring, acquisition and divestiture related costs of $3.0 million during the three months ended April 1, 2016, versus $2.4 million during the prior year. The increase in restructuring, acquisition and divestiture related costs versus the prior year was due to an increase in restructuring related charges of $1.0 million and acquisition related charges of $0.1 million, partially offset by a decrease in divestiture related costs of $0.5 million as a result of the JK Lasers divestiture in the prior year. Restructuring related charges for the three months ended April 1, 2016 were primarily related to the 2016 restructuring program.

Operating Income from Continuing Operations by Segment

The following table sets forth operating income from continuing operations by segment for the periods noted (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Operating Income (Loss) from Continuing Operations:
Laser Products	$6,856	$8,395
Vision Technologies	(3,771)	(654)
Precision Motion	5,235	4,137
Unallocated Corporate and Shared Services	(5,733)	(6,481)
Total	$2,587	$5,397

Laser Products

Laser Products operating income from continuing operations for the three months ended April 1, 2016 decreased by $1.5 million, or 18.3%, versus the prior year. The decrease in operating income from continuing operations was primarily due to a decrease in gross profit.

Vision Technologies

Vision Technologies operating loss from continuing operations for the three months ended April 1, 2016 increased by $3.1 million versus the prior year. The increase was primarily attributable to a decrease in gross profit of $2.9 million and an increase in restructuring charges primarily related to our 2016 restructuring program of $1.3 million, partially offset by a decrease in SG&A and R&D expenses of $1.4 million and a decrease in amortization of intangibles of $0.2 million.

Precision Motion

Precision Motion operating income from continuing operations for the three months ended April 1, 2016 increased by $1.1 million, or 26.5%, versus the prior year. The increase was primarily due to the increase in gross profit.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended April 1, 2016 decreased by $0.7 million, or 11.5%, versus the prior year primarily due to a decrease in SG&A expenses and a decrease in restructuring and acquisition related costs of $0.2 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (dollars in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Interest income (expense), net	$(1,185)	$(1,397)
Foreign exchange transaction gains (losses), net	83	517
Other income (expense), net	743	729

Interest Income (Expense), Net

Net interest expense was $1.2 million for the three months ended April 1, 2016, versus $1.4 million in the prior year. The $0.2 million decrease in net interest expense from the prior year was primarily due to a decrease in average debt levels.  The weighted average interest rate on our Senior Credit Facilities was 3.42% during both the three months ended April 1, 2016 and the three months ended April 3, 2015.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were less than $0.1 million net gains for the three months ended April 1, 2016, versus $0.5 million net gains for the prior year due to changes in the U.S. Dollar against the Euro, British Pound and Japanese Yen.

Other Income (Expense), Net

Other income was $0.7 million during the three months ended April 1, 2016 and April 3, 2015, respectively, and was primarily earnings from our equity-method investment in Laser Quantum.

Income Taxes

The effective tax rate for the three months ended April 1, 2016 was 14.5%, versus 34.3% for the prior year. The Company’s effective tax rate on income from continuing operations of 14.5% for the three months ended April 1, 2016 differs from the Canadian statutory rate of 27.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, the Laser Quantum dividend distribution and the impact of other discrete items for the period. The Company received a tax free cash dividend of $2.3 million from Laser Quantum, which had an 18.9% favorable impact on our effective tax rate for the three months ended April 1, 2016.

The Company’s effective tax rate on income from continuing operations of 34.3% for the three months ended April 3, 2015 differs from the Canadian statutory rate primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items for the period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, investments in businesses, and repayment of our debt and related interest payments. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We believe our future operating cash flows will be sufficient to meet our future operating and capital expenditure cash needs for the foreseeable future, including at least the next 12 months. The availability of borrowings under our revolving credit facility provides an additional potential source of liquidity should it be required. In addition, we may seek to raise additional capital, which could be in the form of bonds, convertible debt or equity, to fund business development activities or other future investing cash requirements, subject to approval by the lenders in the Amended and Restated Credit Agreement.

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. The Company expects to fund share repurchases through cash on hand and future cash flows from operations. As of December 31, 2015, the Company has cumulatively repurchased an aggregate of 172 thousand shares of its common stock for an aggregate purchase price of $2.2 million at an average price of $12.48 per share. There have been no share repurchases to date in 2016.

As of April 1, 2016, $39.2 million of our $67.9 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries. However, in certain instances, we have identified excess cash for which we may repatriate and we have established deferred tax liabilities for the expected tax cost. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

Amended and Restated Credit Agreement

Our amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”) consists of a $50.0 million, 5-year term loan facility and a $175.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”) that mature in December 2017. As of April 1, 2016, we had term loans of $25.6 million and revolving loans of $70.0 million outstanding under the Senior Credit Facilities.

The Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements and our compliance as of April 1, 2016:

	Requirement	Actual
Maximum consolidated leverage ratio	3.00	1.52
Minimum consolidated fixed charge coverage ratio	1.50	3.72

Cash Flows for the Three Months Ended April 1, 2016 and April 3, 2015

The following table summarizes our cash flows from continuing operations, cash and cash equivalent balances and unused and available funds under our revolving credit facility for the periods indicated (dollars in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Net cash provided by operating activities of continuing operations	$8,298	$6,042
Net cash provided by (used in) investing activities of continuing operations	$1,670	$(14,775)
Net cash provided by (used in) financing activities of continuing operations	$(3,449)	$6,731

	April 1, 2016	December 31, 2015
Cash and cash equivalents	$67,892	$59,959
Unused and available funds under revolving credit facility	$105,000	$105,000

Operating Cash Flows

Cash provided by operating activities of continuing operations was $8.3 million for the three months ended April 1, 2016, versus $6.0 million for the prior year. Cash provided by operating activities of continuing operations for the three months ended April 1, 2016 increased from the prior year primarily due to a dividend of $2.3 million received from our equity-method investee, Laser Quantum.

Cash provided by operating activities of continuing operations was positively impacted by an increase in our days payables outstanding which increased from 41 days at December 31, 2015 to 46 days at April 1, 2016. Cash provided by operating activities of continuing operations was negatively impacted by an increase in our days sales outstanding which increased from 57 days at December 31, 2015 to 60 days at April 1, 2016 and by an increase in inventory as our inventory turnover ratio decreased from 3.6 at December 31, 2015 to 3.4 at April 1, 2016. The Company’s days sales outstanding was impacted by the timing of sales occurring later in the first quarter of 2016 compared to the prior year.

Cash provided by operating activities of continuing operations for the three months ended April 3, 2015 was primarily related to income from continuing operations of $3.4 million. Cash provided by operating activities of continuing operations was positively impacted by an increase in our days payables outstanding which increased from 45 days at December 31, 2014 to 49 days at April 3, 2015. Cash provided by operating activities of continuing operations was negatively impacted by an increase in our days sales outstanding which increased from 53 days at December 31, 2014 to 56 days at April 3, 2015 and by an increase in inventory as our inventory turnover ratio decreased from 3.3 at December 2014 to 3.2 at April 3, 2015.

Investing Cash Flows

Cash provided by investing activities of our continuing operations was $1.7 million during the three months ended April 1, 2016, compared to cash used of $14.8 million during the three months ended April 3, 2015. Cash provided by investing activities for the three months ended April 1, 2016 was primarily related to $3.6 million in net cash consideration received from the sale of our Orlando, Florida facility and proceeds received from the finalization of the Lincoln Laser acquisition working capital adjustments totaling $0.4 million, partially offset by $2.3 million in capital expenditures. Cash used in investing activities for the three months ended April 3, 2015 was primarily due to cash consideration paid for the Applimotion acquisition in February 2015 and $0.9 million in capital expenditures.

Cash provided by investing activities of discontinued operations was primarily related to $1.5 million released from escrow for our Scientific Lasers divestiture for the three months ended April 1, 2016.

Financing Cash Flows

Cash used in financing activities of continuing operations was $3.4 million during the three months ended April 1, 2016, consisting of $1.9 million of contractual term loan payments, $1.3 million of payroll tax payments on stock-based awards and $0.3 million of capital lease payments.

Cash provided by financing activities of continuing operations was $6.7 million during the three months ended April 3, 2015, consisting of $13.0 million of borrowings under our revolving credit facility to fund the Applimotion acquisition, partially offset by $1.9 million of contractual term loan payments and $3.0 million of optional repayments of borrowings under our revolving credit facility. We also made payroll tax payments on stock-based awards of $1.4 million.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of April 1, 2016, we have not entered into any material new or modified contractual obligations since December 31, 2015.

Off-Balance Sheet Arrangements

The Company has an equity method investment in Laser Quantum Ltd. (“Laser Quantum”), a privately held company located in the United Kingdom. The Company has an ownership interest of approximately 41% in the Laser Quantum business. We continue to recognize our share of the earnings of this entity under the equity method.

Through April 1, 2016, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to our critical accounting policies through April 1, 2016 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended April 1, 2016, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of April 1, 2016, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 1, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended April 1, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the migration of our Vision Technologies segment’s visualization solutions product line and Laser Products segment’s CO2 lasers product line to the Company’s primary enterprise resource planning system.

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

Item 1A. Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes in the risks affecting the Company since the filing of such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	03/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

10.1	Fifth Amendment to Amended and Restated Credit Agreement, dated as of January 22, 2016, by and among GSI Group Corporation, NDS Surgical Imaging, LLC, GSI Group Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.	10-K	001-35083	10.22	03/02/16

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at April 1, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended April 1, 2016 and April 3, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended April 1, 2016 and April 3, 2015, (iv) Consolidated Statements of Cash Flows for the three months ended April 1, 2016 and April 3, 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSI Group Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush	Director, Chief Executive Officer	May 6, 2016
John A. Roush

/s/ Robert J. Buckley	Chief Financial Officer	May 6, 2016
Robert J. Buckley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	03/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

10.1	Fifth Amendment to Amended and Restated Credit Agreement, dated as of January 22, 2016, by and among GSI Group Corporation, NDS Surgical Imaging, LLC, GSI Group Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.	10-K	001-35083	10.22	03/02/16

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at April 1, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended April 1, 2016 and April 3, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended April 1, 2016 and April 3, 2015, (iv) Consolidated Statements of Cash Flows for the three months ended April 1, 2016 and April 3, 2015, and (v) Notes to Consolidated Financial Statements.