Form 10-Q
period 2016-07-01
NOVANTA INC
filed 2016-08-02
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-35083

Novanta Inc.

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

As of July 29, 2016, there were 34,412,574 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	July 1,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$60,497	$59,959
Accounts receivable, net of allowance of $541 and $500, respectively	57,587	57,188
Inventories	59,981	59,566
Income taxes receivable	4,479	2,510
Prepaid expenses and other current assets	4,944	5,989
Total current assets	187,488	185,212
Property, plant and equipment, net	37,647	40,550
Deferred tax assets	6,463	7,885
Other assets	10,014	12,673
Intangible assets, net	64,020	66,269
Goodwill	108,253	103,456
Total assets	$413,885	$416,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,371	$7,385
Accounts payable	25,879	24,401
Income taxes payable	1,652	3,985
Accrued expenses and other current liabilities	28,904	21,182
Total current liabilities	63,806	56,953
Long-term debt	79,164	88,426
Deferred tax liabilities	42	449
Income taxes payable	5,772	6,071
Other liabilities	15,512	19,445
Total liabilities	164,296	171,344
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,431 and 34,345, respectively	423,856	423,856
Additional paid-in capital	28,891	29,225
Accumulated deficit	(182,773)	(189,550)
Accumulated other comprehensive loss	(20,385)	(18,830)
Total stockholders’ equity	249,589	244,701
Total liabilities and stockholders’ equity	$413,885	$416,045

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2016	2015	2016	2015
Revenue	$97,734	$96,494	$188,050	$191,108
Cost of revenue	56,238	55,149	109,662	109,757
Gross profit	41,496	41,345	78,388	81,351
Operating expenses:
Research and development and engineering	8,016	7,840	16,068	16,055
Selling, general and administrative	20,198	20,922	41,385	42,990
Amortization of purchased intangible assets	1,979	1,852	4,087	3,741
Restructuring, acquisition and divestiture related costs	3,705	416	6,663	2,853
Total operating expenses	33,898	31,030	68,203	65,639
Operating income from continuing operations	7,598	10,315	10,185	15,712
Interest income (expense), net	(1,205)	(1,375)	(2,390)	(2,772)
Foreign exchange transaction gains (losses), net	707	(3,153)	790	(2,636)
Other income (expense), net	270	20,034	1,013	20,763
Income from continuing operations before income taxes	7,370	25,821	9,598	31,067
Income tax provision	2,499	6,310	2,821	8,110
Income from continuing operations	4,871	19,511	6,777	22,957
Loss from discontinued operations, net of tax	—	(13)	—	(13)
Consolidated net income	$4,871	$19,498	$6,777	$22,944

Earnings per common share from continuing operations:
Basic	$0.14	$0.56	$0.20	$0.66
Diluted	$0.14	$0.56	$0.19	$0.66
Loss per common share from discontinued operations:
Basic	$—	$(0.00)	$—	$(0.00)
Diluted	$—	$(0.00)	$—	$(0.00)
Earnings per common share:
Basic	$0.14	$0.56	$0.20	$0.66
Diluted	$0.14	$0.56	$0.19	$0.66

Weighted average common shares outstanding—basic	34,734	34,630	34,696	34,567
Weighted average common shares outstanding—diluted	34,887	35,029	34,870	35,014

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2016	2015	2016	2015
Consolidated net income	$4,871	$19,498	$6,777	$22,944
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(2,915)	3,958	(2,850)	(548)
Pension liability adjustments, net of tax (2)	846	(309)	1,295	420
Total other comprehensive income (loss)	(2,069)	3,649	(1,555)	(128)
Total consolidated comprehensive income (loss)	$2,802	$23,147	$5,222	$22,816
(1)	The tax effect on this component of comprehensive income was nominal for the three and six months ended July 1, 2016 and $0.5 million for the three and six months ended July 3, 2015.
(2)

The tax effect on this component of comprehensive income was not material for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	July 1,	July 3,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$6,777	$22,944
Less: Loss from discontinued operations, net of tax	—	13
Income from continuing operations	6,777	22,957
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	10,153	9,385
Provision for inventory excess and obsolescence	2,027	801
Share-based compensation	2,397	2,533
Deferred income taxes	(428)	172
Earnings from equity-method investment	(1,008)	(1,121)
Gain on disposal of business	—	(19,638)
Dividend from equity-method investment	2,341	—
Non-cash restructuring and acquisition related charges	616	261
Earn-out adjustment	1,427	—
Other	532	574
Changes in assets and liabilities which (used)/provided cash, excluding effects from businesses purchased or classified as discontinued operations:
Accounts receivable	587	(5,243)
Inventories	(1,607)	(3,841)
Income taxes receivable, prepaid expenses and other current assets	(2,899)	1,745
Accounts payable, income taxes payable, accrued expenses and other current liabilities	2,683	7,184
Other non-current assets and liabilities	193	(1,201)
Cash provided by operating activities of continuing operations	23,791	14,568
Cash used in operating activities of discontinued operations	—	(13)
Cash provided by operating activities	23,791	14,555
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,287)	(2,133)
Acquisition of businesses, net of cash acquired and working capital adjustments	(8,952)	(13,048)
Proceeds from the sale of property, plant and equipment	3,631	116
Proceeds from the sale of business, net of transaction costs	—	30,623
Cash provided by (used in) investing activities of continuing operations	(10,608)	15,558
Cash provided by investing activities of discontinued operations	1,498	—
Cash provided by (used in) investing activities	(9,110)	15,558
Cash flows from financing activities:
Borrowings under revolving credit facility	—	13,000
Repayments of long-term debt and revolving credit facility	(7,500)	(11,750)
Payments for debt issuance costs	(1,987)	—
Payments of withholding taxes from stock-based awards	(1,383)	(1,382)
Repurchase of common stock	(1,349)	—
Capital lease payments	(718)	(348)
Other financing activities	—	118
Cash used in financing activities of continuing operations	(12,937)	(362)
Cash used in financing activities of discontinued operations	—	—
Cash used in financing activities	(12,937)	(362)
Effect of exchange rates on cash and cash equivalents	(1,206)	154
Increase in cash and cash equivalents	538	29,905
Cash and cash equivalents, beginning of period	59,959	51,146
Cash and cash equivalents, end of period	$60,497	$81,051
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,563	$2,011
Cash paid for income taxes	$7,976	$3,661
Income tax refunds received	$359	$17

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 1, 2016

(Unaudited)

1. Basis of Presentation

Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) design, develop, manufacture and sell precision photonic and motion control components and subsystems to Original Equipment Manufacturers (“OEMs”) in the medical and advanced industrial markets. We combine deep expertise at the intersection of photonics and motion to solve complex technical challenges. This enables us to engineer core components and subsystems that deliver extreme precision and performance, tailored to our customers’ demanding applications. We deliver highly engineered laser, vision and precision motion solutions to customers around the world.

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

Recent Accounting Pronouncements

Share-Based Compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the accounting for employee share-based payment transactions to require recognition of the income tax effects resulting from the settlement of stock-based awards as income tax provision or benefit in the income statement in the reporting period in which they occur. In addition, ASU 2016-09 requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. ASU 2016-09 also requires that cash paid through directly withholding shares for tax-withholding purposes be classified as a financing activity in the statement of cash flows. In addition, ASU 2016-09 allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with existing U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 during the second quarter of 2016, which required no retrospective adjustments to the consolidated financial statements.  The adoption of ASU 2016-09 had an impact of less than $0.1 million on income from continuing operation on the Company’s consolidated statements of operations for the three months ended July 1, 2016. The adoption of ASU 2016-09 had no impact on the prior year consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

(Unaudited)

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

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40),” which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 will be effective for annual reporting periods ending after December 15, 2016. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have an impact our consolidated financial statements.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

(Unaudited)

2. Business Combinations

On May 24, 2016, the Company acquired 100% of the outstanding stock of Reach Technology Inc. (“Reach”), a Fremont, California-based provider of embedded touch screen technology solutions for OEMs in the medical and advanced industrial markets, for a total purchase price of $9.4 million, subject to customary working capital adjustments. The Company expects that the addition of Reach will enable the Company to enhance its value proposition with medical OEM customers by adding Reach’s high-performance touch screen solutions to its product offerings. The Company recognized acquisition costs of $0.2 million during the six months ended July 1, 2016 related to the acquisition. Acquisition-related costs are included in restructuring, acquisition and divestiture related costs in the consolidated statements of operations.

The acquisition of Reach has been accounted for as a business combination. The allocation of the purchase price is based upon a valuation of assets and liabilities acquired. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Reach and the Company. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. The purchase price allocation is preliminary. The primary areas of the purchase price allocation that are not yet finalized relate to the final settlement of working capital, valuation of intangible assets, income taxes, and the amount of the residual goodwill.

Based upon a preliminary valuation, the total purchase price was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$238
Accounts receivable	991
Inventory	1,611
Prepaid expenses and other current assets	12
Intangible assets	4,037
Goodwill	4,840
Total assets acquired	11,729

Accounts payable	280
Other liabilities	148
Deferred tax liabilities	1,504
Total liabilities assumed	1,932
Total assets acquired, net of liabilities assumed	9,797
Less: cash acquired	238
Plus: working capital adjustments	(185)
Total purchase price, net of cash acquired	$9,374

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

(Unaudited)

As of July 1, 2016, the working capital adjustments had not been finalized and were estimated to be an additional cash payment of $0.2 million which has been included in accrued expenses and other current liabilities in the consolidated balance sheet.

The preliminary fair value of intangible assets is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Customer relationships	$2,850	15 years
Developed technology	505	7 years
Trademarks and trade names	243	10 years
Backlog	439	1 year
Total	$4,037

The purchase price allocation resulted in $4.8 million of goodwill and $4.0 million of identifiable intangible assets, none of which is expected to be deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flow potential attributable to: (i) Reach’s ability to grow their business with existing and new customers, including leveraging the Company’s customer base, and (ii) cost improvements due to scale and more efficient operations.

The results of the Reach acquisition were included in the Company’s results of operations beginning on May 24, 2016. Reach contributed revenues of $0.9 million and a loss from continuing operations before income taxes of $0.1 million for the six months ended July 1, 2016. The pro forma financial information reflecting the operating results of Reach, as if it had been acquired as of January 1, 2015, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2015. Reach is included in the Company’s Vision Technologies reportable segment.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

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

4. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) was as follows (in thousands):

	Total accumulated
	other	Foreign currency
	comprehensive	translation	Pension
	income (loss)	adjustments	liability
Balance at December 31, 2015	$(18,830)	$(9,698)	$(9,132)
Other comprehensive income (loss)	(1,940)	(2,850)	910
Amounts reclassified from other comprehensive income (loss) (1)	385	—	385
Balance at July 1, 2016	$(20,385)	$(12,548)	$(7,837)

(1)	The amounts reclassified from other comprehensive income (loss) were included in selling, general and administrative expenses in the consolidated statements of operations.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2016	2015	2016	2015
Numerators:
Income from continuing operations	$4,871	$19,511	$6,777	$22,957
Loss from discontinued operations	—	(13)	—	(13)
Consolidated net income	$4,871	$19,498	$6,777	$22,944

Denominators:
Weighted average common shares outstanding— basic	34,734	34,630	34,696	34,567
Dilutive potential common shares	153	399	174	447
Weighted average common shares outstanding— diluted	34,887	35,029	34,870	35,014
Antidilutive common shares excluded from above	193	—	97	—

Basic Earnings (Loss) per Common Share:
From continuing operations	$0.14	$0.56	$0.20	$0.66
From discontinued operations	$—	$(0.00)	$—	$(0.00)
Basic earnings per share	$0.14	$0.56	$0.20	$0.66

Diluted Earnings (Loss) per Common Share:
From continuing operations	$0.14	$0.56	$0.19	$0.66
From discontinued operations	$—	$(0.00)	$—	$(0.00)
Diluted earnings per share	$0.14	$0.56	$0.19	$0.66

Common Stock Repurchases

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. As of December 31, 2015, the Company had repurchased an aggregate of 172 thousand shares for an aggregate purchase price of $2.2 million at an average price of $12.48 per share. During the three months ended July 1, 2016, the Company repurchased 91 thousand shares in the open market for an aggregate purchase price of $1.3 million at an average price of $14.88 per share.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

(Unaudited)

income taxes payable and accrued expenses and other current liabilities (excluding contingent considerations) approximate their carrying values because of their short-term nature.

Contingent consideration

On December 18, 2015, the Company acquired all assets and certain liabilities of Skyetek Inc. (“Skyetek”). Under the purchase and sale agreement for the Skyetek acquisition, the owners of Skyetek are eligible to receive contingent consideration based on the achievement of certain sales order commitment targets from October 2015 through June 2017. The undiscounted range of possible contingent consideration is zero to $0.3 million. If such targets are achieved, the contingent consideration will be payable in 2017. The Company recognized an estimated fair value of $0.2 million as part of the purchase price as of the acquisition date. The estimated fair value of the contingent consideration is reported as a long-term liability in the consolidated balance sheet as of July 1, 2016 and December 31, 2015, respectively.

Under the purchase and sale agreement for the Lincoln Laser acquisition, the shareholders of Lincoln Laser are eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal year 2016. The undiscounted range of contingent consideration is zero to $6.0 million. If such targets are achieved, the contingent consideration will be payable in cash in 2017. The estimated fair value of $2.3 million was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. In June 2016, a $0.3 million increase in the estimated fair value was recorded in the consolidated statement of operations in restructuring, acquisition and divestiture related costs. The estimated fair value of $2.6 million for the contingent consideration was reported as an other current liability in the consolidated balance sheet as of July 1, 2016. The estimated fair value of $2.3 million for the contingent consideration was reported as a long-term liability in the consolidated balance sheet as of December 31, 2015.

On February 19, 2015, the Company acquired Applimotion Inc. (“Applimotion”). The former shareholders of Applimotion are eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal years 2015 to 2017. The undiscounted range of contingent considerations is zero to $4.0 million. If such targets are achieved, the contingent consideration will be payable in cash in two installments in 2017 and 2018, respectively. The estimated fair value of $1.0 million was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. In December 2015 and June 2016, respectively, the Company recorded a $0.4 million and $1.1 million increase in the estimated fair value in the consolidated statement of operations. These adjustments are included in restructuring, acquisition and divestiture related costs. The estimated fair value of $2.5 million for the contingent consideration was reported as an other current liability and a long-term liability in the consolidated balance sheet as of July 1, 2016 in accordance with the timing of the estimated payments. The estimated fair value of $1.4 million for the contingent consideration was reported as a long-term liability in the consolidated balance sheet as of December 31, 2015.

The following table summarizes the fair values of our financial assets and liabilities as of July 1, 2016 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$4,025	$4,025	$—	$—
Liabilities
Contingent consideration	$5,316	$—	$—	$5,316

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

(Unaudited)

The following table summarizes the fair values of our financial assets and liabilities as of December 31, 2015 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$4,657	$4,657	$—	$—
Liabilities
Contingent consideration	$3,889	$—	$—	$3,889

Changes in the fair value of Level 3 contingent consideration during the six months ended July 1, 2016 were as follows (in thousands):

Contingent Consideration
Balance at December 31, 2015	$3,889
Fair value adjustments (1)	1,427
Balance at July 1, 2016	$5,316

(1)

In the six months ended July 1, 2016, the fair value of the contingent considerations in connection with the acquisitions of Lincoln Laser and Applimotion were increased by $0.3 million and $1.1 million, respectively, primarily due to increased actual and projected revenue performance.

See Note 9 to Consolidated Financial Statements for a discussion of the estimated fair value of the Company’s outstanding debt.

7. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances annually for impairment as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company performed its annual goodwill impairment test at the beginning of the second quarter of 2016 and noted no impairment of goodwill. The implied fair value of all the reporting units exceeded their carrying values by at least 20%.

The following table summarizes changes in goodwill during the six months ended July 1, 2016 (in thousands):

Balance at beginning of the period	$103,456
Net working capital adjustment of Lincoln Laser acquisition	(43)
Goodwill acquired from Reach acquisition	4,840
Balance at end of the period	$108,253

Goodwill by reportable segment as of July 1, 2016 was as follows (in thousands):

	Reportable Segment
	Laser Products	Vision Technologies	Precision Motion	Total
Goodwill	$136,278	$89,241	$33,963	$259,482
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$33,817	$57,519	$16,917	$108,253

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

(Unaudited)

Goodwill by reportable segment as of December 31, 2015 was as follows (in thousands):

	Reportable Segment
	Laser Products	Vision Technologies	Precision Motion	Total
Goodwill	$136,321	$84,401	$33,963	$254,685
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$33,860	$52,679	$16,917	$103,456

Intangible Assets

Intangible assets as of July 1, 2016 and December 31, 2015, respectively, are summarized as follows (in thousands):

	July 1, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and acquired technologies	$81,085	$(66,224)	$14,861	$82,821	$(66,297)	$16,524
Customer relationships	69,775	(39,840)	29,935	67,168	(36,914)	30,254
Customer backlog	636	(225)	411	2,644	(2,589)	55
Non-compete covenant	2,514	(1,150)	1,364	2,514	(882)	1,632
Trademarks and trade names	10,790	(6,368)	4,422	10,711	(5,934)	4,777
Amortizable intangible assets	164,800	(113,807)	50,993	165,858	(112,616)	53,242
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$177,827	$(113,807)	$64,020	$178,885	$(112,616)	$66,269

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

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Amortization expense – cost of revenue	$985	$1,174	$2,169	$2,293
Amortization expense – operating expenses	1,979	1,852	4,087	3,741
Total amortization expense	$2,964	$3,026	$6,256	$6,034

Estimated amortization expense for each of the five succeeding years and thereafter as of July 1, 2016 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2016 (remainder of year)	$2,035	$4,392	$6,427
2017	3,636	7,390	11,026
2018	2,120	6,708	8,828
2019	1,814	4,676	6,490
2020	1,546	2,702	4,248
Thereafter	3,710	10,264	13,974
Total	$14,861	$36,132	$50,993

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

(Unaudited)

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	July 1, 2016	December 31, 2015
Raw materials	$35,986	$38,511
Work-in-process	12,261	10,138
Finished goods	10,160	9,266
Demo and consigned inventory	1,574	1,651
Total inventories	$59,981	$59,566

Accrued Expenses and Other Current Liabilities

	July 1, 2016	December 31, 2015
Accrued compensation and benefits	$8,726	$7,357
Accrued warranty	3,179	3,335
Accrued restructuring	3,030	1,652
Accrued contingent considerations	3,671	—
Accrued professional services fees and other	10,298	8,838
Total	$28,904	$21,182

Accrued Warranty

	Six Months Ended
	July 1, 2016	July 3, 2015
Balance at beginning of the period	$3,335	$3,044
Provision charged to cost of revenue	639	1,524
Acquisition related warranty accrual	23	94
Use of provision	(797)	(730)
Divestiture of JK Lasers	—	(392)
Foreign currency exchange rate changes	(21)	(1)
Balance at end of period	$3,179	$3,539

Other Long Term Liabilities

	July 1, 2016	December 31, 2015
Capital lease obligations	$8,598	$9,173
Accrued pension liabilities	2,769	3,693
Accrued contingent considerations	1,645	3,889
Other	2,500	2,690
Total	$15,512	$19,445

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

(Unaudited)

9. Debt

Debt consisted of the following (in thousands):

	July 1, 2016	December 31, 2015
Senior Credit Facilities – term loan	$7,500	$7,500
Less: unamortized debt issuance costs	(129)	(115)
Total current portion of long-term debt	$7,371	$7,385

Senior Credit Facilities – term loan	$67,500	$20,000
Senior Credit Facilities – revolving credit facility	15,000	70,000
Less: unamortized debt issuance costs	(3,336)	(1,574)
Total long-term debt	$79,164	$88,426

Total Senior Credit Facilities	$86,535	$95,811

Senior Credit Facilities

On May 19, 2016, the Company entered into the second amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with new and existing lenders for an aggregate credit facility of $300.0 million, consisting of a $75.0 million, 5-year term loan facility due in quarterly installments of $1.9 million beginning in July 2016 and a $225.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in May 2021. The Second Amended and Restated Credit Agreement amends and restates the amended and restated credit agreement dated December 27, 2012. Quarterly installments due in the next twelve months under the term loan amount to $7.5 million and are classified as a current liability on the consolidated balance sheet.

The Company incurred $2.3 million in financing costs related to the Second Amended and Restated Credit Agreement. These costs are presented as a reduction to debt and will be amortized over the term of the Senior Credit Facilities.

The Company is required to satisfy certain financial and non-financial covenants under the Amended and Restated Credit Agreement. The Company was in compliance with these covenants as of July 1, 2016.

Fair Value of Debt

As of July 1, 2016 and December 31, 2015, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity.

10. Share-Based Compensation

The table below summarizes share-based compensation expense recorded in income from continuing operations in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Selling, general and administrative	$955	$832	$2,198	$2,316
Research and development and engineering	39	31	64	80
Cost of revenue	61	73	135	137
Restructuring, acquisition and divestiture related costs	—	(277)	—	(321)
Total share-based compensation expense	$1,055	$659	$2,397	$2,212

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

(Unaudited)

The expense recorded during each of the six-month periods ended July 1, 2016 and July 3, 2015, respectively, included $0.5 million related to deferred stock units granted to the members of the Company’s Board of Directors.

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

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended July 1, 2016:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	619	$12.32
Granted	319	$13.27
Vested	(316)	$11.98
Forfeited	(20)	$11.87
Unvested at July 1, 2016	602	$13.02
Expected to vest as of July 1, 2016	577

The total fair value of RSUs and DSUs that vested during the six months ended July 1, 2016 was $4.1 million based on the market price of the underlying stock on the date of vesting.

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

The table below summarizes activities relating to PSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended July 1, 2016:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	—	$—
Granted	46	$14.13
Vested	—	$—
Forfeited	—	$—
Unvested at July 1, 2016	46	$14.13
Expected to vest as of July 1, 2016	46

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

(Unaudited)

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

The table below summarizes activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended July 1, 2016:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2015	—	$—
Granted	193	$14.13
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of July 1, 2016	193	$14.13
Exercisable as of July 1, 2016	—
Expected to vest as of July 1, 2016	193

The fair value of stock options granted during the six months ended July 1, 2016 was estimated as of the grant date using the Black-Scholes valuation model with the following assumptions:

Six Months Ended July 1, 2016
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

The aggregate Black-Scholes fair value of the stock options granted during the six months ended July 1, 2016 was $1.0 million.

11. Income Taxes

The Company determines its estimated annual effective tax rate at the end of each interim period based on full-year forecasted pre-tax income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 28.5% in the determination of the estimated annual effective tax rate. Effective April 1, 2016, the Canadian statutory tax rate increased from 27.0% to 29.0%, yielding a blended statutory rate of 28.5% for tax year 2016.

The Company’s effective tax rate on income from continuing operations of 33.9% for the three months ended July 1, 2016 differs from the Canadian statutory rate of 28.5% primarily due to the mix of income earned in jurisdictions with varying tax rates and losses in jurisdictions with a full valuation allowance.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

(Unaudited)

The Company’s effective tax rate on income from continuing operations of 29.4% for the six months ended July 1, 2016 differs from the Canadian statutory rate of 28.5% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, the Laser Quantum dividend distribution and the impact of other discrete items for the period. The Company received a tax free cash dividend of $2.3 million from Laser Quantum, which had a 4.4% favorable impact on our effective tax rate for the six months ended July 1, 2016.

The Company’s effective tax rates on income from continuing operations of 24.4% and 26.1%, respectively, for the three and six-month periods ended July 3, 2015 differ from the Canadian statutory rate of 27.0% primarily due to the JK Lasers gain, mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items for the period.

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

12. Restructuring, Acquisition and Divestiture Related Costs

The following table summarizes restructuring, acquisition and divestiture related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
2016 restructuring	$2,076	$—	$4,576	$—
2015 restructuring	—	114	—	1,484
2011 restructuring	(104)	270	108	653
Total restructuring charges	1,972	384	4,684	2,137
Acquisition and related charges	1,733	(475)	1,979	(348)
Divestiture related charges	—	507	—	1,064
Total acquisition and divestiture related charges	1,733	32	1,979	716
Total restructuring, acquisition and divestiture related costs	$3,705	$416	$6,663	$2,853

2016 Restructuring

During the third quarter of 2015, the Company initiated the 2016 restructuring program, which includes consolidating certain of our manufacturing operations to optimize our facility footprint and better utilize resources, costs associated with discontinuing our radiology product line and reducing redundant costs due to productivity cost savings and business volume reductions. We substantially completed the 2016 restructuring program during the second quarter of 2016. During the three and six months ended July 1, 2016, the Company incurred restructuring costs of $2.1 million and $4.6 million, respectively, related to the 2016 restructuring plan. As of July 1, 2016, the Company incurred cumulative costs related to this restructuring plan totaling $7.7 million. The Company expects to incur additional restructuring charges of $0.3 million to $0.5 million related to the 2016 restructuring plan.

The following table summarizes restructuring costs associated with the 2016 restructuring program for each segment and unallocated corporate costs for the three and six months ended July 1, 2016 (in thousands):

	Three Months Ended	Six Months Ended
	July 1, 2016	July 1, 2016
Laser Products	$299	$768
Vision Technologies	1,719	3,458
Precision Motion	19	106
Unallocated Corporate and Shared Services	39	244
Total	$2,076	$4,576

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

(Unaudited)

2015 Restructuring

During the first quarter of 2015, the Company initiated a program to eliminate redundant costs, as a result of acquisition and divestiture activities, to better align our operations to our strategic growth plans, to further integrate our business lines, and as a consequence of our productivity initiatives. During the three and six months ended July 3, 2015, the Company incurred restructuring costs of $0.1 million and $1.5 million, respectively, in severance costs related to the 2015 restructuring plan. Restructuring costs incurred during the six months ended July 3, 2015 were $0.6 million, $0.5 million, $0.1 million and $0.3 million related to the Laser Products, Vision Technologies, Precision Motion, and Unallocated Corporate and Shared Services reportable segments, respectively.

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”), which aimed to consolidate operations to reduce the Company’s cost structure and improve operational efficiency. As part of this initiative, the Company eliminated facilities through the consolidation of certain manufacturing, sales and distribution facilities and the exit of Semiconductor and Laser Systems businesses. The Company substantially completed the 2011 restructuring program by the end of 2013. In March 2016, the Company sold our previously exited Laser Systems facility located in Orlando, Florida for a net cash consideration of $3.6 million. Restructuring costs for the three and six months ended July 1, 2016 included facility costs related to the Orlando, Florida facility. These costs were recorded in the Unallocated Corporate and Shared Services reportable segment.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Depreciation	Other
Balance at December 31, 2015	$1,882	$1,358	$406	$—	$118
Restructuring charges	4,684	2,563	814	616	691
Cash payments	(2,461)	(1,860)	26	—	(627)
Non-cash write-offs and other adjustments	(601)	(29)	46	(616)	(2)
Balance at July 1, 2016	$3,504	$2,032	$1,292	$—	$180

Acquisition and Related Charges

Acquisition related costs incurred to effect a business combination, including finders’ fees, legal, valuation and other professional or consulting fees, totaled $1.7 million and $2.0 million for the three and six months ended July 1, 2016, respectively. Acquisition related costs recognized under earn-out agreements in connection with acquisitions totaled $1.4 million during each of the three and six months ended July 1, 2016.

13. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating and capital lease agreements. There have been no material changes to the Company’s leases through July 1, 2016 from those discussed in Note 15 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

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

Vision Technologies

The Vision Technologies segment designs, manufactures and markets a range of medical grade technologies, including visualization solutions, imaging informatics products, optical data collection and machine vision technologies, RFID technologies, thermal printers, light and color measurement instrumentation, and embedded touch screen solutions, to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

(Unaudited)

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss) from continuing operations, and depreciation and amortization by reportable segments are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Revenue
Laser Products	$46,124	$42,190	$86,482	$87,145
Vision Technologies	28,305	31,216	57,167	62,327
Precision Motion	23,305	23,088	44,401	41,636
Total	$97,734	$96,494	$188,050	$191,108

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Gross Profit
Laser Products	$20,861	$18,950	$38,858	$38,325
Vision Technologies	10,524	12,158	20,103	24,671
Precision Motion	10,497	10,611	20,165	19,076
Unallocated Corporate and Shared Services	(386)	(374)	(738)	(721)
Total	$41,496	$41,345	$78,388	$81,351

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Gross Profit Margin
Laser Products	45.2%	44.9%	44.9%	44.0%
Vision Technologies	37.2%	38.9%	35.2%	39.6%
Precision Motion	45.0%	46.0%	45.4%	45.8%
Total	42.5%	42.8%	41.7%	42.6%

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Operating Income (Loss) from Continuing Operations
Laser Products	$9,663	$10,046	$16,519	$18,441
Vision Technologies	(2,700)	(14)	(6,471)	(668)
Precision Motion	5,178	5,803	10,413	9,940
Unallocated Corporate and Shared Services	(4,543)	(5,520)	(10,276)	(12,001)
Total	$7,598	$10,315	$10,185	$15,712

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Depreciation and Amortization
Laser Products	$1,759	$1,397	$3,303	$2,979
Vision Technologies	2,301	2,082	5,401	4,340
Precision Motion	628	689	1,242	1,162
Unallocated Corporate and Shared Services	250	455	823	904
Total	$4,938	$4,623	$10,769	$9,385

15. Subsequent Events

On August 2, 2016, the Company announced that Matthijs Glastra will succeed John A. Roush as the Chief Executive Officer and a director of the Company, effective September 1, 2016 (the “CEO Succession”).  In connection with the CEO Succession, Mr. Roush will step down as an officer and director of the Company, but will continue to serve the Company in an advisory role for a limited transition period ending on or prior to December 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, expected benefits of our belief that the Purchasing Managers Index (PMI) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; expectations regarding the 2016 restructuring program, including our reinvestment plans; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated revenue performance; changes in accounting principles and changes in actual or assumed tax liabilities; and expectations regarding tax exposure. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: the PMI may not provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market in any particular period or at all; economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; failure to introduce new products in a timely manner; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risk associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our businesses or grow acquired businesses; our ability to make divestitures that provide business benefits; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; production difficulties and product delivery delays or disruptions; our compliance, or our failure to comply, with various federal, state and foreign regulations; changes in governmental regulation of our business or products; effects of compliance with conflict minerals regulations; our compliance, or failure to comply, with environmental regulations; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; changes in tax laws, and fluctuations in our effective tax rates; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market price for our common shares; our ability to access cash and other assets of our subsidiaries; the influence of certain significant shareholders over our business; provisions of our articles of incorporation may delay or prevent a change in control; our significant existing indebtedness may limit our ability to engage in certain activities; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Item 1A of this quarterly report on Form 10-Q for the quarterly period ended July 1, 2016 under the heading “Risk Factors.” In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Accounting Period

The interim financial statements of Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) are prepared for each quarterly period ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Business Overview

We design, develop, manufacture and sell precision photonics and motion control components and subsystems to Original Equipment Manufacturers (“OEM’s”) in the medical and advanced industrial markets. We combine deep expertise at the intersection of photonics and motion to solve complex technical challenges. This enables us to engineer core components and sub-systems that deliver extreme precision and performance, tailored to our customers' demanding applications. We deliver highly engineered laser, vision and precision motion solutions to customers around the world.

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

Vision Technologies

Our Vision Technologies segment designs, manufactures and markets a range of medical grade technologies, including visualization solutions, imaging informatics products, optical data collection and machine vision technologies, radio frequency identification (“RFID”) technologies, thermal printers, light and color measurement instrumentation, and embedded touch screen solutions, to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Advanced Industrial Market

As of July 1, 2016, the advanced industrial market accounted for approximately 60% of the Company’s revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

As of July 1, 2016, the medical market accounted for approximately 40% of the Company’s revenue. Our revenue from products sold to the medical market is generally affected by hospital and other health care provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, trends in surgical procedures, changes in technology requirements, changes in customers or patient preferences, and general demographic trends.

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

Significant Events and Updates

Acquisition of Reach Technology Inc.

On May 24, 2016, we acquired 100% of the outstanding stock of Reach Technology Inc. (“Reach”), a Fremont, California-based provider of embedded touch screen technology solutions for OEMs in the medical and advanced industrial markets, for a total purchase price of $9.4 million, subject to customary working capital adjustments. Reach specializes in technologies that deliver high-performance touch screen solutions for OEMs with a focus on medical applications. The acquisition expands the range of human interface solutions to enhance our value proposition with medical OEM customers. Reach is included in our Vision Technologies reportable segment.

Second Amended and Restated Senior Credit Facility

On May 19, 2016, we entered into the Second Amended and Restated Credit Agreement, which matures on May 19, 2021 and provides for an aggregated credit facility of $300.0 million, comprised of a $75.0 million 5-year term loan facility and a $225.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Second Amended and Restated Credit Agreement amended and restated our previous senior credit facility that had a maturity date of December 27, 2017 and a $50.0 million, 5-year, term loan facility and a $175.0 million, 5-year, revolving credit facility.

2016 Restructuring Program

During the third quarter of 2015, the Company initiated the 2016 restructuring program, which includes consolidating certain of our manufacturing operations to optimize our facility footprint and better utilize resources, costs associated with discontinuing our radiology product line and reducing redundant costs due to productivity cost savings and business volume reductions. We substantially completed the 2016 restructuring program during the second quarter of 2016. During the three and six months ended July 1, 2016, the Company incurred restructuring costs of $2.1 million and $4.6 million, respectively, related to the 2016 restructuring plan. The Company expects to incur additional restructuring charges of $0.3 million to $0.5 million related to the 2016 restructuring plan.

Results of Operations for the Three and Six Months Ended July 1, 2016 Compared with the Three and Six Months Ended July 3, 2015

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	57.5	57.2	58.3	57.4
Gross profit	42.5	42.8	41.7	42.6
Operating expenses:
Research and development and engineering	8.2	8.1	8.5	8.4
Selling, general and administrative	20.7	21.7	22.0	22.5
Amortization of purchased intangible assets	2.0	1.9	2.2	2.0
Restructuring, acquisition and divestiture related costs	3.8	0.4	3.5	1.5
Total operating expenses	34.7	32.1	36.2	34.4
Operating income from continuing operations	7.8	10.7	5.5	8.2
Interest income (expense), net	(1.2)	(1.4)	(1.3)	(1.5)
Foreign exchange transaction gains (losses), net	0.7	(3.3)	0.4	(1.4)
Other income (expense), net	0.3	20.8	0.5	10.9
Income from continuing operations before income taxes	7.6	26.8	5.1	16.2
Income tax provision	2.6	6.5	1.5	4.2
Income from continuing operations	5.0	20.3	3.6	12.0
Loss from discontinued operations, net of tax	—	(0.0)	—	(0.0)
Consolidated net income	5.0	20.3	3.6	12.0

Overview of Financial Results

Total revenue increased by 1.3% for the three months ended July 1, 2016 and decreased by 1.6% for the six months ended July 1, 2016, compared to the prior year. The net effect of our acquisition and divestiture activities resulted in an increase in revenue of 1.6% during the three months ended July 1, 2016 and a decrease in revenue of 1.2% during the six months ended July 1, 2016. In addition, foreign currency exchange rates adversely impacted our revenue by less than 0.1% and 0.1% during the three and six months ended July 1, 2016, respectively. Excluding the impact of acquisitions, divestitures and changes in foreign exchange rates, revenue for both the three and six months ended July 1, 2016 decreased 0.3% compared to the prior year. Our organic revenue decline is summarized as follows:

	Three Months Ended July 1, 2016 Percentage Change	Six Months Ended July 1, 2016 Percentage Change
Reported growth (decline)	1.3%	(1.6)%
Less: Change attributable to acquisitions and divestitures	1.6%	(1.2)%
Plus: Change due to foreign currency	0.0%	0.1%
Organic decline	(0.3)%	(0.3)%

The organic decline in our revenue for the three months ended July 1, 2016 compared to the prior year was primarily attributable to a decline in revenue in our Vision Technologies segment, partially offset by revenue growth in our Laser Products and Precision Motion segments. The organic decline in our revenue for the six months ended July 1, 2016 compared to the prior year was primarily attributable a decline in revenue in our Vision Technologies segment.

Operating income from continuing operations decreased $2.7 million, or 26.3%, from $10.3 million for the three months ended July 3, 2015 to $7.6 million for the three months ended July 1, 2016. This decrease was primarily attributable to an increase in restructuring, acquisition and divestiture related costs as a result of our current year restructuring programs and changes in the fair value of contingent considerations from prior year acquisitions, partially offset by a decrease in selling, general and administrative (“SG&A”) expenses. Operating income from continuing operations decreased $5.5 million, or 35.2%, from $15.7 million for the six months ended July 3, 2015 to $10.2 million for the six months ended July 1, 2016. This decrease was primarily attributed to a decrease in gross profit of $3.0 million as a result of lower revenue and a write-down of inventories related to the discontinuation of our radiology products and an increase in restructuring, acquisition and divestiture related costs related to our current year restructuring programs and changes in the fair value of contingent considerations from prior year acquisitions, partially offset by a decrease in SG&A expenses as a result of the JK Lasers divestiture in April 2015.

Diluted earnings per share (“Diluted EPS”) from continuing operations of $0.14 for the three months ended July 1, 2016 decreased $0.42 from the prior year. This decrease was primarily attributable to lower operating income from continuing operations and lower other income as a result of the $19.6 million gain recognized from the JK Lasers divestiture in the prior year, partially offset by foreign currency gains in the current year versus foreign currency losses in the prior year. Diluted EPS from continuing operations of $0.19 for the six months ended July 1, 2016 decreased $0.47 from the prior year. This decrease was primarily attributable to lower operating income from continuing operations and lower other income as a result of the gain recognized from the JK Lasers divestiture in the prior year, partially offset by foreign currency gains in the current year versus foreign currency losses in the prior year.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	July 1, 2016	July 3, 2015	Increase (Decrease)	Percentage Change
Laser Products	$46,124	$42,190	$3,934	9.3%
Vision Technologies	28,305	31,216	(2,911)	(9.3)%
Precision Motion	23,305	23,088	217	0.9%
Total	$97,734	$96,494	$1,240	1.3%

	Six Months Ended
	July 1, 2016	July 3, 2015	Increase (Decrease)	Percentage Change
Laser Products	$86,482	$87,145	$(663)	-0.8%
Vision Technologies	57,167	62,327	(5,160)	-8.3%
Precision Motion	44,401	41,636	2,765	6.6%
Total	$188,050	$191,108	$(3,058)	-1.6%

Laser Products

Laser Products segment revenue for the three months ended July 1, 2016 increased by $3.9 million, or 9.3%, versus the prior year. The increase was primarily driven by an increase in revenue of our laser beam delivery products as a result of the Lincoln Laser acquisition and increased customer volumes in the advanced industrial and medical markets, partially offset by a decrease in revenue of our CO2 lasers products as a result of capital spending weakness in the industrial manufacturing sector.

Laser Products segment revenue for the six months ended July 1, 2016 decreased by $0.7 million, or 0.8%, versus the prior year primarily as a result of the JK Lasers divestiture, which reduced segment revenue by $5.7 million, and a decrease in revenue of our CO2 lasers products as a result of capital spending weakness in the industrial manufacturing sector, partially offset by an increase in revenue of our laser beam delivery products as a result of the Lincoln Laser acquisition and increased customer volumes in the advanced industrial and medical markets.

Vision Technologies

Vision Technologies segment revenue for the three months ended July 1, 2016 decreased by $2.9 million, or 9.3%, versus the prior year. The decrease was primarily driven by a decline in our visualization solutions revenue as a result of our decision to discontinue our radiology products and lower demand for our surgical products as a result of longer customer qualification cycles, partially offset by increases in revenue of our optical data collection products. The radiology closure resulted in a $2.1 million revenue decline in our Vision Technologies revenues.

Vision Technologies segment revenue for the six months ended July 1, 2016 decreased by $5.2 million, or 8.3%, versus the prior year. The decrease was primarily driven by a decline in our visualization solutions revenue as a result of our decision to discontinue our radiology products and lower demand for our surgical products as a result of longer customer qualification cycles, partially offset by increases in revenue of our optical data collection products. The radiology closure resulted in a $3.2 million revenue decline in our Vision Technologies revenues.

Precision Motion

Precision Motion segment revenue for the three months ended July 1, 2016 increased by $0.2 million, or 0.9%, versus the prior year. The increase was principally driven by increased revenue of our Celera Motion products as a result of increased demand in the advanced industrial market, partially offset by a decline in revenue of our air bearing spindles products as a result of capital spending weakness in the industrial manufacturing sector.

Precision Motion segment revenue for the six months ended July 1, 2016 increased by $2.8 million, or 6.6%, versus the prior year. The increase was principally driven by increased revenue of our Celera Motion products as a result of the Applimotion acquisition and increased demand in the advanced industrial market, partially offset by a decline in revenue of our air bearing spindles products as a result of capital spending weakness in the industrial manufacturing sector.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Gross profit:
Laser Products	$20,861	$18,950	$38,858	$38,325
Vision Technologies	10,524	12,158	20,103	24,671
Precision Motion	10,497	10,611	20,165	19,076
Unallocated Corporate and Shared Services	(386)	(374)	(738)	(721)
Total	$41,496	$41,345	$78,388	$81,351
Gross profit margin:
Laser Products	45.2%	44.9%	44.9%	44.0%
Vision Technologies	37.2%	38.9%	35.2%	39.6%
Precision Motion	45.0%	46.0%	45.4%	45.8%
Total	42.5%	42.8%	41.7%	42.6%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Laser Products

Laser Products segment gross profit for the three months ended July 1, 2016 increased $1.9 million, or 10.1%, versus the prior year, primarily due to an increase in revenue. Laser Products segment gross profit margin was 45.2% for the three months ended July 1, 2016, versus a gross profit margin of 44.9% for the prior year. The increase in gross profit margin was primarily attributable to productivity improvements.

Laser Products segment gross profit for the six months ended July 1, 2016 increased $0.5 million, or 1.4%, versus the prior year, primarily due to an increase in gross profit margin. Laser Products segment gross profit margin was 44.9% for the six months ended July 1, 2016, versus a gross profit margin of 44.0% for the prior year. The increase in gross profit margin was primarily attributable to the divestiture of the JK Lasers business, which had a lower gross margin.

Vision Technologies

Vision Technologies segment gross profit for the three months ended July 1, 2016 decreased $1.6 million, or 13.4%, versus the prior year. The decrease was primarily attributable to a decline in visualization solutions product revenue as a result of our decision to discontinue our radiology products and lower volumes of our surgical products. Vision Technologies segment gross profit margin was 37.2% for the three months ended July 1, 2016, versus a gross profit margin of 38.9% for the prior year. The decrease in gross profit margin was primarily attributable to a decrease in revenue.

Vision Technologies segment gross profit for the six months ended July 1, 2016 decreased $4.6 million, or 18.5%, versus the prior year. The decrease was primarily attributable to a decline in visualization solutions product revenue and a $1.6 million charge related to the discontinuation of our radiology products. Vision Technologies segment gross profit margin was 35.2% for the six months ended July 1, 2016, versus a gross profit margin of 39.6% for the prior year. The decrease in gross profit margin was primarily attributable to lower revenue from our visualization solutions product line and costs associated with discontinuing our radiology products, which accounted for 2.7 percentage points of the 4.4 percentage point decrease.

Precision Motion

Precision Motion segment gross profit for the three months ended July 1, 2016 decreased $0.1 million, or 1.1%, versus the prior year. The decrease was primarily attributable to a decrease in gross profit margin. Precision Motion segment gross profit margin was 45.0% for the three months ended July 1, 2016, versus a gross profit margin of 46.0% for the prior year. The 1.0 percentage point decrease in gross profit margin was primarily attributable to product mix.

Precision Motion segment gross profit for the six months ended July 1, 2016 increased $1.1 million, or 5.7%, versus the prior year. The increase was primarily attributable to an increase in revenue. Precision Motion segment gross profit margin was 45.4% for the six months ended July 1, 2016, versus a gross profit margin of 45.8% for the prior year. The 0.4 percentage point decrease in gross profit margin was primarily attributable to product mix.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Research and development and engineering	$8,016	$7,840	$16,068	$16,055
Selling, general and administrative	20,198	20,922	41,385	42,990
Amortization of purchased intangible assets	1,979	1,852	4,087	3,741
Restructuring, acquisition and divestiture related costs	3,705	416	6,663	2,853
Total	$33,898	$31,030	$68,203	$65,639

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $8.0 million, or 8.2% of revenue, during the three months ended July 1, 2016, versus $7.8 million, or 8.1% of revenue, during the prior year. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to increased costs related to the two businesses that we acquired in the fourth quarter last year.

R&D expenses were $16.1 million, or 8.5% of revenue, during the six months ended July 1, 2016, versus $16.1 million, or 8.4% of revenue, during the prior year. R&D expenses increased as a percentage of revenue primarily due to increased costs related to prior year acquisitions, partially offset by decreased costs related to the JK Lasers divestiture.

Selling, General and Administrative Expenses

SG&A expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $20.2 million, or 20.7% of revenue, during the three months ended July 1, 2016, versus $20.9 million, or 21.7% of revenue, during the prior year. SG&A expenses decreased in terms of total dollars and as a percentage of revenue primarily due to lower employee expenses from lower headcount as a result of restructuring initiatives, partially offset by increased costs related to the two businesses that we acquired in the fourth quarter last year.

SG&A expenses were $41.4 million, or 22.0% of revenue, during the six months ended July 1, 2016, versus $43.0 million, or 22.5% of revenue, during the prior year. SG&A expenses decreased in terms of total dollars and as a percentage of revenue, primarily due to the JK Lasers divestiture and lower employee expenses from lower headcount as a result of restructuring initiatives, partially offset by increased costs related to prior year acquisitions.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $2.0 million, or 2.0% of revenue, during the three months ended July 1, 2016, versus $1.9 million, or 1.9% of revenue, during the prior year. The increase, in terms of total dollars and as a percentage of revenue, was related to the increase in amortization of acquired intangible assets from acquisitions.

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $4.1 million, or 2.2% of revenue, during the six months ended July 1, 2016, versus $3.7 million, or 2.0% of revenue, during the prior year. The increase, in terms of total dollars and as a percentage of revenue, was related to the increase in amortization of acquired intangible assets from acquisitions.

Restructuring, Acquisition and Divestiture Related Costs

We recorded restructuring, acquisition and divestiture related costs of $3.7 million during the three months ended July 1, 2016, versus $0.4 million during the prior year. The increase in restructuring, acquisition and divestiture related costs versus the prior year was due to an increase in restructuring related charges of $1.6 million and acquisition related charges of $2.2 million, partially offset by a decrease in divestiture related costs of $0.5 million as a result of the JK Lasers divestiture in the prior year. Restructuring related charges for the three months ended July 1, 2016 were primarily related to the 2016 restructuring program. Acquisition related costs for the three months ended July 1, 2016 were primarily related to current year acquisitions and a $1.4 million expense for changes in the fair value of contingent considerations of prior year acquisitions.

We recorded restructuring, acquisition and divestiture related costs of $6.7 million during the six months ended July 1, 2016, versus $2.9 million during the prior year. The increase in restructuring, acquisition and divestiture related costs versus the prior year was due to an increase in restructuring related charges of $2.5 million and acquisition related charges of $2.3 million, partially offset by a decrease in divestiture related costs of $1.0 million as a result of the JK Lasers divestiture in the prior year. Restructuring related charges for the six months ended July 1, 2016 were primarily related to the 2016 restructuring program. Acquisition related costs for the six months ended July 1, 2016 were primarily related to current year acquisitions and changes in the fair value of contingent considerations of prior year acquisitions.

Operating Income from Continuing Operations

The following table sets forth operating income from continuing operations by segment for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Operating Income (Loss) from Continuing Operations:
Laser Products	$9,663	$10,046	$16,519	$18,441
Vision Technologies	(2,700)	(14)	(6,471)	(668)
Precision Motion	5,178	5,803	10,413	9,940
Unallocated Corporate and Shared Services	(4,543)	(5,520)	(10,276)	(12,001)
Total	$7,598	$10,315	$10,185	$15,712

Laser Products

Laser Products operating income from continuing operations for the three months ended July 1, 2016 decreased by $0.4 million, or 3.8%, versus the prior year. The decrease in operating income from continuing operations was primarily due to an increase in operating expenses of $2.3 million as a result of prior year acquisitions and investments in R&D, sales and marketing resources, partially offset by an increase in gross profit of $1.9 million.

Laser Products operating income from continuing operations for the six months ended July 1, 2016 decreased by $1.9 million, or 10.4%, versus the prior year. The decrease in operating income from continuing operations was primarily due to an increase in R&D, sales and marketing expenses as a result of prior year acquisitions and investments in R&D, sales and marketing resources, partially offset by a decrease in restructuring, acquisition and divestiture related costs of $0.6 million primarily due to the JK Lasers divestiture in the prior year and an increase in gross profit of $0.5 million.

Vision Technologies

Vision Technologies operating loss from continuing operations for the three months ended July 1, 2016 increased by $2.7 million versus the prior year. The increase was primarily attributable to a decrease in gross profit of $1.6 million, an increase in amortization of intangibles of $0.2 million as a result of the Reach acquisition and an increase in restructuring, acquisition and divestiture related costs of $2.2 million primarily related to our 2016 restructuring program, partially offset by a decrease in other operating expenses of $1.3 million.

Vision Technologies operating loss from continuing operations for the six months ended July 1, 2016 increased by $5.8 million versus the prior year. The increase was primarily attributable to a decrease in gross profit of $4.6 million, an increase in amortization of intangibles of $0.4 million as a result of prior year and current year acquisitions, and increase in restructuring, acquisition and divestiture related costs of $3.7 million primarily related to our 2016 restructuring, partially offset by a decrease in other operating expenses of $2.9 million.

Precision Motion

Precision Motion operating income from continuing operations for the three months ended July 1, 2016 decreased by $0.6 million, or 10.8%, versus the prior year. The decrease was primarily due to an increase in acquisition costs of $1.2 million primarily related to changes in the fair value of contingent considerations related to the Applimotion acquisition, partially offset by a decrease in compensation expense as a result of prior year restructuring initiatives.

Precision Motion operating income from continuing operations for the six months ended July 1, 2016 increased by $0.5 million, or 4.8%, versus the prior year. The increase was primarily due to an increase in gross profit of $1.1 million and a decrease in compensation expense as a result of prior year restructuring initiatives, partially offset by an increase in acquisition costs of $1.2 million primarily related to changes in the fair value of contingent considerations related to the Applimotion acquisition.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended July 1, 2016 decreased by $1.0 million, or 17.7%, versus the prior year primarily due a decrease in restructuring and acquisition related costs of $0.2 million and a decrease in other operating expenses of $0.8 million. These costs for the six months ended July 1, 2016 decreased by $1.7 million, or 14.4%, versus the prior year primarily due to a decrease in restructuring and acquisition related costs of $0.5 million during the first quarter of 2016, and a decrease in other operating expenses of $1.2 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Interest income (expense), net	$(1,205)	$(1,375)	$(2,390)	$(2,772)
Foreign exchange transaction gains (losses), net	707	(3,153)	790	(2,636)
Other income (expense), net	270	20,034	1,013	20,763

Interest Income (Expense), Net

Net interest expense was $1.2 million for the three months ended July 1, 2016, versus $1.4 million in the prior year. The $0.2 million decrease in net interest expense from the prior year was primarily due to a decrease in average debt levels.  The weighted average interest rate on our Senior Credit Facilities was 3.53% and 3.31% during the three months ended July 1, 2016 and July 3, 2015, respectively.

Net interest expense was $2.4 million for the six months ended July 1, 2016, versus $2.8 million in the prior year. The $0.4 million decrease in net interest expense from the prior year was primarily due to a decrease in average debt levels.  The weighted average interest rate on our Senior Credit Facilities was 3.48% and 3.37% during the six months ended July 1, 2016 and July 3, 2015, respectively.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were $0.7 million net gains for the three months ended July 1, 2016, versus $3.2 million net losses for the prior year due to changes in the U.S. Dollar against the British Pound and Japanese Yen and an unrealized foreign currency loss in the prior year related to the cash proceeds in U.S. dollars from the JK Lasers divestiture being held for a period of time by our UK subsidiary.

Foreign exchange transaction gains (losses), net, were $0.8 million net gains for the six months ended July 1, 2016, versus $2.6 million net losses for the prior year due to changes in the U.S. Dollar against the British Pound and Japanese Yen and an unrealized foreign currency loss in the prior year related to the cash proceeds in U.S. dollars from the JK Lasers divestiture being held for a period of time by our UK subsidiary.

Other Income (Expense), Net

Other income was $0.3 million and $1.0 million during the three and six months ended July 1, 2016, respectively, versus $20.0 million and $20.8 million during the three and six months ended July 3, 2015, respectively. The decrease in other income was primarily due to a gain of $19.6 million recognized in the prior year as a result of the JK Lasers divestiture in April 2015 and lower earnings from our equity-method investment in Laser Quantum.

Income Taxes

The effective tax rate for the three months ended July 1, 2016 was 33.9%, versus 24.4% for the prior year. The Company’s effective tax rate on income from continuing operations of 33.9% for the three months ended July 1, 2016 differs from the Canadian statutory rate of 28.5% primarily due to the mix of income earned in jurisdictions with varying tax rates and losses in jurisdictions with a full valuation allowance.

The effective tax rate for the six months ended July 1, 2016 was 29.4%, versus 26.1% for the prior year. The Company’s effective tax rate on income from continuing operations of 29.4% for the six months ended July 1, 2016 differs from the Canadian statutory rate of 28.5% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, the Laser Quantum dividend distribution and the impact of other discrete items for the period. The Company received a tax free cash dividend of $2.3 million from Laser Quantum, which had a 4.4% favorable impact on our effective tax rate for the six months ended July 1, 2016.

Discontinued Operations

Loss from discontinued operations, net of tax, was zero for both the three and the six months ended July 1, 2016, compared to loss from discontinued operations, net of tax, of less than $0.1 million for both the three and six months ended July 3, 2015. The decline in loss from discontinued operations, net of tax, was due to losses related to the Scientific Lasers business.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, investments in businesses, and repayment of our debt and related interest payments. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We believe our future operating cash flows will be sufficient to meet our future operating and capital expenditure cash needs for the foreseeable future, including at least the next 12 months. The availability of borrowings under our revolving credit facility provides an additional potential source of liquidity should it be required. In addition, we may seek to raise additional capital, which could be in the form of bonds, convertible debt or equity, to fund business development activities or other future investing cash requirements, subject to approval by the lenders in the Second Amended and Restated Credit Agreement.

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

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. The Company expects to fund share repurchases through cash on hand and future cash flows from operations. As of December 31, 2015, the Company has cumulatively repurchased an aggregate of 172 thousand shares of its common stock for an aggregate purchase price of $2.2 million at an average price of $12.48 per share. During the six months ended July 1, 2016, the Company repurchased 91 thousand shares in the open market for an aggregate purchase price of $1.3 million at an average price of $14.88 per share.

As of July 1, 2016, $33.6 million of our $60.5 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries. However, in certain instances, we have identified excess cash for which we may repatriate and we have established deferred tax liabilities for the expected tax cost. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

Second Amended and Restated Credit Agreement

In May 2016, we entered into the second amended and restated senior secured credit agreement (the “Second Amended and Restated Credit Agreement”), consisting of a $75.0 million, 5-year term loan facility and a $225.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in May 2021. As of July 1, 2016, we had term loans of $75.0 million and revolving loans of $15.0 million outstanding under the Senior Credit Facilities.

The Second Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements and our compliance as of July 1, 2016:

	Requirement	Actual
Maximum consolidated leverage ratio	3.00	1.40
Minimum consolidated fixed charge coverage ratio	1.50	3.48

Cash Flows for the Six Months Ended July 1, 2016 and July 3, 2015

The following table summarizes our cash flows from continuing operations, cash and cash equivalent balances and unused and available funds under our revolving credit facility for the periods indicated (dollars in thousands):

	Six Months Ended
	July 1, 2016	July 3, 2015
Net cash provided by operating activities of continuing operations	$23,791	$14,568
Net cash provided by (used in) investing activities of continuing operations	$(10,608)	$15,558
Net cash used in financing activities of continuing operations	$(12,937)	$(362)

	July 1, 2016	December 31, 2015
Cash and cash equivalents	$60,497	$59,959
Unused and available funds under revolving credit facility	$210,000	$105,000

Operating Cash Flows

Cash provided by operating activities of continuing operations was $23.8 million for the six months ended July 1, 2016, versus $14.6 million for the prior year. Cash provided by operating activities of continuing operations for the six months ended July 1, 2016 increased from the prior year primarily due to the increase in income from continuing operations adjusted for depreciation and amortization, share-based compensation, and acquisition related costs recognized under earn-out agreements in connection with acquisitions and, to a lesser extent, the dividend from equity method investment.

Cash provided by operating activities of continuing operations was positively impacted by an increase in our days payables outstanding which increased from 41 days at December 31, 2015 to 42 days at July 1, 2016, a decrease in our days sales outstanding from 57 days at December 31, 2015 to 53 days at July 1, 2016, and an decrease in inventory excluding inventories from the Reach acquisition, as our inventory turnover ratio increased from 3.6 at December 31, 2015 to 3.8 at July 1, 2016.

Cash provided by operating activities of continuing operations for the six months ended July 3, 2015 was primarily related to income from continuing operations of $23.0 million. Cash provided by operating activities of continuing operations was positively impacted by a decrease in our days sales outstanding from 53 days at December 31, 2014 to 51 days at July 3, 2015 and by a decrease in inventory as our inventory turnover ratio increased from 3.3 at December 31, 2014 to 3.6 at July 3, 2015. Cash provided by operating activities of continuing operations was negatively impacted by a decrease in our days payables outstanding from 45 days at December 31, 2014 to 44 days at July 3, 2015.

Investing Cash Flows

Cash used in investing activities of our continuing operations was $10.6 million during the six months ended July 1, 2016, compared to cash provided of $15.6 million during the six months ended July 3, 2015. Cash used in investing activities for the six months ended July 1, 2016 was primarily related to $9.4 million cash consideration paid for the Reach acquisition in May 2016 and $5.3 million in capital expenditures, partially offset by $3.6 million in net cash consideration received from the sale of our Orlando, Florida facility and proceeds received from the finalization of the Lincoln Laser acquisition working capital adjustments totaling $0.4 million.

Cash provided by investing activities for the six months ended July 3, 2015 was primarily due to cash proceeds received from the sale of the JK Lasers business in April 2015, partially offset by cash consideration paid for the Applimotion acquisition in February 2015 and $2.1 million in capital expenditures.

Cash provided by investing activities of discontinued operations was primarily related to $1.5 million released from escrow for our Scientific Lasers divestiture for the six months ended July 1, 2016.

Financing Cash Flows

Cash used in financing activities of continuing operations was $12.9 million during the six months ended July 1, 2016, consisting of $3.8 million of contractual term loan payments, $3.7 million of optional repayments of borrowings under our revolving credit facility, $1.4 million of payroll tax payments on stock-based awards, the repurchase of $1.3 million of the Company’s common stock, and $0.7 million of capital lease payments. We also paid $2.0 million for debt issuance costs as a result of the Second Amended and Restated Credit Agreement signed in May 2016.

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In May 2016, we entered into the Second Amended and Restated Credit Agreement which provides an aggregate credit facility of $300.0 million, consisting of a $75.0 million 5-year term loan facility and a $225.0 million 5-year revolving credit facility. The following table summarizes contractual obligations at July 1, 2016 related to the Second Amended and Restated Credit Agreement (in thousands):

Contractual Obligations	Total	2016 (remainder of year)	2017-2018	2019-2020	Thereafter
Senior Credit Facilities (1)	$90,000	3,750	15,000	15,000	56,250
Interest on Senior Credit Facilities (2)	9,753	1,243	4,432	3,568	510
Total	$99,753	$4,993	$19,432	$18,568	$56,760

(1)

As of July 1, 2016, a total of $75.0 million of term loan debt and $15.0 million of revolving credit facility borrowings were outstanding under the Senior Credit Facilities. The term loan is payable in 20 quarterly installments of $1.9 million with the remaining amount due upon maturity in May 2021. The revolving credit facility is due upon maturity in May 2021.

(2)

For the purpose of this calculation, current interest rates on floating rate obligation (LIBOR plus applicable margin, as defined in the Second Amended and Restated Credit Agreement) were used for the remainder contractual life of the term loan.

Off-Balance Sheet Arrangements

The Company has an equity method investment in Laser Quantum Ltd. (“Laser Quantum”), a privately held company located in the United Kingdom. The Company has an ownership interest of approximately 41% in the Laser Quantum business. We continue to recognize our share of the earnings of this entity under the equity method.

Through July 1, 2016, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to our critical accounting policies through July 1, 2016 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended July 1, 2016, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of July 1, 2016, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 1, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended July 1, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the migration of our German sales and distribution center to the Company’s primary enterprise resource planning system.

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

Item 1A. Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Other than the risk mentioned below, there have been no other material changes in the risks affecting the Company since the filing of such Annual Report on Form 10-K.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of common shares.

We are a multinational company with worldwide operations, including business operations and investments in the United Kingdom and Europe. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and has given rise to calls for the governments of other European Union member states to consider withdrawal.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal could depress economic activity and restrict our access to capital. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the United Kingdom and other European Union member states or among the European economic area overall could be diminished or eliminated.  Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of the Company’s common stock during the three months ended July 1, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 29, 2016	22,000	$14.69	22,000	$7,524,260
April 30 - May 27, 2016	37,300	$14.62	37,300	$6,978,800
May 28 - July 1, 2016	31,400	$15.31	31,400	$6,498,122
Total	90,700	$14.88	90,700

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

(2)The Company has repurchased 263,123 shares of its common stock pursuant to the share repurchase program since its adoption.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	03/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

3.6	Articles of Amendment of the Registrant, dated May 11, 2016.	8-K	001-35083	10.1	05/12/16

10.1	Novanta Inc. 2010 Incentive Award Plan (Amended and Restated Effective July 27, 2016)					*

10.2	Form of Stock Option Grant Notice and Stock Option Agreement					*

10.3	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement					*

10.4

Amended and Restated Credit Agreement, dated as of May 19, 2016, by and among Novanta Corporation, Novanta Inc., Novanta UK Investments Holding Limited, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger, JP Morgan Chase Bank, N.A., as Joint Lead Arranger, Co-Syndication Agent and lender, Wells Fargo Securities LLC, as Joint Lead Arranger, Wells Fargo Bank, National Association, as Co-Syndication Agent and lender, Silicon Valley Bank, as Co-Documentation Agent and lender, TD Bank, N.A., as Co-Documentation Agent and lender, Bank of Montreal, as Co-Documentation Agent and lender, and HSBC Bank USA, N.A, as a lender.

		8-K	001-35083	10.1	05/20/16

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at July 1, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended July 1, 2016 and July 3, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended July 1, 2016 and July 3, 2015, (iv) Consolidated Statements of Cash Flows for the six months ended July 1, 2016 and July 3, 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ John A. Roush	Director, Chief Executive Officer	August 2, 2016
John A. Roush

/s/ Robert J. Buckley	Chief Financial Officer	August 2, 2016
Robert J. Buckley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	Articles of Amendment of the Registrant, dated May 26, 2005.	S-3	333-180098	3.1	03/14/12

3.3	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.5	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

3.6	Articles of Amendment of the Registrant, dated May 11, 2016.	8-K	001-35083	10.1	05/12/16

10.1	Novanta Inc. 2010 Incentive Award Plan (Amended and Restated Effective July 27, 2016)					*

10.2	Form of Stock Option Grant Notice and Stock Option Agreement					*

10.3	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement					*

10.4

Amended and Restated Credit Agreement, dated as of May 19, 2016, by and among Novanta Corporation, Novanta Inc., Novanta UK Investments Holding Limited, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger, JP Morgan Chase Bank, N.A., as Joint Lead Arranger, Co-Syndication Agent and lender, Wells Fargo Securities LLC, as Joint Lead Arranger, Wells Fargo Bank, National Association, as Co-Syndication Agent and lender, Silicon Valley Bank, as Co-Documentation Agent and lender, TD Bank, N.A., as Co-Documentation Agent and lender, Bank of Montreal, as Co-Documentation Agent and lender, and HSBC Bank USA, N.A, as a lender.

		8-K	001-35083	10.1	05/20/16

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at July 1, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended July 1, 2016 and July 3, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended July 1, 2016 and July 3, 2015, (iv) Consolidated Statements of Cash Flows for the six months ended July 1, 2016 and July 3, 2015, and (v) Notes to Consolidated Financial Statements.