Form 10-Q
period 2016-09-30
NOVANTA INC
filed 2016-11-02
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, there were 34,443,526 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$64,739	$59,959
Accounts receivable, net of allowance of $536 and $500, respectively	61,787	57,188
Inventories	59,614	59,566
Income taxes receivable	4,505	2,510
Prepaid expenses and other current assets	5,621	5,989
Total current assets	196,266	185,212
Property, plant and equipment, net	34,911	40,550
Deferred tax assets	5,886	7,885
Other assets	10,466	12,673
Intangible assets, net	60,871	66,269
Goodwill	108,337	103,456
Total assets	$416,737	$416,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,365	$7,385
Accounts payable	28,179	24,401
Income taxes payable	1,274	3,985
Accrued expenses and other current liabilities	30,074	21,182
Total current liabilities	66,892	56,953
Long-term debt	72,267	88,426
Deferred tax liabilities	42	449
Income taxes payable	5,855	6,071
Other liabilities	14,481	19,445
Total liabilities	159,537	171,344
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,439 and 34,345, respectively	423,856	423,856
Additional paid-in capital	29,257	29,225
Accumulated deficit	(175,303)	(189,550)
Accumulated other comprehensive loss	(20,610)	(18,830)
Total stockholders’ equity	257,200	244,701
Total liabilities and stockholders’ equity	$416,737	$416,045

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2016	2015	2016	2015
Revenue	$97,829	$92,271	$285,879	$283,379
Cost of revenue	56,617	52,361	166,279	162,118
Gross profit	41,212	39,910	119,600	121,261
Operating expenses:
Research and development and engineering	7,961	7,693	24,029	23,748
Selling, general and administrative	20,972	19,979	62,357	62,969
Amortization of purchased intangible assets	2,066	1,852	6,153	5,593
Restructuring, acquisition and divestiture related costs (gain)	(835)	1,379	5,828	4,232
Total operating expenses	30,164	30,903	98,367	96,542
Operating income from continuing operations	11,048	9,007	21,233	24,719
Interest income (expense), net	(1,081)	(1,248)	(3,471)	(4,020)
Foreign exchange transaction gains (losses), net	188	383	978	(2,253)
Other income (expense), net	686	878	1,699	21,641
Income from continuing operations before income taxes	10,841	9,020	20,439	40,087
Income tax provision	3,371	2,452	6,192	10,562
Income from continuing operations	7,470	6,568	14,247	29,525
Loss from discontinued operations, net of tax	—	—	—	(13)
Consolidated net income	$7,470	$6,568	$14,247	$29,512

Earnings per common share from continuing operations:
Basic	$0.22	$0.19	$0.41	$0.85
Diluted	$0.21	$0.19	$0.41	$0.84
Loss per common share from discontinued operations:
Basic	$—	$—	$—	$(0.00)
Diluted	$—	$—	$—	$(0.00)
Earnings per common share:
Basic	$0.22	$0.19	$0.41	$0.85
Diluted	$0.21	$0.19	$0.41	$0.84

Weighted average common shares outstanding—basic	34,677	34,599	34,689	34,578
Weighted average common shares outstanding—diluted	34,928	35,055	34,889	35,027

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2016	2015	2016	2015
Consolidated net income	$7,470	$6,568	$14,247	$29,512
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(563)	(1,624)	(3,413)	(2,172)
Pension liability adjustments, net of tax (2)	338	517	1,633	937
Total other comprehensive income (loss)	(225)	(1,107)	(1,780)	(1,235)
Total consolidated comprehensive income (loss)	$7,245	$5,461	$12,467	$28,277
(1)	The tax effect on this component of comprehensive income was nominal for the three and nine months ended September 30, 2016 and $0.2 million for the three and nine months ended October 2, 2015.
(2)

The tax effect on this component of comprehensive income was not material for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	September 30,	October 2,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$14,247	$29,512
Less: Loss from discontinued operations, net of tax	—	13
Income from continuing operations	14,247	29,525
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	15,317	14,088
Provision for inventory excess and obsolescence	2,387	1,303
Share-based compensation	3,385	3,494
Deferred income taxes	162	3,782
Earnings from equity-method investment	(1,698)	(2,007)
Gain on disposal of business	—	(19,633)
Gain on sale of fixed assets	(1,736)	(24)
Dividend from equity-method investment	2,341	—
Non-cash restructuring and acquisition related charges	616	511
Earn-out adjustments	1,427	—
Other	974	921
Changes in assets and liabilities which (used)/provided cash, excluding effects from businesses purchased or classified as discontinued operations:
Accounts receivable	(3,683)	(6,996)
Inventories	(1,470)	(5,352)
Income taxes receivable, prepaid expenses and other current assets	(3,594)	1,244
Accounts payable, income taxes payable, accrued expenses and other current liabilities	6,110	6,602
Other non-current assets and liabilities	(78)	(1,982)
Cash provided by operating activities of continuing operations	34,707	25,476
Cash used in operating activities of discontinued operations	—	(13)
Cash provided by operating activities	34,707	25,463
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,005)	(4,111)
Acquisition of businesses, net of cash acquired and working capital adjustments	(8,952)	(13,048)
Proceeds from the sale of property, plant and equipment	7,037	123
Proceeds from the sale of business, net of transaction costs	—	29,570
Cash provided by (used in) investing activities of continuing operations	(8,920)	12,534
Cash provided by investing activities of discontinued operations	1,498	—
Cash provided by (used in) investing activities	(7,422)	12,534
Cash flows from financing activities:
Borrowings under revolving credit facility	—	13,000
Repayments of long-term debt and revolving credit facility	(14,375)	(18,625)
Payments for debt issuance costs	(2,496)	—
Payments of withholding taxes from stock-based compensation awards	(1,719)	(1,431)
Repurchase of common stock	(1,634)	(997)
Capital lease payments	(905)	(414)
Other financing activities	(1)	23
Cash used in financing activities of continuing operations	(21,130)	(8,444)
Cash used in financing activities of discontinued operations	—	—
Cash used in financing activities	(21,130)	(8,444)
Effect of exchange rates on cash and cash equivalents	(1,375)	(610)
Increase in cash and cash equivalents	4,780	28,943
Cash and cash equivalents, beginning of period	59,959	51,146
Cash and cash equivalents, end of period	$64,739	$80,089
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,167	$2,939
Cash paid for income taxes	$10,870	$6,071
Income tax refunds received	$359	$63

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

1. Basis of Presentation

Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) design, develop, manufacture and sell precision photonic and motion control components and subsystems to Original Equipment Manufacturers (“OEMs”) in the medical and advanced industrial markets. We combine deep expertise at the intersection of photonics and motion to solve complex technical challenges. This enables us to engineer core components and subsystems that deliver extreme precision and performance, tailored to our customers’ demanding applications. We deliver highly engineered photonics, vision and precision motion solutions to customers around the world.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates based on historical experience, current conditions and various other assumptions that it believes are reasonable under the circumstances. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the period in which they are deemed to be necessary. Actual results could differ significantly from those estimates.

Recent Accounting Pronouncements

Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides further clarification on eight cash flow classification issues. The standard further clarifies the classification of the following: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 should be applied using a retrospective transition method for each period presented. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

(Unaudited)

Share-Based Compensation

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the accounting for employee share-based payment transactions to require recognition of the income tax effects resulting from the settlement of stock-based awards as income tax provision or benefit in the income statement in the reporting period in which they occur. In addition, ASU 2016-09 requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. ASU 2016-09 also requires that cash paid through directly withholding shares for tax-withholding purposes be classified as a financing activity in the statement of cash flows. In addition, ASU 2016-09 allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with existing U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 during the second quarter of 2016, which required no retrospective adjustments to the consolidated financial statements.  The adoption of ASU 2016-09 had an impact of less than $0.1 million on income from continuing operation on the Company’s consolidated statements of operations for the three months ended July 1, 2016. The adoption of ASU 2016-09 had no impact on the prior year consolidated financial statements.

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

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40),” which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 will be effective for annual reporting periods ending after December 15, 2016. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have an impact on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” and requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. Upon adoption, an entity may apply the new guidance either retrospectively to each prior reporting period presented or retrospectively only to customer contracts not yet completed as of the date of adoption with the cumulative effect of initially applying the standard recognized in beginning retained earnings at the date of the initial application. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year, with the option of early adoption as of the original effective date. The amendment in ASU 2015-14 will result in ASU 2014-09 being effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard on our consolidated financial statements and plans to adopt the standard beginning in the first quarter of 2018.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

(Unaudited)

2. Business Combinations

On May 24, 2016, the Company acquired 100% of the outstanding stock of Reach Technology Inc. (“Reach”), a Fremont, California-based provider of embedded touch screen technology solutions for OEMs in the medical and advanced industrial markets, for a total purchase price of $9.4 million, subject to customary working capital adjustments. The Company expects that the addition of Reach will enable the Company to enhance its value proposition with medical OEM customers by adding Reach’s high-performance touch screen solutions to its product offerings. The Company recognized acquisition costs of $0.2 million during the nine months ended September 30, 2016. Acquisition-related costs are included in restructuring, acquisition and divestiture related costs in the consolidated statements of operations.

The acquisition of Reach has been accounted for as a business combination. The allocation of the purchase price is based upon a valuation of assets and liabilities acquired. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Reach and the Company. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. The purchase price allocation is preliminary. The primary areas of the purchase price allocation that are not yet finalized relate to the final settlement of working capital and the amount of the residual goodwill.

Based upon a preliminary valuation, the total purchase price was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$238
Accounts receivable	991
Inventories	1,611
Prepaid expenses and other current assets	12
Intangible assets	3,953
Goodwill	4,924
Total assets acquired	11,729

Accounts payable	280
Other liabilities	148
Deferred tax liabilities	1,504
Total liabilities assumed	1,932
Total assets acquired, net of liabilities assumed	9,797
Less: cash acquired	238
Plus: working capital adjustments	(185)
Total purchase price, net of cash acquired	$9,374

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

(Unaudited)

As of September 30, 2016, the working capital adjustments had not been finalized and were estimated to be an additional cash payment of $0.2 million which has been included in accrued expenses and other current liabilities in the consolidated balance sheet.

The fair value of intangible assets is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Customer relationships	$2,770	15 years
Developed technology	500	7 years
Trademarks and trade names	258	10 years
Backlog	425	1 year
Total	$3,953

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

(Unaudited)

The purchase price allocation resulted in $4.9 million of goodwill and $4.0 million of identifiable intangible assets, none of which is expected to be deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flow potential attributable to: (i) Reach’s ability to grow their business with existing and new customers, including leveraging the Company’s customer base, and (ii) cost improvements due to scale and more efficient operations.

The operating results of Reach were included in the Company’s results of operations beginning on May 24, 2016. Reach contributed revenues of $3.2 million and a loss from continuing operations before income taxes of $0.4 million for the nine months ended September 30, 2016. Operating loss from continuing operations before income taxes for the nine months ended September 30, 2016 included transition costs of $0.6 million recognized under earn-out agreements. The pro forma financial information reflecting the operating results of Reach, as if it had been acquired as of January 1, 2015, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2015. Reach is included in the Company’s Vision reportable segment.

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

3. Discontinued Operations and Divestitures

In April 2015, the Company completed the sale of certain assets and liabilities of its JK Lasers business, previously included in the Photonics (formerly known as “Laser Products”) reportable segment, for approximately $29.6 million in cash, net of final working capital adjustments and transaction costs. The Company recognized a pre-tax gain on sale of $19.6 million in the consolidated statement of operations for the nine months ended October 2, 2015 under the caption “other income (expense), net.” The JK Lasers business divestiture did not qualify for discontinued operations accounting treatment.

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

4. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows (in thousands):

	Total accumulated
	other	Foreign currency
	comprehensive	translation	Pension
	income (loss)	adjustments	liability
Balance at December 31, 2015	$(18,830)	$(9,698)	$(9,132)
Other comprehensive income (loss)	(2,352)	(3,413)	1,061
Amounts reclassified from other comprehensive income (loss) (1)	572	—	572
Balance at September 30, 2016	$(20,610)	$(13,111)	$(7,499)

(1)	The amounts reclassified from other comprehensive income (loss) were included in selling, general and administrative expenses in the consolidated statements of operations.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2016	2015	2016	2015
Numerators:
Income from continuing operations	$7,470	$6,568	$14,247	$29,525
Loss from discontinued operations	—	—	—	(13)
Consolidated net income	$7,470	$6,568	$14,247	$29,512

Denominators:
Weighted average common shares outstanding— basic	34,677	34,599	34,689	34,578
Dilutive potential common shares	251	456	200	449
Weighted average common shares outstanding— diluted	34,928	35,055	34,889	35,027
Antidilutive common shares excluded from above	144	—	112	—

Basic Earnings (Loss) per Common Share:
From continuing operations	$0.22	$0.19	$0.41	$0.85
From discontinued operations	$—	$—	$—	$(0.00)
Basic earnings per share	$0.22	$0.19	$0.41	$0.85

Diluted Earnings (Loss) per Common Share:
From continuing operations	$0.21	$0.19	$0.41	$0.84
From discontinued operations	$—	$—	$—	$(0.00)
Diluted earnings per share	$0.21	$0.19	$0.41	$0.84

Common Stock Repurchases

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. As of December 31, 2015, the Company had repurchased an aggregate of 172 thousand shares for an aggregate purchase price of $2.2 million at an average price of $12.48 per share. During the nine months ended September 30, 2016, the Company repurchased 109 thousand shares in the open market for an aggregate purchase price of $1.6 million at an average price of $14.93 per share.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

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

The Company’s cash equivalents are investments in money market accounts, which represent the only asset the Company measures at fair value on a recurring basis. The Company determines the fair value of our cash equivalents using a market approach based on quoted prices in active markets. The fair values of cash, accounts receivable, income taxes receivable, accounts payable, income taxes payable and accrued expenses and other current liabilities (excluding contingent considerations) approximate their carrying values because of their short-term nature.

Contingent consideration

On December 18, 2015, the Company acquired all assets and certain liabilities of Skyetek Inc. (“Skyetek”). Under the purchase and sale agreement for the Skyetek acquisition, the owners of Skyetek are eligible to receive contingent consideration based on the achievement of certain sales order commitment targets from October 2015 through June 2017. The undiscounted range of possible contingent consideration is zero to $0.3 million. If such targets are achieved, the contingent consideration will be payable in 2017. The Company recognized an estimated fair value of $0.2 million as part of the purchase price as of the acquisition date. The estimated fair value of the contingent consideration is reported as an other current liability and a long-term liability in the consolidated balance sheet as of September 30, 2016 and December 31, 2015, respectively.

Under the purchase and sale agreement for the Lincoln Laser acquisition, the shareholders of Lincoln Laser are eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal year 2016. The undiscounted range of contingent consideration is zero to $6.0 million. If such targets are achieved, the contingent consideration will be payable in cash in 2017. The estimated fair value of $2.3 million was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. In June 2016, a $0.3 million increase in the estimated fair value was recorded in the consolidated statement of operations in restructuring, acquisition and divestiture related costs. The estimated fair value of $2.6 million for the contingent consideration was reported as an other current liability in the consolidated balance sheet as of September 30, 2016. The estimated fair value of $2.3 million for the contingent consideration was reported as a long-term liability in the consolidated balance sheet as of December 31, 2015.

On February 19, 2015, the Company acquired Applimotion Inc. (“Applimotion”). The former shareholders of Applimotion are eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal years 2015 to 2017. The undiscounted range of contingent considerations is zero to $4.0 million. If such targets are achieved, the contingent consideration will be payable in cash in two installments in 2017 and 2018, respectively. The estimated fair value of $1.0 million was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. In December 2015 and June 2016, respectively, the Company recorded a $0.4 million and $1.1 million increase in the estimated fair value in the consolidated statement of operations. These adjustments are included in restructuring, acquisition and divestiture related costs. The estimated fair value of $2.5 million for the contingent consideration was reported as an other current liability and a long-term liability in the consolidated balance sheet as of September 30, 2016 in accordance with the timing of the estimated payments. The estimated fair value of $1.4 million for the contingent consideration was reported as a long-term liability in the consolidated balance sheet as of December 31, 2015.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

(Unaudited)

The following table summarizes the fair values of our financial assets and liabilities as of September 30, 2016 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$3,450	$3,450	$—	$—
Liabilities
Contingent consideration	$5,316	$—	$—	$5,316

The following table summarizes the fair values of our financial assets and liabilities as of December 31, 2015 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$4,657	$4,657	$—	$—
Liabilities
Contingent consideration	$3,889	$—	$—	$3,889

Changes in the fair value of Level 3 contingent consideration during the nine months ended September 30, 2016 were as follows (in thousands):

Contingent Consideration
Balance at December 31, 2015	$3,889
Fair value adjustments (1)	1,427
Balance at September 30, 2016	$5,316

(1)

In the nine months ended September 30, 2016, the fair value of the contingent considerations in connection with the acquisitions of Lincoln Laser and Applimotion were increased by $0.3 million and $1.1 million, respectively, primarily due to increased actual and projected revenue performance.

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

The following table summarizes changes in goodwill during the nine months ended September 30, 2016 (in thousands):

Balance at beginning of the period	$103,456
Net working capital adjustment of Lincoln Laser acquisition	(43)
Goodwill acquired from Reach acquisition	4,924
Balance at end of the period	$108,337

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

(Unaudited)

Goodwill by reportable segment as of September 30, 2016 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$136,278	$89,325	$33,963	$259,566
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$33,817	$57,603	$16,917	$108,337

Goodwill by reportable segment as of December 31, 2015 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$136,321	$84,401	$33,963	$254,685
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$33,860	$52,679	$16,917	$103,456

Intangible Assets

Intangible assets as of September 30, 2016 and December 31, 2015, respectively, are summarized as follows (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and acquired technologies	$80,981	$(67,120)	$13,861	$82,821	$(66,297)	$16,524
Customer relationships	69,651	(41,400)	28,251	67,168	(36,914)	30,254
Customer backlog	622	(379)	243	2,644	(2,589)	55
Non-compete covenant	2,514	(1,284)	1,230	2,514	(882)	1,632
Trademarks and trade names	10,774	(6,515)	4,259	10,711	(5,934)	4,777
Amortizable intangible assets	164,542	(116,698)	47,844	165,858	(112,616)	53,242
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$177,569	$(116,698)	$60,871	$178,885	$(112,616)	$66,269

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

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Amortization expense – cost of revenue	$994	$1,175	$3,163	$3,468
Amortization expense – operating expenses	2,066	1,852	6,153	5,593
Total amortization expense	$3,060	$3,027	$9,316	$9,061

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

(Unaudited)

Estimated amortization expense for each of the five succeeding years and thereafter as of September 30, 2016 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2016 (remainder of year)	$1,000	$2,098	$3,098
2017	3,640	7,389	11,029
2018	2,126	6,717	8,843
2019	1,819	4,691	6,510
2020	1,552	2,718	4,270
Thereafter	3,724	10,370	14,094
Total	$13,861	$33,983	$47,844

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	September 30, 2016	December 31, 2015
Raw materials	$35,201	$38,511
Work-in-process	11,573	10,138
Finished goods	10,346	9,266
Demo and consigned inventories	2,494	1,651
Total inventories	$59,614	$59,566

Accrued Expenses and Other Current Liabilities

	September 30, 2016	December 31, 2015
Accrued compensation and benefits	$10,781	$7,357
Accrued warranty	3,300	3,335
Accrued restructuring	1,852	1,652
Accrued contingent considerations	3,821	—
Accrued professional services fees and other	10,320	8,838
Total	$30,074	$21,182

Accrued Warranty

	Nine Months Ended
	September 30, 2016	October 2, 2015
Balance at beginning of the period	$3,335	$3,044
Provision charged to cost of revenue	1,050	1,878
Acquisition related warranty accrual	—	94
Use of provision	(1,060)	(1,084)
Divestiture of JK Lasers	—	(392)
Foreign currency exchange rate changes	(25)	(11)
Balance at end of period	$3,300	$3,529

Other Long Term Liabilities

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

(Unaudited)

	September 30, 2016	December 31, 2015
Capital lease obligations	$8,396	$9,173
Accrued pension liabilities	2,332	3,693
Accrued contingent considerations	1,495	3,889
Other	2,258	2,690
Total	$14,481	$19,445

9. Debt

Debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Senior Credit Facilities – term loan	$7,500	$7,500
Less: unamortized debt issuance costs	(135)	(115)
Total current portion of long-term debt	$7,365	$7,385

Senior Credit Facilities – term loan	$65,625	$20,000
Senior Credit Facilities – revolving credit facility	10,000	70,000
Less: unamortized debt issuance costs	(3,358)	(1,574)
Total long-term debt	$72,267	$88,426

Total Senior Credit Facilities	$79,632	$95,811

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

The Company incurred $2.5 million in financing costs related to the Second Amended and Restated Credit Agreement. These costs are presented as a reduction to debt and will be amortized over the term of the Senior Credit Facilities.

The Company is required to satisfy certain financial and non-financial covenants under the Second Amended and Restated Credit Agreement. The Company was in compliance with these covenants as of September 30, 2016.

Liens

The Company’s obligations under the Senior Credit Facilities are secured on a senior basis by a lien on substantially all of the assets of the Company and its material United States (“U.S.”) and United Kingdom (“U.K.”) subsidiaries and guaranteed by the Company and its material U.S. and U.K. subsidiaries. The Amended and Restated Credit Agreement also contains customary events of default.

Fair Value of Debt

As of September 30, 2016 and December 31, 2015, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

(Unaudited)

10. Share-Based Compensation

The table below summarizes share-based compensation expense recorded in income from continuing operations in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Selling, general and administrative	$914	$849	$3,112	$3,165
Research and development and engineering	18	42	82	122
Cost of revenue	56	70	191	207
Restructuring, acquisition and divestiture related costs	—	—	—	(321)
Total share-based compensation expense	$988	$961	$3,385	$3,173

The expense recorded during each of the nine-month periods ended September 30, 2016 and October 2, 2015, respectively, included $0.5 million related to deferred stock units granted to the members of the Company’s Board of Directors.

Restricted Stock Units and Deferred Stock Units

The Company’s restricted stock units (“RSUs”) have generally been issued with a three-year or five-year vesting period and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and actual experience.

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors. The compensation expense associated with the DSUs is recognized in full on the respective date of grant, as DSUs are fully vested and non-forfeitable upon grant.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 30, 2016:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	619	$12.32
Granted	520	$14.17
Vested	(362)	$12.02
Forfeited	(142)	$13.11
Unvested at September 30, 2016	635	$13.83
Expected to vest as of September 30, 2016	573

The total fair value of RSUs and DSUs that vested during the nine months ended September 30, 2016 was $4.9 million based on the market price of the underlying stock on the date of vesting.

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

The table below summarizes activities relating to PSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 30, 2016:

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

(Unaudited)

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	—	$—
Granted	46	$14.13
Vested	—	$—
Forfeited	(17)	$14.13
Unvested at September 30, 2016	29	$14.13
Expected to vest as of September 30, 2016	29

Stock Options

On March 30, 2016, the Company granted 193 thousand stock options to certain members of the executive management team to purchase common shares of the Company at a price equal to the closing market price of the Company’s common shares on the date of grant. The stock options vest ratably over a three-year period beginning on the anniversary date of the date of grant and expire on the tenth anniversary of the date of grant. We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, the expected volatility of our common stock over the expected term of the options, the risk-free interest rate, and our expected dividend yield. The Company recognizes the compensation expense of stock options on a straight-line basis in the consolidated statement of operations over the vesting period.

The table below summarizes activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 30, 2016:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2015	—	$—
Granted	193	$14.13
Exercised	—	$—
Forfeited or expired	(77)	$14.13
Outstanding as of September 30, 2016	116	$14.13
Exercisable as of September 30, 2016	13	$14.13
Expected to vest as of September 30, 2016	103

The fair value of stock options granted during the nine months ended September 30, 2016 was estimated as of the grant date using the Black-Scholes valuation model with the following assumptions:

Nine Months Ended September 30, 2016
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

The aggregate Black-Scholes fair value of the stock options granted during the nine months ended September 30, 2016 was $1.0 million.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

(Unaudited)

11. Income Taxes

The Company determines its estimated annual effective tax rate at the end of each interim period based on full-year forecasted income from continuing operations before income taxes and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date income from continuing operations before income taxes at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 28.5% in the determination of the estimated annual effective tax rate. Effective April 1, 2016, the Canadian statutory tax rate increased from 27.0% to 29.0%, yielding a blended statutory rate of 28.5% for the full year.

The Company’s effective tax rate on income from continuing operations of 31.1% for the three months ended September 30, 2016 differs from the Canadian statutory rate of 28.5% primarily due to the mix of income earned in jurisdictions with varying tax rates and losses in jurisdictions with a full valuation allowance.

The Company’s effective tax rate on income from continuing operations of 30.3% for the nine months ended September 30, 2016 differs from the Canadian statutory rate of 28.5% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, the Laser Quantum dividend distribution and the impact of other discrete items for the period. The Company received a tax free cash dividend of $2.3 million from Laser Quantum in March 2016, which had a 1.9% favorable impact on our effective tax rate for the nine months ended September 30, 2016.

The Company’s effective tax rates on income from continuing operations of 27.2% and 26.3%, respectively, for the three and nine month periods ended October 2, 2015 differ from the Canadian statutory rate of 27.0% due to the gain from JK Lasers divestiture, the audit settlement with the U.S. Internal Revenue Service (the “IRS”), mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of discrete items for the periods.

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

12. Restructuring, Acquisition and Divestiture Related Costs

The following table summarizes restructuring, acquisition and divestiture related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
2016 restructuring	$(1,621)	$751	$2,955	$751
2015 restructuring	—	—	—	1,484
2011 restructuring	—	300	108	953
Total restructuring charges	(1,621)	1,051	3,063	3,188
Acquisition and related charges	786	282	2,765	(66)
Divestiture related charges	—	46	—	1,110
Total acquisition and divestiture related charges	786	328	2,765	1,044
Total restructuring, acquisition and divestiture related costs (gain)	$(835)	$1,379	$5,828	$4,232

2016 Restructuring

During the third quarter of 2015, the Company initiated the 2016 restructuring program, which includes consolidating certain of our manufacturing operations to optimize our facility footprint and better utilize resources, costs associated with discontinuing our radiology product line and reducing redundant costs due to productivity cost savings and business volume reductions. We substantially completed the 2016 restructuring program during the second quarter of 2016. In August 2016, the Company sold our facility in

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

(Unaudited)

Chatsworth, California for a net cash consideration of $3.4 million and recognized a gain on sale of $1.6 million as part of restructuring, acquisition and divestiture related costs. As of September 30, 2016, the Company incurred cumulative costs related to this restructuring plan totaling $6.1 million, net of the gain on sale of the Chatsworth, California facility. The Company expects to incur additional restructuring charges of $0.3 million to $0.4 million related to the 2016 restructuring plan.

The following table summarizes restructuring costs for each segment and unallocated corporate and shared services related to the 2016 restructuring plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Photonics	$45	$30	$813	$30
Vision	(1,728)	361	1,730	361
Precision Motion	—	125	106	125
Unallocated Corporate and Shared Services	62	235	306	235
Total	$(1,621)	$751	$2,955	$751

2015 Restructuring

During the first quarter of 2015, the Company initiated a program to eliminate redundant costs, as a result of acquisition and divestiture activities, to better align our operations to our strategic growth plans, to further integrate our business lines, and as a consequence of our productivity initiatives. During the nine months ended October 2, 2015, the Company incurred restructuring costs of $1.5 million related to the 2015 restructuring plan. Restructuring costs incurred during the nine months ended October 2, 2015 were $0.6 million, $0.5 million, $0.1 million and $0.3 million related to the Photonics, Vision, Precision Motion, and Unallocated Corporate and Shared Services reportable segments, respectively.

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”), which aimed to consolidate operations to reduce the Company’s cost structure and improve operational efficiency. As part of this initiative, the Company eliminated facilities through the consolidation of certain manufacturing, sales and distribution facilities and the exit of Semiconductor and Laser Systems businesses. The Company substantially completed the 2011 restructuring program by the end of 2013. In March 2016, the Company sold our previously exited facility located in Orlando, Florida for cash at the net carrying value of $3.5 million. Restructuring costs for the three and nine months ended September 30, 2016 included facility costs related to the Orlando, Florida facility. These costs were recorded in the Unallocated Corporate and Shared Services reportable segment.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Depreciation	Other
Balance at December 31, 2015	$1,882	$1,358	$406	$—	$118
Restructuring charges (a)	4,700	2,372	949	616	763
Cash payments	(3,646)	(2,635)	(154)	—	(857)
Non-cash write-offs and other adjustments	(632)	(45)	24	(616)	5
Balance at September 30, 2016	$2,304	$1,050	$1,225	$—	$29
(a)	Excludes $1.6 million of gain on sale of the Chatsworth, California facility.

Acquisition and Related Charges

Acquisition related costs incurred to effect a business combination, including finders’ fees, legal, valuation and other professional or consulting fees, totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2016, respectively. Acquisition related costs recognized under earn-out agreements in connection with acquisitions totaled $0.5 million and $2.0 million during the three and nine months ended September 30, 2016, respectively.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

(Unaudited)

13. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating and capital lease agreements. There have been no material changes to the Company’s leases through September 30, 2016 from those discussed in Note 15 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

We operate in three reportable segments: Photonics (formerly known as Laser Products), Vision (formerly known as Vision Technologies), and Precision Motion. The reportable segments and their principal activities consist of the following:

Photonics

The Photonics segment designs, manufactures and markets photonics-based solutions, including CO2 laser sources, laser scanning and beam delivery products, to customers worldwide. The segment serves highly demanding photonics-based applications such as industrial material processing, metrology, medical and life science imaging, and medical laser procedures. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

(Unaudited)

Vision

The Vision segment designs, manufactures and markets a range of medical grade technologies, including visualization solutions, imaging informatics products, optical data collection and machine vision technologies, RFID technologies, thermal printers, light and color measurement instrumentation, and embedded touch screen solutions, to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss) from continuing operations, and depreciation and amortization by reportable segments are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Revenue
Photonics	$43,425	$41,330	$129,907	$128,475
Vision	31,601	30,992	88,768	93,319
Precision Motion	22,803	19,949	67,204	61,585
Total	$97,829	$92,271	$285,879	$283,379

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Gross Profit
Photonics	$18,603	$18,851	$57,461	$57,176
Vision	12,343	12,152	32,446	36,823
Precision Motion	10,592	9,233	30,757	28,309
Unallocated Corporate and Shared Services	(326)	(326)	(1,064)	(1,047)
Total	$41,212	$39,910	$119,600	$121,261

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Gross Profit Margin
Photonics	42.8%	45.6%	44.2%	44.5%
Vision	39.1%	39.2%	36.6%	39.5%
Precision Motion	46.5%	46.3%	45.8%	46.0%
Total	42.1%	43.3%	41.8%	42.8%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 30, 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Operating Income (Loss) from Continuing Operations
Photonics	$8,185	$10,145	$24,704	$28,586
Vision	2,307	(388)	(4,164)	(1,056)
Precision Motion	6,195	4,417	16,608	14,357
Unallocated Corporate and Shared Services	(5,639)	(5,167)	(15,915)	(17,168)
Total	$11,048	$9,007	$21,233	$24,719

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Depreciation and Amortization
Photonics	$1,820	$1,394	$5,123	$4,373
Vision	2,460	2,109	7,861	6,449
Precision Motion	603	680	1,845	1,842
Unallocated Corporate and Shared Services	281	520	1,104	1,424
Total	$5,164	$4,703	$15,933	$14,088

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, expected benefits of our belief that the Purchasing Managers Index (PMI) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; expectations regarding the 2016 restructuring program, including our reinvestment plans; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated revenue performance; changes in accounting principles and changes in actual or assumed tax liabilities; and expectations regarding tax exposure. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: the PMI may not provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market in any particular period or at all; economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; failure to introduce new products in a timely manner; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risk associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our businesses or grow acquired businesses; our ability to make divestitures that provide business benefits; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; production difficulties and product delivery delays or disruptions; our compliance, or our failure to comply, with various federal, state and foreign regulations; changes in governmental regulation of our business or products; effects of compliance with conflict minerals regulations; our compliance, or failure to comply, with environmental regulations; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; changes in tax laws, and fluctuations in our effective tax rates; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market price for our common shares; our ability to access cash and other assets of our subsidiaries; the influence of certain significant shareholders over our business; provisions of our articles of incorporation may delay or prevent a change in control; our significant existing indebtedness may limit our ability to engage in certain activities; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Item 1A of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2016 under the heading “Risk Factors.” In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required under applicable law.

Accounting Period

The interim financial statements of Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) are prepared for each quarterly period ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Business Overview

We design, develop, manufacture and sell precision photonics and motion control components and subsystems to Original Equipment Manufacturers (“OEM’s”) in the medical and advanced industrial markets. We combine deep expertise at the intersection of photonics and motion to solve complex technical challenges. This enables us to engineer core components and sub-systems that deliver extreme precision and performance, tailored to our customers' demanding applications. We deliver highly engineered photonics, vision and precision motion solutions to customers around the world.

Reportable Segments

We operate in three reportable segments: Photonics (formerly known as Laser Products), Vision (formerly known as Vision Technologies), and Precision Motion. The reportable segments and their principal activities consist of the following:

Photonics

Our Photonics segment designs, manufactures and markets photonics-based solutions, including CO2 laser sources, laser scanning and beam delivery products, to customers worldwide. The segment serves highly demanding photonics-based applications such as industrial material processing, metrology, medical and life science imaging, and medical laser procedures. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Vision

Our Vision segment designs, manufactures and markets a range of medical grade technologies, including visualization solutions, imaging informatics products, optical data collection and machine vision technologies, radio frequency identification (“RFID”) technologies, thermal printers, light and color measurement instrumentation, and embedded touch screen solutions, to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Advanced Industrial Market

As of September 30, 2016, the advanced industrial market accounted for approximately 60% of the Company’s revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

As of September 30, 2016, the medical market accounted for approximately 40% of the Company’s revenue. Our revenue from products sold to the medical market is generally affected by hospital and other health care provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, trends in surgical procedures, changes in technology requirements, changes in customers or patient preferences, and general demographic trends.

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

Fiscal Year 2016 Significant Events and Updates

Acquisition of Reach Technology Inc.

On May 24, 2016, we acquired 100% of the outstanding stock of Reach Technology Inc. (“Reach”), a Fremont, California-based provider of embedded touch screen technology solutions for OEMs in the medical and advanced industrial markets, for a total purchase price of $9.4 million, subject to customary working capital adjustments. Reach specializes in technologies that deliver high-performance touch screen solutions for OEMs with a focus on medical applications. The acquisition expands the range of human interface solutions to enhance our value proposition with medical OEM customers. Reach is included in our Vision reportable segment.

Second Amended and Restated Senior Credit Facility

On May 19, 2016, we entered into the Second Amended and Restated Credit Agreement, which matures on May 19, 2021 and provides for an aggregated credit facility of $300.0 million, comprised of a $75.0 million, 5-year term loan facility and a $225.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Second Amended and Restated Credit Agreement amended and restated our previous senior credit facility that had a maturity date of December 27, 2017 and provided for aggregated credit facility of $225.0 million, comprised of a $50.0 million, 5-year term loan facility and a $175.0 million, 5-year revolving credit facility.

2016 Restructuring Program

During the third quarter of 2015, the Company initiated the 2016 restructuring program, which includes consolidating certain of our manufacturing operations to optimize our facility footprint and better utilize resources, costs associated with discontinuing our radiology product line and reducing redundant costs due to productivity cost savings and business volume reductions. We substantially completed the 2016 restructuring program during the second quarter of 2016. During the three and nine months ended September 30, 2016, the Company had a gain of $1.6 million, net of expenses, and costs of $3.0 million, respectively, related to the 2016 restructuring plan. We recognized a gain of $1.6 million during the three months ended September 30, 2016 related to the sale of our facility in Chatsworth, California. The Company expects to incur additional restructuring charges of $0.3 million to $0.4 million related to the 2016 restructuring plan in the next twelve months.

Results of Operations for the Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended October 2, 2015

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	57.9	56.7	58.2	57.2
Gross profit	42.1	43.3	41.8	42.8
Operating expenses:
Research and development and engineering	8.1	8.3	8.4	8.4
Selling, general and administrative	21.4	21.7	21.8	22.2
Amortization of purchased intangible assets	2.1	2.0	2.2	2.0
Restructuring, acquisition and divestiture related costs (gain)	(0.9)	1.5	2.0	1.5
Total operating expenses	30.8	33.5	34.4	34.1
Operating income from continuing operations	11.3	9.8	7.4	8.7
Interest income (expense), net	(1.1)	(1.4)	(1.2)	(1.4)
Foreign exchange transaction gains (losses), net	0.2	0.4	0.3	(0.8)
Other income (expense), net	0.7	1.0	0.6	7.6
Income from continuing operations before income taxes	11.1	9.8	7.1	14.1
Income tax provision	3.4	2.7	2.2	3.7
Income from continuing operations	7.6	7.1	5.0	10.4
Loss from discontinued operations, net of tax	—	—	—	—
Consolidated net income	7.6%	7.1%	5.0%	10.4%

Overview of Financial Results

Total revenue for the three and nine months ended September 30, 2016 increased 6.0% and 0.9%, respectively, compared to the prior year. The net effect of our acquisition and divestiture activities resulted in an increase in revenue of 2.2% during the three months ended September 30, 2016 and a decrease in revenue of 0.1% during the nine months ended September 30, 2016. In addition, foreign currency exchange rates adversely impacted our revenue by 0.6% and 0.3% during the three and nine months ended September 30, 2016, respectively.

Operating income from continuing operations increased $2.0 million, or 22.7%, from $9.0 million for the three months ended October 2, 2015 to $11.0 million for the three months ended September 30, 2016. This increase was primarily attributable to an increase in gross profit of $1.3 million as a result of higher revenue and a decrease in restructuring, acquisition and divestiture related costs of $2.2 million primarily due to a $1.6 million gain from the sale of our Chatsworth, California facility, partially offset by an increase in selling, general and administrative (“SG&A”) expenses of $1.0 million primarily due to CEO transition costs.

Operating income from continuing operations decreased $3.5 million, or 14.1%, from $24.7 million for the nine months ended October 2, 2015 to $21.2 million for the nine months ended September 30, 2016. This decrease was primarily attributed to a decrease in gross profit of $1.7 million as a result of the write-down of inventories related to the discontinuation of our radiology products and an increase in restructuring, acquisition and divestiture related costs of $1.6 million related to our current year restructuring programs and changes in the fair value of contingent considerations from prior year acquisitions, partially offset by a decrease in SG&A expenses of $0.6 million.

Diluted earnings per share (“Diluted EPS”) from continuing operations of $0.21 for the three months ended September 30, 2016 increased $0.02 from the prior year. This increase was primarily attributable to higher operating income from continuing operations.

Diluted EPS from continuing operations of $0.41 for the nine months ended September 30, 2016 decreased $0.43 from the prior year. This decrease was primarily attributable to lower operating income from continuing operations and lower other income as a result of the $19.6 million gain recognized from the JK Lasers divestiture in the prior year, partially offset by foreign currency gains in the current year versus foreign currency losses in the prior year.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	September 30, 2016	October 2, 2015	Increase (Decrease)	Percentage Change
Photonics	$43,425	$41,330	$2,095	5.1%
Vision	31,601	30,992	609	2.0%
Precision Motion	22,803	19,949	2,854	14.3%
Total	$97,829	$92,271	$5,558	6.0%

	Nine Months Ended
	September 30, 2016	October 2, 2015	Increase (Decrease)	Percentage Change
Photonics	$129,907	$128,475	$1,432	1.1%
Vision	88,768	93,319	(4,551)	(4.9)%
Precision Motion	67,204	61,585	5,619	9.1%
Total	$285,879	$283,379	$2,500	0.9%

Photonics

Photonics segment revenue for the three months ended September 30, 2016 increased by $2.1 million, or 5.1%, versus the prior year. The increase was primarily driven by an increase in revenue of our laser beam delivery products of $2.0 million as a result of the Lincoln Laser acquisition in November 2015.

Photonics segment revenue for the nine months ended September 30, 2016 increased by $1.4 million, or 1.1%, versus the prior year. The increase was primarily driven by an increase in revenue of our laser beam delivery products of $8.3 million as a result of the Lincoln Laser acquisition and increased customer volumes in the advanced industrial and medical markets, partially offset by a decrease of $5.7 million in JK Lasers products as a result of the JK Lasers divestiture in April 2015 and a decrease in revenue of our CO2 lasers products as a result of capital spending weakness in the industrial manufacturing sector.

Vision

Vision segment revenue for the three months ended September 30, 2016 increased by $0.6 million, or 2.0%, versus the prior year. Revenue increased $3.9 million due to higher volumes from our optical data collection products in medical markets and the acquisition of Reach, partially offset by a decline of $3.3 million in our visualization solutions revenue as a result of our decision to discontinue our radiology products and lower demand for our surgical products.

Vision segment revenue for the nine months ended September 30, 2016 decreased by $4.6 million, or 4.9%, versus the prior year. Revenue decreased $10.7 million due to a decline in our visualization solutions revenue as a result of our decision to discontinue our radiology products and lower demand for our surgical products. This was partially offset by increases in revenue of $6.1 million from higher volumes from our optical data collection products in medical markets and the acquisition of Reach.

Precision Motion

Precision Motion segment revenue for the three months ended September 30, 2016 increased by $2.9 million, or 14.3%, versus the prior year. The increase was driven by an increase in revenue of our encoders, motor components and air bearing spindles products as a result of increased demand in the advanced industrial and medical markets.

Precision Motion segment revenue for the nine months ended September 30, 2016 increased by $5.6 million, or 9.1%, versus the prior year. The increase was principally driven by an increase in our encoders products and our motor components products as a result of increased demand in the advanced industrial and medical markets.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Gross profit:
Photonics	$18,603	$18,851	$57,461	$57,176
Vision	12,343	12,152	32,446	36,823
Precision Motion	10,592	9,233	30,757	28,309
Unallocated Corporate and Shared Services	(326)	(326)	(1,064)	(1,047)
Total	$41,212	$39,910	$119,600	$121,261
Gross profit margin:
Photonics	42.8%	45.6%	44.2%	44.5%
Vision	39.1%	39.2%	36.6%	39.5%
Precision Motion	46.5%	46.3%	45.8%	46.0%

Total	42.1%	43.3%	41.8%	42.8%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended September 30, 2016 decreased $0.2 million, or 1.3%, versus the prior year. Photonics segment gross profit margin was 42.8% for the three months ended September 30, 2016, versus a gross profit margin of 45.6% for the prior year. The decrease in gross profit and gross profit margin was primarily attributable to product mix and temporary manufacturing inefficiencies as a result of an enterprise resource planning (“ERP”) system implementation of our laser beam delivery products.

Photonics segment gross profit for the nine months ended September 30, 2016 increased $0.3 million, or 0.5%, versus the prior year, primarily attributable to an increase in revenue. Photonics segment gross profit margin was 44.2% for the nine months ended September 30, 2016, versus a gross profit margin of 44.5% for the prior year.

Vision

Vision segment gross profit for the three months ended September 30, 2016 increased $0.2 million, or 1.6%, versus the prior year. The increase was primarily attributable to an increase in revenue. Vision segment gross profit margin was 39.1% for the three months ended September 30, 2016, versus a gross profit margin of 39.2% for the prior year.

Vision segment gross profit for the nine months ended September 30, 2016 decreased $4.4 million, or 11.9%, versus the prior year. The decrease was primarily attributable to a decline in revenue and a $1.6 million charge related to the discontinuation of our radiology products. Vision segment gross profit margin was 36.6% for the nine months ended September 30, 2016, versus a gross profit margin of 39.5% for the prior year. The decrease in gross profit margin was primarily attributable to costs associated with discontinuing our radiology products, which accounted for 1.8 percentage points of the decrease.

Precision Motion

Precision Motion segment gross profit for the three months ended September 30, 2016 increased $1.4 million, or 14.7%, versus the prior year. The increase was primarily attributable to an increase in revenue. Precision Motion segment gross profit margin was 46.5% for the three months ended September 30, 2016, versus a gross profit margin of 46.3% for the prior year.

Precision Motion segment gross profit for the nine months ended September 30, 2016 increased $2.4 million, or 8.6%, versus the prior year. The increase was primarily attributable to an increase in revenue. Precision Motion segment gross profit margin was 45.8% for the nine months ended September 30, 2016, versus a gross profit margin of 46.0% for the prior year.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Research and development and engineering	$7,961	$7,693	$24,029	$23,748
Selling, general and administrative	20,972	19,979	62,357	62,969
Amortization of purchased intangible assets	2,066	1,852	6,153	5,593
Restructuring, acquisition and divestiture related costs (gain)	(835)	1,379	5,828	4,232
Total	$30,164	$30,903	$98,367	$96,542

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $8.0 million, or 8.1% of revenue, during the three months ended September 30, 2016, versus $7.7 million, or 8.3% of revenue, during the prior year. R&D expenses increased in terms of total dollars primarily due to increased R&D expenses from acquisitions.

R&D expenses were $24.0 million, or 8.4% of revenue, during the nine months ended September 30, 2016, versus $23.7 million, or 8.4% of revenue, during the prior year. R&D expenses increased in terms of total dollars primarily due to increased R&D expenses from acquisitions, partially offset by decreased costs as a result of the JK Lasers divestiture.

Selling, General and Administrative Expenses

SG&A expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $21.0 million, or 21.4% of revenue, during the three months ended September 30, 2016, versus $20.0 million, or 21.7% of revenue, during the prior year. SG&A expenses increased in terms of total dollars primarily due to CEO transition costs of $1.3 million.

SG&A expenses were $62.4 million, or 21.8% of revenue, during the nine months ended September 30, 2016, versus $63.0 million, or 22.2% of revenue, during the prior year. SG&A expenses decreased in terms of total dollars and as a percentage of revenue, primarily due to the JK Lasers divestiture which accounted for a $1.1 million decrease in SG&A expenses and from lower headcount as a result of restructuring initiatives, partially offset by increased SG&A expenses from acquisitions and CEO transition costs of $1.3 million.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $2.1 million, or 2.1% of revenue, during the three months ended September 30, 2016, and $6.2 million, or 2.2% of revenue, during the nine months ended September 30, 2016, versus $1.9 million, or 2.0% of revenue, and $5.6 million, or 2.0% of revenue, during the prior year comparable periods. The increase, in terms of total dollars and as a percentage of revenue, was related to the increase in amortization of acquired intangible assets from acquisitions.

Restructuring, Acquisition and Divestiture Related Costs (Gain)

Restructuring, acquisition and divestiture related costs (gain) were $0.8 million of income and $1.4 million of expense, respectively, during the three months ended September 30, 2016 and October 2, 2015. The income reported in restructuring, acquisition and divestiture related costs related to a gain of $1.6 million from the sale of our facility in Chatsworth, California in August 2016, partially offset by an increase in acquisition related charges of $0.5 million related to earn-out expenses and professional services fees.

Restructuring, acquisition and divestiture related costs were $5.8 million and $4.2 million, respectively, during the nine months ended September 30, 2016 and October 2, 2015. The increase in restructuring, acquisition and divestiture related costs versus the prior year was due to an increase in acquisition related charges of $2.8 million, partially offset by a decrease in restructuring related charges of $0.1 million and divestiture related costs of $1.1 million as a result of the JK Lasers divestiture in the prior year. Restructuring related charges for the nine months ended September 30, 2016 were primarily related to the 2016 restructuring program, offset by the $1.6 million gain on the sale of our Chatsworth, California facility. Acquisition related costs for the nine months ended September 30, 2016 were primarily related to current year acquisitions and a $1.4 million increase in the fair value of contingent considerations related to prior year acquisitions.

Operating Income from Continuing Operations

The following table sets forth operating income from continuing operations by segment for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Operating Income (Loss) from Continuing Operations:
Photonics	$8,185	$10,145	$24,704	$28,586
Vision	2,307	(388)	(4,164)	(1,056)
Precision Motion	6,195	4,417	16,608	14,357
Unallocated Corporate and Shared Services	(5,639)	(5,167)	(15,915)	(17,168)
Total	$11,048	$9,007	$21,233	$24,719

Photonics

Photonics segment operating income from continuing operations for the three months ended September 30, 2016 decreased by $2.0 million, or 19.3%, versus the prior year. The decrease in operating income from continuing operations was primarily due to an increase in operating expenses of $1.7 million as a result of the Lincoln Laser acquisition and investments in R&D and sales and marketing resources, and a decrease in gross profit.

Photonics segment operating income from continuing operations for the nine months ended September 30, 2016 decreased by $ 3.9 million, or 13.6%, versus the prior year. The decrease in operating income from continuing operations was primarily due to an increase in R&D and SG&A expenses of $4.7 million as a result of the Lincoln Laser acquisition and investments in R&D, sales and marketing resources, partially offset by a decrease in restructuring, acquisition and divestiture related costs primarily due to the JK Lasers divestiture in the prior year and an increase in gross profit.

Vision

Vision segment operating income from continuing operations for the three months ended September 30, 2016 increased by $2.7 million from an operating loss of ($0.4) million in the prior year. The increase was primarily attributable to a $1.6 million gain from the sale of our facility in Chatsworth, California and a decrease in SG&A expenses of $1.0 million primarily as a result of cost savings from our 2016 restructuring program.

Vision segment operating loss from continuing operations for the nine months ended September 30, 2016 increased by $3.1 million versus the prior year. The increase was primarily attributable to a decrease in gross profit of $4.4 million, an increase in amortization of intangibles of $0.7 million as a result of prior year and current year acquisitions, and an increase in restructuring, acquisition and divestiture related costs of $3.5 million, partially offset by a decrease in R&D and SG&A expenses of $3.9 million attributable to cost savings from our restructuring programs and a $1.6 million gain from the sale of our facility in Chatsworth, California.

Precision Motion

Precision Motion segment operating income from continuing operations for the three months ended September 30, 2016 increased by $1.8 million, or 40.3%, versus the prior year. The increase was primarily due to an increase in gross profit of $1.4 million and a decrease in operating expenses of $0.4 million as a result of cost savings from our 2016 restructuring program.

Precision Motion segment operating income from continuing operations for the nine months ended September 30, 2016 increased by $2.3 million, or 15.7%, versus the prior year. The increase was primarily due to an increase in gross profit of $2.4 million and a decrease in compensation expense as a result of prior year restructuring initiatives, partially offset by an increase in acquisition related costs of $1.1 million primarily related to increases in the fair value of contingent considerations related to the Applimotion acquisition.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended September 30, 2016 increased by $0.5 million, or 9.1%, versus the prior year primarily due to an increase in SG&A expenses as a result of CEO transition costs, partially offset by a decrease in restructuring and acquisition related costs. Unallocated corporate and shared services costs for the nine months ended September 30, 2016 decreased by $1.3 million, or 7.3%, versus the prior year primarily due to a decrease in operating expenses as a result of cost savings from prior year restructuring initiatives and lower current year restructuring costs, partially offset by CEO transition costs.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Interest income (expense), net	$(1,081)	$(1,248)	$(3,471)	$(4,020)
Foreign exchange transaction gains (losses), net	188	383	978	(2,253)
Other income (expense), net	686	878	1,699	21,641

Interest Income (Expense), Net

Net interest expense was $1.1 million for the three months ended September 30, 2016, versus $1.2 million in the prior year. The $0.1 million decrease in net interest expense from the prior year was primarily due to a decrease in average debt levels, partially offset by an increase in the weighted average interest rate on our Senior Credit Facilities. The weighted average interest rate on our Senior Credit Facilities was 3.52% during the three months ended September 30, 2016, versus 3.15% for the prior year. The increase in weighted average interest rate was primarily due to higher commitment fees for unused revolving credit facilities.

Net interest expense was $3.5 million for the nine months ended September 30, 2016, versus $4.0 million in the prior year. The $0.5 million decrease in net interest expense from the prior year was primarily due to a decrease in average debt levels, partially offset by an increase in the weighted average interest rate on our Senior Credit Facilities. The weighted average interest rate on our Senior Credit Facilities was 3.49% during the nine months ended September 30, 2016, versus 3.30% for the prior year.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were $0.2 million net gains for the three months ended September 30, 2016, versus $0.4 million net gains for the prior year due to changes in the U.S. Dollar against the Euro, British Pound and Japanese Yen.

Foreign exchange transaction gains (losses), net, were $1.0 million net gains for the nine months ended September 30, 2016, versus $2.3 million net losses for the prior year due to changes in the U.S. Dollar against the Euro, British Pound and Japanese Yen and an unrealized foreign currency loss in the prior year related to the cash proceeds in U.S. dollars from the JK Lasers divestiture being held for a period of time by our UK subsidiary.

Other Income (Expense), Net

Other income was $0.7 million and $1.7 million during the three and nine months ended September 30, 2016, respectively, versus $0.9 million and $21.6 million during the three and nine months ended October 2, 2015, respectively. The decrease in other income during the nine months ended September 30, 2016 compared to the prior year was primarily due to a gain of $19.6 million recognized in the prior year as a result of the JK Lasers divestiture in April 2015.

Income Taxes

The effective tax rate for the three months ended September 30, 2016 was 31.1%, versus 27.2% for the prior year. The Company’s effective tax rate on income from continuing operations of 31.1% for the three months ended September 30, 2016 differs from the Canadian statutory rate of 28.5% primarily due to the mix of income earned in jurisdictions with varying tax rates and losses in jurisdictions with a full valuation allowance.

The effective tax rate for the nine months ended September 30, 2016 was 30.3%, versus 26.3% for the prior year. The Company’s effective tax rate on income from continuing operations of 30.3% for the nine months ended September 30, 2016 differs from the Canadian statutory rate of 28.5% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, the Laser Quantum dividend distribution and the impact of other discrete items for the period. The Company received a tax free cash dividend of $2.3 million from Laser Quantum in March 2016, which had a 1.9% favorable impact on our effective tax rate for the nine months ended September 30, 2016.

Discontinued Operations

Loss from discontinued operations, net of tax, was zero for both the three and the nine months ended September 30, 2016, compared to loss from discontinued operations, net of tax, of zero and less than $0.1 million, respectively, during the three and nine months ended October 2, 2015. The small loss from discontinued operations, net of tax, was due to losses related to the Scientific Lasers business that was divested in July 2014.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, investments in businesses, and repayment of our debt and related interest payments. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We believe our future operating cash flows will be sufficient to meet our future operating and capital expenditure cash needs for the foreseeable future, including at least the next 12 months. The availability of borrowings under our revolving credit facility provides an additional potential source of liquidity for acquisitions. In addition, we may seek to raise additional capital, which could be in the form of bonds, convertible debt or equity, to fund major business development activities or other future investing cash requirements, subject to approval by the lenders in the Second Amended and Restated Credit Agreement.

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

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. The Company expects to fund share repurchases through cash on hand and future cash flows from operations. As of December 31, 2015, the Company has cumulatively repurchased an aggregate of 172 thousand shares of its common stock for an aggregate purchase price of $2.2 million at an average price of $12.48 per share. During the nine months ended September 30, 2016, the Company repurchased 109 thousand shares in the open market for an aggregate purchase price of $1.6 million at an average price of $14.93 per share.

As of September 30, 2016, $33.9 million of our $64.7 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries. However, in certain instances, we have identified excess cash for which we may repatriate and we have established deferred tax liabilities for the expected tax cost. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

Second Amended and Restated Credit Agreement

In May 2016, we entered into the second amended and restated senior secured credit agreement (the “Second Amended and Restated Credit Agreement”), consisting of a $75.0 million, 5-year term loan facility and a $225.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in May 2021. As of September 30, 2016, we had term loans of $73.1 million and revolving loans of $10.0 million outstanding under the Senior Credit Facilities.

The Second Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements and our compliance as of September 30, 2016:

	Requirement	Actual
Maximum consolidated leverage ratio	3.00	1.27
Minimum consolidated fixed charge coverage ratio	1.50	3.65

Cash Flows for the Nine Months Ended September 30, 2016 and October 2, 2015

The following table summarizes our cash flows from continuing operations, cash and cash equivalent balances and unused and available funds under our revolving credit facility for the periods indicated (dollars in thousands):

	Nine Months Ended
	September 30, 2016	October 2, 2015
Net cash provided by operating activities of continuing operations	$34,707	$25,476
Net cash provided by (used in) investing activities of continuing operations	$(8,920)	$12,534
Net cash used in financing activities of continuing operations	$(21,130)	$(8,444)

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$64,739	$59,959
Unused and available funds under revolving credit facility	$215,000	$105,000

Operating Cash Flows

Cash provided by operating activities of continuing operations was $34.7 million for the nine months ended September 30, 2016, versus $25.5 million for the prior year. Cash provided by operating activities of continuing operations for the nine months ended September 30, 2016 increased from the prior year primarily due to the increase in income from continuing operations adjusted for depreciation and amortization, share-based compensation, gain on disposal of business, gain on sale of fixed assets, acquisition related costs recognized under earn-out agreements in connection with acquisitions and, the dividend from equity method investment.

Cash provided by operating activities of continuing operations was positively impacted by an increase in our days payables outstanding which increased from 41 days at December 31, 2015 to 45 days at September 30, 2016 and by a decrease in inventories, excluding inventories from the Reach acquisition, as our inventory turnover ratio increased from 3.6 at December 31, 2015 to 3.8 at September 30, 2016. Cash provided by operating activities of continuing operations was negatively impacted by the higher amount of sales occurring later in the three months ended September 30, 2016 versus the three months ended December 31, 2015.

Cash provided by operating activities of continuing operations for the nine months ended October 2, 2015 was positively impacted by an increase in our days payables outstanding from 46 days at December 31, 2014 to 48 days at October 2, 2015. Cash provided by operating activities of continuing operations was negatively impacted by an increase in our days sales outstanding from 51 days at December 31, 2014 to 55 days at October 2, 2015 and an increase in inventories, excluding inventories sold as part of the

JK Lasers divestiture and inventories from the Applimotion acquisition. In addition, cash provided by operating activities of continuing operations was negatively impacted by the higher amount of sales occurring later in the three months ended October 2, 2015 versus the three months ended December 31, 2014.

Investing Cash Flows

Cash used in investing activities of our continuing operations was $8.9 million during the nine months ended September 30, 2016, compared to cash provided of $12.5 million during the nine months ended October 2, 2015. Cash used in investing activities for the nine months ended September 30, 2016 was primarily related to $9.4 million cash consideration paid for the Reach acquisition in May 2016 and $7.0 million in capital expenditures, partially offset by $3.6 million in net cash consideration received from the sale of our Orlando, Florida facility in March 2016, $3.4 million in net cash consideration received from the sale of our Chatsworth, California facility in August 2016, and $0.4 million received from the finalization of the Lincoln Laser acquisition working capital adjustments. Cash provided by investing activities for the nine months ended October 2, 2015 was primarily due to cash proceeds of 29.6 million received from the sale of the JK Lasers business in April 2015, partially offset by cash consideration of $13.0 million paid for the Applimotion acquisition in February 2015 and $4.1 million in capital expenditures.

Cash provided by investing activities of discontinued operations for the nine months ended September 30, 2016 was primarily related to a $1.5 million release of escrow related to our July 2014 Scientific Lasers divestiture.

We expect capital expenditures to be approximately $8 million for the full year 2016.

Financing Cash Flows

Cash used in financing activities of continuing operations was $21.1 million during the nine months ended September 30, 2016, consisting of $5.6 million of contractual term loan payments, $8.8 million of optional repayments of borrowings under our revolving credit facility, $1.7 million of payroll withholding tax payments on stock-based compensation awards, $1.6 million of repurchases of the Company’s common stock, and $0.9 million of capital lease payments. We also paid $2.5 million for debt issuance costs as a result of the Second Amended and Restated Credit Agreement signed in May 2016.

Cash used in financing activities of continuing operations was $8.4 million during the nine months ended October 2, 2015, consisting of $5.6 million of contractual term loan payments, $13.0 million of optional repayments of borrowings under our revolving credit facility and $1.0 million of repurchases of the Company’s common stock, partially offset by $13.0 million of borrowings under our revolving credit facility to fund the Applimotion acquisition. The Company also made $1.4 million of payroll withholding tax payments on stock-based compensation awards and $0.4 million of capital lease payments.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In May 2016, we entered into the Second Amended and Restated Credit Agreement which provides an aggregate credit facility of $300.0 million, consisting of a $75.0 million 5-year term loan facility and a $225.0 million 5-year revolving credit facility. The following table summarizes contractual obligations at September 30, 2016 related to the Second Amended and Restated Credit Agreement (in thousands):

Contractual Obligations	Total	2016 (remainder of year)	2017-2018	2019-2020	Thereafter
Senior Credit Facilities (1)	$83,125	1,875	15,000	15,000	51,250
Interest on Senior Credit Facilities (2)	7,910	540	3,871	3,067	432
Total	$91,035	$2,415	$18,871	$18,067	$51,682

(1)

As of September 30, 2016, a total of $73.1 million of term loan debt and $10.0 million of revolving credit facility borrowings were outstanding under the Senior Credit Facilities. The term loan is payable in 19 quarterly installments of $1.9 million with the remaining amount due upon maturity in May 2021. The revolving credit facility is due upon maturity in May 2021.

(2)	For the purpose of this calculation, the effective interest rates as of September 30, 2016 have been applied to all future periods.

Off-Balance Sheet Arrangements

The Company has an equity method investment in Laser Quantum Ltd. (“Laser Quantum”), a privately held company located in the United Kingdom. The Company has an ownership interest of approximately 41% in the Laser Quantum business. We continue to recognize our share of the earnings of this entity under the equity method.

Through September 30, 2016, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to our critical accounting policies through September 30, 2016 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended September 30, 2016, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2016, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the migration of our Photonics segment’s laser beam delivery product line to the Company’s primary ERP system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of the Company’s common stock during the three months ended September 30, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs(1)
July 1 - July 29, 2016	18,670	$15.16	18,670	$6,215,062
July 30 - August 26, 2016	100	$15.53	100	$6,213,509
August 27 - September 30, 2016	—	$—	—	$6,213,509
Total	18,770	$15.16	18,770

(1)In October 2013, the Company's Board of Directors authorized a share repurchase plan for the repurchase of up to an aggregate of $10.0 million of the Company's common stock, which was announced in the quarterly report for the period ended September 27, 2013 filed on November 5, 2013. The shares may be repurchased from time to time, at the Company's discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company's common stock, and general market conditions. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.

(2)The Company has repurchased 281,893 shares of its common stock pursuant to the share repurchase program since its adoption.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

3.5	Articles of Amendment of the Registrant, dated May 11, 2016.	8-K	001-35083	10.1	05/12/16

10.1	Employment Agreement, dated July 27, 2016, between Novanta Inc. and Matthijs Glastra.					*

10.2	Letter Agreement, dated July 27, 2016, between Novanta Inc. and John Roush.					*

10.3	Amendment to Employment Agreement, dated July 27, 2016, between Novanta Inc. and Robert Buckley.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and October 2, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and October 2, 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and October 2, 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	November 2, 2016
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	November 2, 2016
Robert J. Buckley

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-180098	3.1	03/14/12

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	8-K	000-25705	3.1	12/29/10

3.5	Articles of Amendment of the Registrant, dated May 11, 2016.	8-K	001-35083	10.1	05/12/16

10.1	Employment Agreement, dated July 27, 2016, between Novanta Inc. and Matthijs Glastra.					*

10.2	Letter Agreement, dated July 27, 2016, between Novanta Inc. and John Roush.					*

10.3	Amendment to Employment Agreement, dated July 27, 2016, between Novanta Inc. and Robert Buckley.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and October 2, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and October 2, 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and October 2, 2015, and (v) Notes to Consolidated Financial Statements.