Form 10-Q
period 2017-03-31
NOVANTA INC
filed 2017-05-08
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 28, 2017, there were 34,549,524 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$80,014	$68,108
Accounts receivable, net of allowance of $884 and $565, respectively	70,073	63,769
Inventories	71,019	59,745
Prepaid income taxes and income taxes receivable	2,740	2,058
Prepaid expenses and other current assets	6,139	5,570
Total current assets	229,985	199,250
Property, plant and equipment, net	36,792	35,421
Deferred tax assets	10,013	8,593
Other assets	3,835	12,502
Intangible assets, net	104,363	61,743
Goodwill	150,278	108,128
Total assets	$535,266	$425,637
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$7,368	$7,366
Accounts payable	34,226	32,213
Income taxes payable	5,410	3,969
Accrued expenses and other current liabilities	30,941	26,948
Total current liabilities	77,945	70,496
Long-term debt	110,865	70,554
Deferred tax liabilities	8,254	1,294
Income taxes payable	6,043	5,710
Other liabilities	15,868	18,713
Total liabilities	218,975	166,767
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	22,095	—
Stockholders’ equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,546 and 34,458, respectively	423,856	423,856
Additional paid-in capital	29,705	30,276
Accumulated deficit	(133,295)	(167,547)
Accumulated other comprehensive loss	(26,070)	(27,715)
Total stockholders' equity	294,196	258,870
Total liabilities, noncontrolling interest and stockholders’ equity	$535,266	$425,637

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2017	2016
Revenue	$108,974	$90,316
Cost of revenue	62,880	53,424
Gross profit	46,094	36,892
Operating expenses:
Research and development and engineering	9,215	8,052
Selling, general and administrative	23,001	21,187
Amortization of purchased intangible assets	2,849	2,108
Restructuring, acquisition and divestiture related costs	817	2,958
Total operating expenses	35,882	34,305
Operating income from continuing operations	10,212	2,587
Interest income (expense), net	(1,328)	(1,185)
Foreign exchange transaction gains (losses), net	(1)	83
Other income (expense), net	96	743
Gain on acquisition of business	26,409	—
Income from continuing operations before income taxes	35,388	2,228
Income tax provision	1,114	322
Income from continuing operations	34,274	1,906
Loss from discontinued operations, net of tax	—	—
Consolidated net income	34,274	1,906
Less: Net income attributable to noncontrolling interest	(22)	—
Net income attributable to Novanta Inc.	$34,252	$1,906

Earnings per common share from continuing operations:
Basic	$0.99	$0.05
Diluted	$0.98	$0.05
Loss per common share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—
Earnings per common share attributable to Novanta Inc.:
Basic	$0.99	$0.05
Diluted	$0.98	$0.05

Weighted average common shares outstanding—basic	34,765	34,657
Weighted average common shares outstanding—diluted	35,125	34,853

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2017	2016
Consolidated net income	$34,274	$1,906
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	1,440	65
Pension liability adjustments, net of tax (2)	205	449
Total other comprehensive income (loss)	1,645	514
Total consolidated comprehensive income (loss)	35,919	2,420
Less: Comprehensive income attributable to noncontrolling interest	(22)	—
Comprehensive income (loss) attributable to Novanta Inc.	$35,897	$2,420

(1)	The tax effect on this component of comprehensive income was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income was nominal for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$34,274	$1,906
Less: Loss from discontinued operations, net of tax	—	—
Income from continuing operations	34,274	1,906
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	6,482	5,229
Provision for inventory excess and obsolescence	549	1,493
Share-based compensation	1,469	1,342
Deferred income taxes	(1,607)	108
Earnings from equity-method investment	(104)	(740)
Dividend from equity-method investment	—	2,341
Gain on acquisition of business	(26,409)	—
Inventory acquisition fair value adjustment	1,035	—
Other	509	797
Changes in assets and liabilities which (used)/provided cash, excluding effects from businesses purchased or classified as discontinued operations:
Accounts receivable	(3,690)	(1,139)
Inventories	(4,414)	(3,519)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(462)	(514)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	4,851	1,302
Other non-current assets and liabilities	277	(308)
Cash provided by operating activities of continuing operations	12,760	8,298
Cash provided by operating activities of discontinued operations	—	—
Cash provided by operating activities	12,760	8,298
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,760)	(2,341)
Acquisition of businesses, net of cash acquired and working capital adjustments	(34,896)	422
Proceeds from the sale of property, plant and equipment	—	3,589
Cash provided by (used in) investing activities of continuing operations	(36,656)	1,670
Cash provided by investing activities of discontinued operations	—	1,498
Cash provided by (used in) investing activities	(36,656)	3,168
Cash flows from financing activities:
Borrowings under revolving credit facility	42,000	—
Repayments of long-term debt and revolving credit facility	(1,875)	(1,875)
Payments of contingent considerations	(2,398)	—
Repurchase of common stock	(370)	—
Payments of withholding taxes from stock-based awards	(1,669)	(1,320)
Capital lease payments	(215)	(342)
Other financing activities	—	88
Cash provided by (used in) financing activities of continuing operations	35,473	(3,449)
Cash provided by (used in) financing activities of discontinued operations	—	—
Cash provided by (used in) financing activities	35,473	(3,449)
Effect of exchange rates on cash and cash equivalents	329	(84)
Increase in cash and cash equivalents	11,906	7,933
Cash and cash equivalents, beginning of period	68,108	59,959
Cash and cash equivalents, end of period	$80,014	$67,892
Supplemental disclosure of cash flow information:
Cash paid for interest	$781	$810
Cash paid for income taxes	$1,819	$2,470
Income tax refunds received	$23	$1

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

1. Basis of Presentation

Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) is a global supplier of core technology solutions that give healthcare and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. We combine deep proprietary technology expertise and competencies in photonics, vision and precision motion with a proven ability to solve complex technical challenges. This enables Novanta to engineer core components and sub-systems that deliver extreme precision and performance, tailored to our customers' demanding applications.

The accompanying unaudited interim consolidated financial statements have been prepared in U.S. dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, these interim consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

Prior to January 10, 2017, the Company had an approximately 41% ownership interest in Laser Quantum Limited (“Laser Quantum”), a privately held company located in the United Kingdom, which was accounted for under the equity method of accounting. On January 10, 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum. As a result of this transaction, the Company’s ownership position in Laser Quantum increased from approximately 41% to approximately 76%. Since January 10, 2017, Laser Quantum has been consolidated in the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

Presentation of Net Periodic Pension Cost

In March 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net benefit cost and provides guidance on the presentation of the service component and the other components of net benefit cost in the statement of operations. The new standard is effective for public companies for annual periods beginning after December 15, 2017. The Company expects to adopt the new standard in the first quarter of 2018 and expects to report its net periodic pension cost related to its frozen U.K. pension plan in Other income/(expense) in the consolidated statement of operations upon adoption.

Goodwill Impairment

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 31, 2017

(Unaudited)

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the accounting for goodwill impairment. The amendment in ASU 2017-04 removes Step-two of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 will become effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard further clarifies the classification in the cash flow statement of the following items: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 should be applied using a retrospective transition method for each period presented. The Company adopted ASU 2016-15 during the first quarter of 2017. The adoption of ASU 2016-15 resulted in ($2.4) million of payments of contingent considerations being reported as cash used in financing activities on the Company’s consolidated statements of cash flows for the three months ended March 31, 2017.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. Upon adoption, an entity may apply the new guidance either retrospectively to each prior reporting period presented or retrospectively only to customer contracts not yet completed as of the date of adoption with the cumulative effect of initially applying the standard recognized in beginning retained earnings at the date of the initial application. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year, with the option of early adoption as of the original effective date. The amendment in ASU 2015-14 will result in ASU 2014-09 being effective for annual and interim reporting periods beginning after December 15, 2017. The Company has identified various revenue streams that could be impacted by Topic 606 and has started to review individual customer contracts related to these various revenue streams to determine if any material differences exist between Topic 605 and Topic 606.  The Company will adopt Topic 606 in the first quarter of 2018 and has preliminarily concluded that it will use the modified retrospective method upon adoption.

2. Business Combinations

ThingMagic

On January 10, 2017, the Company acquired from Trimble Inc. certain assets and liabilities that constituted the business of ThingMagic, a Woburn, Massachusetts-based provider of ultra-high frequency (“UHF”) radio frequency identification (“RFID”) modules and finished RFID readers to OEMs in the medical and advanced industrial markets, for a total purchase price of $19.2 million, subject to customary working capital adjustments. The acquisition was financed with cash on hand and a $12.0 million draw-down on our revolving credit facility. The Company expects that the addition of ThingMagic will broaden its portfolio of RFID

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 31, 2017

(Unaudited)

solutions, while providing the resources to address the growing need for improvements in workflow solutions, patient safety, anti-counterfeiting, and asset tracking in a medical environment. ThingMagic is included in the Company’s Vision reportable segment.

The acquisition of ThingMagic has been accounted for as a business combination. The allocation of the purchase price is based upon a valuation of assets and liabilities acquired. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of ThingMagic and the Company. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. The purchase price allocation is preliminary as the Company is in the process of collecting additional information for the valuation of inventory and intangible assets.

Based upon a preliminary valuation, the total purchase price was allocated as follows (in thousands):

Purchase Price
Allocation
Inventory	$2,023
Intangible assets	7,283
Goodwill	9,976
Total assets acquired	19,282

Other liabilities	95
Total liabilities assumed	95
Total purchase price	$19,187

The fair value of intangible assets is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$4,600	10 years
Customer relationships	2,380	10 years
Trademarks and trade names	303	5 years
Total	$7,283

The purchase price allocation resulted in $7.3 million of identifiable intangible assets and $10.0 million of goodwill. As the ThingMagic acquisition is treated as an acquisition of assets for income tax purposes, the goodwill acquired is expected to be fully deductible. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) ThingMagic’s ability to grow its business with existing and new customers, including leveraging the Company’s customer base, (ii) cost synergies in combining the research and development capabilities from ThingMagic with the existing RFID capabilities within Novanta, and (iii) cost improvements due to the integration of ThingMagic operations into the Company’s existing infrastructure.

The operating results of ThingMagic were included in the Company’s results of operations beginning on January 10, 2017. ThingMagic contributed revenues of $1.9 million and a loss from continuing operations before income taxes of $0.3 million for the three months ended March 31, 2017. Operating loss from continuing operations before income taxes for the three months ended

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 31, 2017

(Unaudited)

March 31, 2017 included amortization of inventory fair value adjustments and amortization of purchased intangible assets of $0.6 million.

The pro forma financial information reflecting the operating results of ThingMagic, as if it had been acquired as of January 1, 2016, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2016.

Laser Quantum Limited

On January 10, 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum, a Manchester, United Kingdom-based provider of solid state continuous wave lasers, femtosecond lasers, and optical light engines to OEMs in the medical market, for £25.5 million ($31.1 million) in cash consideration. The purchase price was financed with cash on hand and a $30.0 million draw-down on our revolving credit facility. By establishing control through a majority equity ownership, the Company expects to broaden its technology capability in photonics solutions for medical applications, particularly within the growing DNA sequencing market, while providing key enabling photonics-based technologies for instrumentation and life science applications such as biomedical imaging, cell sorting, and ophthalmology. Laser Quantum is included in the Company’s Photonics reportable segment.

As a result of this transaction, the Company’s ownership position in Laser Quantum increased from approximately 41% to approximately 76%. In connection with the purchase price allocation under the business combination rules, the Company recognized a nontaxable gain of $26.4 million in the consolidated statements of operations for the three months ended March 31, 2017. The gain represented the excess fair value of the Company’s previously-held equity interest in Laser Quantum over its carrying value.

The fair value of the approximately 41% equity interest previously held by the Company before the acquisition and the fair value of the approximately 24% noncontrolling interest (“NCI”) held by the remaining shareholders of Laser Quantum after the acquisition were determined using a combination of the discounted cash flow method (an income approach), the guideline public company method (a market approach), and the subject company transaction method (a market approach). The subject company transaction method was based on the purchase price paid by the Company for the acquisition of the additional approximately 35% of the outstanding shares, while giving consideration to the control and/or minority nature of the subject equity interests.

In addition, the Company and the remaining shareholders of Laser Quantum entered into a call and put option for the purchase and sale in 2020 of all remaining Laser Quantum shares held by the other shareholders, subject to certain conditions. The purchase price for the remaining shares will be based on a multiple of Laser Quantum’s EBITDA for the twelve months ending December 31, 2019, as defined in the call and put option agreement.

The acquisition of Laser Quantum has been accounted for as a business combination. The allocation of the purchase price is based upon a valuation of assets and liabilities acquired. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Laser Quantum and the Company. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information to be obtained with regards to facts and circumstances that existed as of the acquisition date. The purchase price allocation is preliminary as the Company is in the process of collecting additional information for the valuation of inventory, intangible assets, deferred tax liabilities, and unrecognized tax benefits.

Based upon a preliminary valuation, the total purchase price was allocated as follows (in thousands):

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 31, 2017

(Unaudited)

Purchase Price
Allocation
Cash	$15,343
Accounts receivable	2,739
Inventory	6,332
Property and equipment	1,700
Intangible assets	38,955
Goodwill	31,459
Other assets	717
Total fair value of assets	97,245

Accounts payable	796
Other liabilities	2,068
Deferred tax liabilities	7,110
Total fair value of liabilities	9,974
Total fair value of assets, net of fair value of liabilities	87,271
Less: fair value of equity interest previously held by Novanta	34,637
Less: fair value of noncontrolling interest	21,582
Total purchase price paid by Novanta	31,052
Less: cash acquired	15,343
Purchase price, net of cash acquired	$15,709

The fair value of intangible assets is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$15,501	15 years
Customer relationships	19,990	15 years
Trademarks and trade names	1,964	15 years
Backlog	1,500	9 months
Total	$38,955

The purchase price allocation resulted in $39.0 million of identifiable intangible assets and $31.5 million of goodwill. As the Laser Quantum acquisition is an acquisition of outstanding common shares, none of the resulting goodwill is deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flow potential attributable to: (i) Laser Quantum’s ability to grow its business with existing and new customers, including leveraging the Company’s broader customer base, and (ii) cost improvements due to expansion in scale.

The operating results of Laser Quantum were included in the Company’s results of operations beginning on January 10, 2017. Laser Quantum contributed revenues of $7.2 million and income from continuing operations before income taxes of $0.1 million for the three months ended March 31, 2017. Operating income from continuing operations before income taxes for the three months ended March 31, 2017 included $2.1 million expenses associated with the amortization of inventory fair value step-up and purchased intangible assets.

The pro forma information for all periods presented below includes the effects of business combination accounting resulting from the acquisition of Laser Quantum, including amortization of inventory fair value adjustments, amortization of intangible assets, interest expense on borrowings in connection with the acquisition, elimination of the gain from business acquisition and income from equity method investment, and the related tax effects as though the acquisition had been consummated as of January 1, 2016. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place on January 1, 2016.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 31, 2017

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2017	2016
Revenue	$109,740	$97,015
Income from continuing operations	$8,017	$2,257
Earnings per share from continuing operations - Basic	$0.23	$0.06
Earnings per share from continuing operations - Diluted	$0.23	$0.06

Acquisition Costs

Acquisition-related costs are included in restructuring, acquisition and divestiture related costs in the consolidated statements of operations. Acquisition-related costs for ThingMagic and Laser Quantum are as follows (in thousands):

Three Months Ended
March 31,
2017
ThingMagic	$149
Laser Quantum	$264

3. Discontinued Operations and Divestitures

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

4. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) was as follows (in thousands):

	Total accumulated
	other	Foreign currency
	comprehensive	translation	Pension
	income (loss)	adjustments	liabilities
Balance at December 31, 2016	$(27,715)	$(17,222)	$(10,493)
Other comprehensive income (loss)	1,358	1,440	(82)
Amounts reclassified from other comprehensive income (loss) (1)	287	—	287
Balance at March 31, 2017	$(26,070)	$(15,782)	$(10,288)

(1)	The amounts reclassified from other comprehensive income (loss) were included in selling, general and administrative expenses in the consolidated statements of operations.

5. Earnings per Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For diluted earnings per common share, the denominator also includes the dilutive effect of outstanding restricted stock units, stock options and total shareholder return performance restricted stock units determined using the treasury stock method. Dilutive effects of contingently issuable shares are included in the weighted average dilutive share calculation using the

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 31, 2017

(Unaudited)

treasury stock method when the contingencies have been resolved. For periods in which net losses are generated, the dilutive potential common shares are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,	April 1,
	2017	2016
Numerators:
Income from continuing operations	$34,274	$1,906
Less: Net income attributable to noncontrolling interest	(22)	—
Income from continuing operations attributable to Novanta Inc.	34,252	1,906
Loss from discontinued operations	—	—
Net income attributable to Novanta Inc.	$34,252	$1,906

Denominators:
Weighted average common shares outstanding— basic	34,765	34,657
Dilutive potential common shares	360	196
Weighted average common shares outstanding— diluted	35,125	34,853
Antidilutive common shares excluded from above	—	—

Basic Earnings per Share:
From continuing operations	$0.99	$0.05
From discontinued operations	$—	$—
Basic earnings per share attributable to Novanta Inc.	$0.99	$0.05

Diluted Earnings per Share:
From continuing operations	$0.98	$0.05
From discontinued operations	$—	$—
Diluted earnings per share attributable to Novanta Inc.	$0.98	$0.05

Common Share Repurchases

During the three months ended March 31, 2017, the Company repurchased 14,000 shares in the open market for an aggregate purchase price of $0.4 million at an average price of $26.41 per share.

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

The Company’s cash equivalents are investments in money market accounts, which represent the only asset the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The fair values of cash, accounts receivable, income taxes receivable, accounts payable, income taxes payable and accrued expenses and other current liabilities (excluding contingent considerations) approximate their carrying values because of their short-term nature.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 31, 2017

(Unaudited)

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

On November 11, 2015, the Company acquired Lincoln Laser. Under the purchase and sale agreement for the Lincoln Laser acquisition, the shareholders of Lincoln Laser are eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal year 2016. The estimated fair value of the contingent consideration of $2.3 million was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Based on Lincoln Laser’s fiscal year 2016 revenue results, the fair value of the contingent consideration for Lincoln Laser was adjusted to $1.4 million as of December 31, 2016. The Company paid $1.4 million as final settlement of the contingent consideration during the three months ended March 31, 2017.

On February 19, 2015, the Company acquired Applimotion. Under the purchase and sale agreement for the Applimotion acquisition, the former shareholders of Applimotion are eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal years 2015 to 2017. The undiscounted range of contingent considerations is zero to $4.0 million. If such targets are achieved, the contingent consideration will be payable in cash in two installments in 2017 and 2018, respectively. The estimated fair value of the contingent consideration of $1.0 million was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of this contingent liability are recorded in the consolidated statement of operations in restructuring, acquisition and divestiture related costs until the liability is fully settled. Under the Monte Carlo valuation method, the fair value of the contingent consideration for Applimotion was $3.6 million as of December 31, 2016. Based on Applimotion’s revenue performance for 2015 and 2016, the Company paid $1.2 million contingent consideration during the three months ended March 31, 2017. The estimated fair value of the remaining contingent consideration of $2.4 million is reported as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet as of March 31, 2017. The second installment of the contingent consideration will be payable in the first quarter of 2018.

The following table summarizes the fair values of our financial assets and liabilities as of March 31, 2017 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,881	$1,881	$—	$—
Liabilities
Contingent consideration - Current	$2,531	$—	$—	$2,531
Contingent consideration - Long-term	—	—	—	—
	$2,531	$—	$—	$2,531

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 31, 2017

(Unaudited)

The following table summarizes the fair values of our financial assets and liabilities as of December 31, 2016 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$9,569	$9,569	$—	$—
Liabilities
Contingent consideration - Current	$2,775	$—	$—	$2,775
Contingent consideration - Long-term	2,381	—	—	2,381
	$5,156	$—	$—	$5,156

Changes in the fair value of Level 3 contingent consideration during the three months ended March 31, 2017 were as follows (in thousands):

Contingent Consideration
Balance at December 31, 2016	$5,156
Payment to Applimotion	(1,192)
Payment to Lincoln Laser	(1,433)
Balance at March 31, 2017	$2,531

See Note 9 to Consolidated Financial Statements for a discussion of the estimated fair value of the Company’s outstanding debt.

7. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances annually for impairment as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company performed its last annual goodwill impairment test at the beginning of the second quarter of 2016 and noted no impairment of goodwill. Implied fair value of all reporting units exceeded their carrying values by at least 20%.

The following table summarizes changes in goodwill during the three months ended March 31, 2017 (in thousands):

Balance at beginning of the period	$108,128
Goodwill acquired from Laser Quantum acquisition	31,459
Goodwill acquired from ThingMagic acquisition	9,976
Effect of foreign exchange rate changes	715
Balance at end of the period	$150,278

Goodwill by reportable segment as of March 31, 2017 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$168,452	$99,092	$33,963	$301,507
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$65,991	$67,370	$16,917	$150,278

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 31, 2017

(Unaudited)

Goodwill by reportable segment as of December 31, 2016 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$136,278	$89,116	$33,963	$259,357
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$33,817	$57,394	$16,917	$108,128

Intangible Assets

Intangible assets as of March 31, 2017 and December 31, 2016, respectively, are summarized as follows (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and acquired technologies	$105,232	$(69,585)	$35,647	$84,742	$(67,902)	$16,840
Customer relationships	92,393	(44,892)	47,501	69,554	(42,934)	26,620
Customer backlog	2,156	(1,101)	1,055	622	(540)	82
Non-compete covenant	2,514	(1,553)	961	2,514	(1,419)	1,095
Trademarks and trade names	13,030	(6,858)	6,172	10,709	(6,630)	4,079
Amortizable intangible assets	215,325	(123,989)	91,336	168,141	(119,425)	48,716
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$228,352	$(123,989)	$104,363	$181,168	$(119,425)	$61,743

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

	Three Months Ended
	March 31, 2017	April 1, 2016
Amortization expense – cost of revenue	$1,641	$1,184
Amortization expense – operating expenses	2,849	2,108
Total amortization expense	$4,490	$3,292

Estimated amortization expense for each of the five succeeding years and thereafter as of March 31, 2017 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2017(remainder of year)	$4,943	$7,946	$12,889
2018	5,088	9,417	14,505
2019	4,605	7,327	11,932
2020	4,125	5,251	9,376
2021	3,664	4,739	8,403
Thereafter	13,222	21,009	34,231
Total	$35,647	$55,689	$91,336

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 31, 2017

(Unaudited)

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	March 31,	December 31,
	2017	2016
Raw materials	$43,457	$39,822
Work-in-process	10,218	8,012
Finished goods	14,217	9,511
Demo and consigned inventory	3,127	2,400
Total inventories	$71,019	$59,745

Accrued Expenses and Other Current Liabilities

	March 31,	December 31,
	2017	2016
Accrued compensation and benefits	$11,666	$9,647
Accrued warranty	3,925	3,142
Accrued restructuring	1,032	1,371
Accrued professional services	1,271	1,237
Accrued contingent considerations	2,531	2,775
Customer deposits	1,904	1,164
Other	8,612	7,612
Total	$30,941	$26,948

Accrued Warranty

	Three Months Ended
	March 31, 2017	April 1, 2016
Balance at beginning of the period	$3,142	$3,335
Provision charged to cost of revenue	799	310
Acquisition related warranty accrual	419	—
Use of provision	(442)	(393)
Foreign currency exchange rate changes	7	(4)
Balance at end of period	$3,925	$3,248

Other Long Term Liabilities

	March 31,	December 31,
	2017	2016
Capital lease obligations	$8,007	$8,111
Accrued pension liabilities	5,711	5,957
Accrued contingent considerations	—	2,381
Other	2,150	2,264
Total	$15,868	$18,713

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 31, 2017

(Unaudited)

9. Debt

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Senior Credit Facilities – term loan	$7,500	$7,500
Less: unamortized debt issuance costs	(132)	(134)
Total current portion of long-term debt	$7,368	$7,366

Senior Credit Facilities – term loan	$61,875	$63,750
Senior Credit Facilities – revolving credit facility	52,000	10,000
Less: unamortized debt issuance costs	(3,010)	(3,196)
Total long-term debt	$110,865	$70,554

Total Senior Credit Facilities	$118,233	$77,920

Senior Credit Facilities

On May 19, 2016, the Company entered into the second amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with new and existing lenders for an aggregate credit facility of $300.0 million, consisting of a $75.0 million, 5-year term loan facility due in quarterly installments of $1.9 million beginning in July 2016 and a $225.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in May 2021. Quarterly installments due in the next twelve months under the term loan amount to $7.5 million and are classified as a current liability on the consolidated balance sheet. The increase in the amount outstanding under the Company’s revolving credit facility in the three months ended March 31, 2017 was related to additional borrowings to fund the Laser Quantum and ThingMagic acquisitions.

The Company is required to satisfy certain financial and non-financial covenants under the Second Amended and Restated Credit Agreement. The Company was in compliance with these covenants as of March 31, 2017.

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

Fair Value of Debt

As of March 31, 2017 and December 31, 2016, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity.

10. Share-based Compensation

The table below summarizes share-based compensation expense recorded in income from continuing operations in the consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,	April 1,
	2017	2016
Selling, general and administrative	$1,358	$1,243
Research and development and engineering	43	25
Cost of revenue	68	74
Total share-based compensation expense	$1,469	$1,342

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 31, 2017

(Unaudited)

The expense recorded during each of the three-month periods ended March 31, 2017 and April 1, 2016, respectively, included $0.5 million related to deferred stock units granted to the members of the Company’s Board of Directors.

Service-based Restricted Stock Units and Deferred Stock Units

The Company’s restricted stock units (“RSUs”) have been issued with vesting periods of three, four, and five years and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and actual experience.

Deferred stock units (“DSUs”) are granted solely to the members of the Company’s Board of Directors, and have been issued as fully vested and non-forfeitable awards upon grant. The compensation expense associated with the DSUs is recognized in full on the respective date of grant.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended March 31, 2017:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	635	$13.97
Granted	220	$24.00
Vested	(189)	$13.87
Forfeited	(1)	$16.52
Unvested at March 31, 2017	665	$17.32
Expected to vest as of March 31, 2017	614

The total fair value of RSUs and DSUs that vested during the three months ended March 31, 2017 was $4.7 million based on the market price of the underlying stock on the date of vesting.

Performance-based Awards

The Company granted two types of performance-based awards to certain members of the executive management team: non-GAAP EPS performance-based restricted stock units (“EPS-PSUs”) and relative total shareholder return performance-based restricted stock units (“TSR-PSUs”). Both types of performance-based restricted stock units generally cliff vest on the first day following the end of the three-year performance period.

The number of common shares to be issued upon settlement following vesting of the EPS-PSUs is determined based on the Company’s cumulative non-GAAP EPS over the three-year performance period against the target established by the Company’s Board of Directors at the time of grant and will be in the range of zero to 200% of the target number of shares. The Company recognizes the related compensation expense ratably over the performance period based on the number of shares that are deemed probable of vesting at the end of the three-year performance cycle. This probability assessment is performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the consolidated statement of operations in the period in which such determination is made.

The number of shares to be issued upon settlement following vesting of the TSR-PSUs is determined based on the relative market performance of the Company’s common stock compared to the Russell 2000 Index over the three-year performance period using a payout formula established by the Company’s Board of Directors at the time of grant and will be in the range of zero to 200% of the target number of shares. The Company recognizes the related compensation expense based on the fair value of the TSR-PSUs, determined using the Monte-Carlo valuation model as of the date of grant, on a straight-line basis from the grant date to the end of the three-year performance period. Compensation expense will not be affected by the number of TSR-PSUs that will actually vest at the end of the three-year performance period.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 31, 2017

(Unaudited)

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended March 31, 2017:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	29	$14.13
Granted	60	$28.81
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2017	89	$24.00

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte-Carlo valuation model with the following assumptions:

Three Months Ended March 31, 2017
Grant-date stock price	$24.30
Expected volatility	28.6%
Risk-free interest rate	1.44%
Expected annual dividend yield	—
Weighted average fair value	$33.31

Stock Options

The fair value of stock options is estimated using the Black-Scholes valuation model. Key input assumptions include the expected option term, the expected volatility of the common stock over the expected term of the options, the risk-free interest rate, and the expected dividend yield. Compensation expense related to stock options is recognized in the consolidated statement of operations on a straight-line basis over the vesting period. No stock options were granted during the three months ended March 31, 2017.

11. Income Taxes

The Company determines its estimated annual effective tax rate at the end of each interim period based on full-year forecasted pre-tax income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 29.0% in the determination of the estimated annual effective tax rate.

The Company’s effective tax rate on income from continuing operations of 3.1% for the three months ended March 31, 2017 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, the impact associated with establishing control over Laser Quantum upon the acquisition of an additional 35% of Laser Quantum’s outstanding shares, losses in jurisdictions with a full valuation allowance, and other discrete items for the period.  The Company reported a nontaxable gain of $26.4 million on its previously-held Laser Quantum equity interest and wrote off $1.4 million of Laser Quantum related deferred tax liability, which had a combined 24.5% favorable impact on our effective tax rate for the three months ended March 31, 2017.

The Company’s effective tax rate on income from continuing operations of 14.5% for the three months ended April 1, 2016 differed from the Canadian statutory rate of 27.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, the Laser Quantum dividend distribution and the impact of other discrete items for the period. The Company received a tax free cash dividend of $2.3 million from Laser Quantum, which had an 18.9% favorable impact on our effective tax rate for the three months ended April 1, 2016.

The Company maintains a valuation allowance on some of its deferred tax assets in certain jurisdictions. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 31, 2017

(Unaudited)

prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized.

12. Restructuring, Acquisition and Divestiture Related Costs

The following table summarizes restructuring, acquisition and divestiture related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,	April 1,
	2017	2016
2016 restructuring	$33	$2,500
2011 restructuring	4	212
Total restructuring and divestiture charges	37	2,712
Acquisition and related charges	780	246
Total restructuring, acquisition and divestiture related costs	$817	$2,958

2016 Restructuring

During the third quarter of 2015, the Company initiated the 2016 restructuring program, which included consolidating certain of our manufacturing operations to optimize our facility footprint and better utilize resources, costs associated with discontinuing our radiology product line and reducing redundant costs due to productivity cost savings and business volume reductions. We substantially completed the 2016 restructuring program during the second quarter of 2016. As of March 31, 2017, the Company incurred cumulative costs related to this restructuring plan totaling $6.2 million. The Company expects to incur additional restructuring charges of $0.2 million to $0.3 million related to the 2016 restructuring plan.

The following table summarizes restructuring costs for each segment and unallocated corporate and shared services related to the 2016 restructuring plan (in thousands):

	Three Months Ended
	March 31,	April 1,
	2017	2016
Photonics	$—	$469
Vision	32	1,739
Precision Motion	—	87
Unallocated Corporate and Shared Services	1	205
Total	$33	$2,500

2011 Restructuring

In November 2011, the Company announced a strategic initiative (“2011 restructuring”), which aimed to consolidate operations to reduce the Company’s cost structure and improve operational efficiency. As part of this initiative, the Company eliminated facilities through the consolidation of certain manufacturing, sales and distribution facilities and the exit of Semiconductor Systems and Laser Systems businesses. The Company substantially completed the 2011 restructuring program by the end of 2013. In March 2016, the Company sold its previously exited Laser Systems facility located in Orlando, Florida for cash at the net carrying value of $3.5 million. In December 2016, the lease agreement for the Company’s previously exited laser scanner business facility was terminated.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 31, 2017

(Unaudited)

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Depreciation	Other
Balance at December 31, 2016	$1,736	$611	$1,111	$—	$14
Restructuring charges	37	32	—	—	5
Cash payments	(420)	(281)	(125)	—	(14)
Non-cash write-offs and other adjustments	—	8	(8)	—	—
Balance at March 31, 2017	$1,353	$370	$978	$—	$5

Acquisition and Related Charges

Acquisition related costs incurred to effect a business combination, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $0.8 million and $0.3 million for the three months ended March 31, 2017 and April 1, 2016, respectively.

13. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating and capital lease agreements. There have been no material changes to the Company’s leases through March 31, 2017 from those discussed in Note 15 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Purchase Commitments

There have been no material changes to the Company’s purchase commitments since December 31, 2016.

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

Guarantees and Indemnifications

In the normal course of its operations, the Company executes agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. Certain of the officers and directors are also a party to indemnification agreements with the Company. These indemnification agreements provide, among other things, that the director and officer shall be indemnified to the fullest extent permitted by applicable law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such officer or director in connection with any proceeding by reason of his or her relationship with the Company. In addition, the indemnification agreements provide for the advancement of expenses incurred by such director or officer in connection with any proceeding covered by the indemnification agreement, subject to the conditions set forth therein and to the extent such advancement is not prohibited by law. The indemnification agreements also set out the procedures for determining entitlement to indemnification, the requirements relating to notice and defense of claims for which indemnification is sought, the procedures for enforcement of indemnification rights, the limitations on and exclusions from indemnification, and the minimum levels of directors’ and officers’ liability insurance to be maintained by the Company.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 31, 2017

(Unaudited)

14. Redeemable Noncontrolling Interest

As a result of the Company’s acquisition of additional outstanding shares of Laser Quantum from the remaining shareholders on January 10, 2017, the Company increased its ownership position in Laser Quantum from approximately 41% to approximately 76% and began to consolidate the operating results of Laser Quantum in the consolidated financial statements. As part of the purchase agreement, the Company and the remaining equity holders entered into a call and put option agreement for the purchase and sale in 2020 of all remaining Laser Quantum shares held by the remaining equity holders, subject to certain conditions. The purchase price for the remaining shares will be based on a multiple of Laser Quantum’s EBITDA for the twelve months ending December 31, 2019, as defined in the call and put option agreement. As a result of the put option, the noncontrolling interest is considered a redeemable equity instrument and is presented as temporary equity on the consolidated balance sheet as of March 31, 2017. The proportionate share of the net income from Laser Quantum attributable to the noncontrolling interest has been reported as a reduction to the consolidated net income in the Company’s consolidated statements of operations.

The initial value of the noncontrolling interest of £17.7 million ($21.6 million) was measured at fair value at the date of the acquisition and will be adjusted to its redemption value on a quarterly basis, to the extent that the redemption value exceeds the carrying value of the noncontrolling interest. The fair value of the noncontrolling interest was determined using a combination of the discounted cash flow method (an income approach), the guideline public company method (a market approach), and the subject company transaction method (a market approach).

15. Segment Information

The Company evaluates the performance of, and allocates resources to, its segments based on revenue, gross profit and operating profit. The Company’s reportable segments have been identified based on commonality and adjacency of technologies, applications and customers amongst the Company’s individual product lines.

The Company operates in three reportable segments: Photonics, Vision, and Precision Motion. The reportable segments and their principal activities consist of the following:

Photonics

The Photonics segment designs, manufactures and markets photonics-based solutions, including CO2 lasers, continuous wave and femtosecond lasers, optical light engines, and laser scanning and laser beam delivery products, to customers worldwide. The segment serves highly demanding photonics-based applications such as industrial material processing, metrology, medical and life science imaging, DNA sequencing, and medical laser procedures. The vast majority of the segment’s product offerings are sold to Original Equipment Manufacturers (“OEMs”) customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

AS OF MARCH 31, 2017

(Unaudited)

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss) from continuing operations, and depreciation and amortization by reportable segments are as follows (in thousands):

	Three Months Ended
	March 31,	April 1,
	2017	2016
Revenue
Photonics	$50,736	$40,358
Vision	32,762	28,862
Precision Motion	25,476	21,096
Total	$108,974	$90,316

	Three Months Ended
	March 31,	April 1,
	2017	2016
Gross Profit
Photonics	$21,789	$17,997
Vision	13,146	9,579
Precision Motion	11,518	9,668
Unallocated Corporate and Shared Services	(359)	(352)
Total	$46,094	$36,892

	Three Months Ended
	March 31,	April 1,
	2017	2016
Gross Profit Margin
Photonics	42.9%	44.6%
Vision	40.1%	33.2%
Precision Motion	45.2%	45.8%
Total	42.3%	40.8%

	Three Months Ended
	March 31,	April 1,
	2017	2016
Operating Income (Loss) from Continuing Operations
Photonics	$8,080	$6,856
Vision	1,525	(3,771)
Precision Motion	7,164	5,235
Unallocated Corporate and Shared Services	(6,557)	(5,733)
Total	$10,212	$2,587

	Three Months Ended
	March 31,	April 1,
	2017	2016
Depreciation and Amortization
Photonics	$3,244	$1,544
Vision	2,437	3,100
Precision Motion	566	614
Unallocated Corporate and Shared Services	235	573
Total	$6,482	$5,831

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, our belief that the Purchasing Managers Index (PMI) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated revenue performance; changes in accounting principles and changes in actual or assumed tax liabilities; and expectations regarding tax exposure. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: the PMI not providing a good indication of the impact of general economic conditions on our sales into the advanced industrial end market in any particular period or at all; economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity; negative effect on global economic conditions, financial markets and our business as a result of the United Kingdom’s withdrawal from the European Union and the recent U.S. presidential election; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; failure to introduce new products in a timely manner; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business or grow acquired businesses; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; production difficulties and product delivery delays or disruptions; our compliance, or our failure to comply, with various federal, state and foreign regulations; changes in governmental regulation of our business or products; effects of compliance with conflict minerals regulations; our compliance, or failure to comply, with environmental regulations; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; changes in tax laws, and fluctuations in our effective tax rates; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market price for our common shares; our ability to access cash and other assets of our subsidiaries; the influence of certain significant shareholders over our business; provisions of our articles of incorporation delaying or preventing a change in control; our significant existing indebtedness limiting our ability to engage in certain activities; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 under the heading “Risk Factors.” In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required under applicable law.

Accounting Period

The interim financial statements of Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) are prepared for each quarterly period ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Business Overview

We are a global supplier of core technology solutions that give healthcare and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. We combine deep proprietary technology expertise and competencies in photonics, vision and precision motion with a proven ability to solve complex technical challenges. This enables Novanta to engineer core components and sub-systems that deliver extreme precision and performance, tailored to our customers' demanding applications. The driving force behind our growth is our team of innovative professionals who share a commitment to innovation and customer success.

Reportable Segments

We operate in three reportable segments: Photonics, Vision, and Precision Motion. The reportable segments and their principal activities consist of the following:

Photonics

The Photonics segment designs, manufactures and markets photonics-based solutions, including CO2 lasers, continuous wave and femtosecond lasers, optical light engines, and laser scanning and laser beam delivery products, to customers worldwide. The segment serves highly demanding photonics-based applications such as industrial material processing, metrology, medical and life science imaging, DNA sequencing, and medical laser procedures. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Advanced Industrial Market

As of March 31, 2017, the advanced industrial market accounted for approximately 60% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

As of March 31, 2017, the medical market accounted for approximately 40% of our revenue. Our revenue from products sold to the medical market is generally affected by hospital and other health care provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, trends in surgical procedures, changes in technology requirements, changes in customers or patient preferences, and general demographic trends.

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

Significant Events and Updates

Acquisition of Laser Quantum Limited

On January 10, 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum Limited (“Laser Quantum”), a Manchester, United Kingdom-based provider of solid state continuous wave lasers, femtosecond lasers, and optical light engines to OEMs in the medical market. Cash paid for the acquisition was £25.5 million ($31.1 million) and was financed with cash on hand and a $30.0 million draw-down on our revolving credit facility. In addition, the Company and the remaining equity holders entered into a call and put option agreement for the purchase and sale in 2020 of all remaining Laser Quantum shares held by the remaining equity holders, subject to certain conditions. The purchase price for the remaining shares will be based on a multiple of Laser Quantum’s EBITDA for the twelve months ending December 31, 2019, as defined in the call and put option agreement. As a result of this transaction, the Company’s ownership position in Laser Quantum increased from approximately 41% to approximately 76%. The financial results of Laser Quantum were previously accounted for under the equity method of accounting. As a result of the acquisition of the additional shares, the financial results of Laser Quantum have been consolidated in our consolidated financial statements since January 2017. In connection with the purchase price allocation under the business combination rules, we recognized a nontaxable gain of $26.4 million during the three months ended March 31, 2017, representing the excess fair value of our previously-held equity interest in Laser Quantum over its carrying value. Laser Quantum is included in our Photonics reportable segment.

Acquisition of ThingMagic

On January 10, 2017, the Company acquired ThingMagic, a Woburn, Massachusetts-based provider of ultra-high frequency (“UHF”) RFID modules and finished RFID readers to OEMs in the medical and advanced industrial markets, for a total purchase price of $19.2 million, subject to customary working capital adjustments. The acquisition was financed with cash on hand and a $12.0 million draw-down on our revolving credit facility. ThingMagic is included in our Vision reportable segment.

Results of Operations for the Three Months Ended March 31, 2017 Compared with the Three Months Ended April 1, 2016

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31,	April 1,
	2017	2016
Revenue	100.0%	100.0%
Cost of revenue	57.7	59.2
Gross profit	42.3	40.8
Operating expenses:
Research and development and engineering	8.5	8.9
Selling, general and administrative	21.1	23.5
Amortization of purchased intangible assets	2.6	2.3
Restructuring, acquisition and divestiture related costs	0.7	3.2
Total operating expenses	32.9	37.9
Operating income from continuing operations	9.4	2.9
Interest income (expense), net	(1.2)	(1.3)
Foreign exchange transaction gains (losses), net	(0.0)	0.1
Other income (expense), net	0.1	0.8
Gain on acquisition of business	24.2	—
Income from continuing operations before income taxes	32.5	2.5
Income tax provision	1.0	0.4
Income from continuing operations	31.5	2.1
Loss from discontinued operations, net of tax	—	—
Consolidated net income	31.5	2.1
Less: Net income attributable to noncontrolling interest	(0.0)	—
Net income attributable to Novanta Inc.	31.4%	2.1%

Overview of Financial Results

Revenue for the three months ended March 31, 2017 was $109.0 million, an increase of $18.7 million, or 20.7%, versus the prior year. The net effect of our current year acquisitions and prior year decision to discontinue our radiology products resulted in an increase in revenue of $10.6 million, or 11.5%, Foreign currency exchange rates adversely impacted our revenue by $1.2 million, or 1.3%, during the three months ended March 31, 2017.

Operating income from continuing operations increased $7.6 million from $2.6 million for the three months ended April 1, 2016 to $10.2 million for the three months ended March 31, 2017. This increase was primarily attributable to an increase in gross profit of $9.2 million as a result of higher revenue and a decrease in restructuring, acquisition and divestiture related costs of $2.1 million, partially offset by an increase in other operating expenses of $3.7 million primarily due to current year and prior year acquisitions.

Diluted earnings per share (“Diluted EPS”) from continuing operations of $0.98 for the three months ended March 31, 2017 increased $0.93 from the prior year. This increase was primarily attributable to higher operating income from continuing operations, gain on acquisition of business, and a lower effective tax rate.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	March 31,	April 1,	Increase	Percentage
	2017	2016	(Decrease)	Change
Photonics	$50,736	$40,358	$10,378	25.7%
Vision	32,762	28,862	3,900	13.5%
Precision Motion	25,476	21,096	4,380	20.8%
Total	$108,974	$90,316	$18,658	20.7%

Photonics

Photonics segment revenue for the three months ended March 31, 2017 increased by $10.4 million, or 25.7%, versus the prior year primarily as a result of the Laser Quantum acquisition, which increased segment revenues by $7.2 million, and an increase in revenue of our laser beam delivery products and our CO2 lasers products of $3.2 million as a result of increased volumes in the advanced industrial and medical markets.

Vision

Vision segment revenue for the three months ended March 31, 2017 increased by $3.9 million, or 13.5%, versus the prior year. Revenue increased $4.7 million as a result of the acquisitions of Reach and ThingMagic, partially offset by a decline in revenue of $1.4 million attributable to our decision to discontinue our radiology products in January 2016.

Precision Motion

Precision Motion segment revenue for the three months ended March 31, 2017 increased by $4.4 million, or 20.8%, versus the prior year primarily due to an increase in revenue across all of our business lines as a result of increased demand in the advanced industrial and medical markets.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	March 31,	April 1,
	2017	2016
Gross profit:
Photonics	$21,789	$17,997
Vision	13,146	9,579
Precision Motion	11,518	9,668
Unallocated Corporate and Shared Services	(359)	(352)
Total	$46,094	$36,892
Gross profit margin:
Photonics	42.9%	44.6%
Vision	40.1%	33.2%
Precision Motion	45.2%	45.8%

Total	42.3%	40.8%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended March 31, 2017 increased $3.8 million, or 21.1%, versus the prior year, primarily due to an increase in revenue as a result of the Laser Quantum acquisition, which increased gross profit by $2.7 million. Photonics segment gross profit margin was 42.9% for the three months ended March 31, 2017, versus a gross profit margin of 44.6% for the prior year. The decrease in gross profit margin was primarily attributable to an increase in amortization of inventory fair value adjustments and amortization of developed technology of $1.3 million, which resulted in a 2.6 percentage point decrease in gross profit margin.

Vision

Vision segment gross profit for the three months ended March 31, 2017 increased $3.6 million, or 37.2%, versus the prior year. The increase was primarily attributable to an increase in revenue from the Reach and ThingMagic acquisitions and the discontinuation of our radiology products in January 2016. Vision segment gross profit margin was 40.1% for the three months ended March 31, 2017, versus a gross profit margin of 33.2% for the prior year. The increase in gross profit margin was primarily attributable to a $1.6 million charge in the prior year related to the discontinuation of our radiology products, which had a 5.4 percentage point unfavorable impact on gross profit margin for the three months ended April 1, 2016.

Precision Motion

Precision Motion segment gross profit for the three months ended March 31, 2017 increased $1.8 million, or 19.1%, versus the prior year. The increase was primarily attributable to an increase in revenue. Precision Motion segment gross profit margin was 45.2% for the three months ended March 31, 2017, versus a gross profit margin of 45.8% for the prior year. The decrease in gross profit margin was attributable to changes in product mix.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended
	March 31,	April 1,
	2017	2016
Research and development and engineering	$9,215	$8,052
Selling, general and administrative	23,001	21,187
Amortization of purchased intangible assets	2,849	2,108
Restructuring, acquisition and divestiture related costs	817	2,958
Total	$35,882	$34,305

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $9.2 million, or 8.5% of revenue, during the three months ended March 31, 2017, versus $8.1 million, or 8.9% of revenue, during the prior year. R&D expenses increased in terms of total dollars primarily due to increased R&D expenses from current and prior year acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $23.0 million, or 21.1% of revenue, during the three months ended March 31, 2017, versus $21.2 million, or 23.5% of revenue, during the prior year. SG&A expenses increased in terms of total dollars primarily due to current and prior year acquisitions and investments in sales and marketing resources.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $2.8 million, or 2.6% of revenue, during the three months ended March 31, 2017, versus $2.1 million, or 2.3% of revenue, during the prior year. The increase, in terms of total dollars and as a percentage of revenue, was related to the increase in amortization of acquired intangible assets from current and prior year acquisitions.

Restructuring, Acquisition and Divestiture Related Costs

We recorded restructuring, acquisition and divestiture related costs of $0.8 million during the three months ended March 31, 2017, versus $3.0 million during the prior year. The decrease in restructuring, acquisition and divestiture related costs versus the prior year was due to a decrease in restructuring related charges of $2.7 million as a result of the 2016 restructuring program which was substantially completed in the prior year, partially offset by an increase in acquisition related charges of $0.5 million related to professional services fees for acquisitions.

Operating Income from Continuing Operations by Segment

The following table sets forth operating income from continuing operations by segment for the periods noted (in thousands):

	Three Months Ended
	March 31,	April 1,
	2017	2016
Operating Income (Loss) from Continuing Operations:
Photonics	$8,080	$6,856
Vision	1,525	(3,771)
Precision Motion	7,164	5,235
Unallocated Corporate and Shared Services	(6,557)	(5,733)
Total	$10,212	$2,587

Photonics

Photonics operating income from continuing operations for the three months ended March 31, 2017 increased by $1.2 million, or 17.9%, versus the prior year. The increase in operating income from continuing operations was primarily due to an increase in revenues from our CO2 lasers and laser beam delivery products in addition to the operating income from the Laser Quantum acquisition. Photonics operating income from continuing operations for the three months ended March 31, 2017 was negatively affected by a $2.1 million increase in amortization of inventory fair value adjustments and amortization of intangible assets.

Vision

Vision operating income from continuing operations for the three months ended March 31, 2017 was $1.5 million, which increased $5.3 million from an operating loss of $3.8 million in the prior year. The increase was attributable to an increase in gross profit of $3.6 million and a decrease in restructuring charges of $1.7 million primarily related to our 2016 restructuring program, which was substantially completed in the second quarter of 2016.

Precision Motion

Precision Motion operating income from continuing operations for the three months ended March 31, 2017 increased by $1.9 million, or 36.8%, versus the prior year. The increase was primarily due to an increase in gross profit of $1.8 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended March 31, 2017 increased by $0.8 million, or 14.4%, versus the prior year primarily due to an increase in SG&A expenses as a result of higher variable compensation associated with the Company’s financial performance.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended
	March 31,	April 1,
	2017	2016
Interest income (expense), net	$(1,328)	$(1,185)
Foreign exchange transaction gains (losses), net	(1)	83
Other income (expense), net	96	743
Gain on acquisition of business	26,409	—

Interest Income (Expense), Net

Net interest expense was $1.3 million for the three months ended March 31, 2017, versus $1.2 million in the prior year. The increase in net interest expense from the prior year was primarily due to an increase in average debt levels.  The weighted average interest rate on our senior credit facilities was 3.66% during the three months ended March 31, 2017, versus 3.42% for the three months ended April 1, 2016.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were nominal for the three months ended March 31, 2017, versus less than $0.1 million net gains for the prior year.

Other Income (Expense), Net

Other income was $0.1 million for the three months ended March 31, 2017, versus $0.7 million in the prior year. The decrease in other income was primarily due to earnings from our equity-method investment in Laser Quantum having been reported in other income (expense) in the prior year. In January 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum. As a result of this acquisition, earnings from Laser Quantum are consolidated in the Company’s consolidated financial statements for the three months ended March 31, 2017.

Gain on Acquisition of Business

The gain on acquisition of business during the three months ended March 31, 2017 was related to a nontaxable gain of $26.4 million recognized as a result of the Laser Quantum acquisition in January 2017.

Income Taxes

The effective tax rate for the three months ended March 31, 2017 was 3.1%, versus 14.5% for the prior year. The Company’s effective tax rate on income from continuing operations of 3.1% for the three months ended March 31, 2017 differs from the Canadian statutory rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, the impact associated with establishing control over Laser Quantum upon the acquisition of an additional 35% of Laser Quantum’s outstanding shares, losses in jurisdictions with a full valuation allowance, and other discrete items for the period. The Company reported a nontaxable gain of $26.4 million on its previously-held Laser Quantum equity interest and wrote off $1.4 million of Laser Quantum related deferred tax liability, which had a combined 24.5% favorable impact on our effective tax rate for the three months ended March 31, 2017.

The Company’s effective tax rate on income from continuing operations of 14.5% for the three months ended April 1, 2016 differed from the Canadian statutory rate primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, the Laser Quantum dividend distribution and the impact of other discrete items for the period. The Company received a tax free cash dividend of $2.3 million from Laser Quantum, which had an 18.9% favorable impact on our effective tax rate for the three months ended April 1, 2016.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. The Company expects to fund share repurchases through cash on hand and future cash flows from operations. As of December 31, 2016, the Company had repurchased 282 thousand shares for an aggregate purchase price of $3.8 million at an average price of $13.43 per share. During the three months ended March 31, 2017, the Company repurchased 14 thousand shares in the open market for an aggregate purchase price of $0.4 million at an average price of $26.41 per share.

As of March 31, 2017, $52.3 million of our $80.0 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries. However, in certain instances, we have identified excess cash for which we may repatriate and we have established deferred tax liabilities for the expected tax cost. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

Second Amended and Restated Credit Agreement

In May 2016, we entered into the second amended and restated senior secured credit agreement (the “Second Amended and Restated Credit Agreement”), consisting of a $75.0 million, 5-year term loan facility and a $225.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in May 2021. As of March 31, 2017, we had term loans of $69.4 million and revolving loans of $52.0 million outstanding under the Second Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Second Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements and our compliance as of March 31, 2017:

	Requirement	Actual
Maximum consolidated leverage ratio	3.00	1.54
Minimum consolidated fixed charge coverage ratio	1.50	5.10

Cash Flows for the Three Months Ended March 31, 2017 and April 1, 2016

The following table summarizes our cash flows from continuing operations, cash and cash equivalent balances and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2017	April 1, 2016
Net cash provided by operating activities of continuing operations	$12,760	$8,298
Net cash provided by (used in) investing activities of continuing operations	$(36,656)	$1,670
Net cash provided by (used in) financing activities of continuing operations	$35,473	$(3,449)

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$80,014	$68,108
Unused and available funds under revolving credit facility	$173,000	$215,000

Operating Cash Flows

Cash provided by operating activities of continuing operations was $12.8 million for the three months ended March 31, 2017, versus $8.3 million for the prior year. Cash provided by operating activities of continuing operations for the three months ended March 31, 2017 increased from the prior year primarily due to the increase in income from continuing operations.

Cash provided by operating activities of continuing operations was positively impacted by an increase in our payables outstanding. Cash provided by operating activities of continuing operations was negatively impacted by an increase in our days sales outstanding which increased from 59 days at December 31, 2016 to 60 days at March 31, 2017 and by an increase in inventories, excluding inventories from the Laser Quantum and ThingMagic acquisitions, as our inventory turnover ratio decreased from 3.7 at December 31, 2016 to 3.6 at March 31, 2017.

Cash provided by operating activities of continuing operations for the three months ended April 1, 2016 was positively impacted by an increase in our days payables outstanding which increased from 41 days at December 31, 2015 to 46 days at April 1, 2016. Cash provided by operating activities of continuing operations was negatively impacted by an increase in our days sales outstanding which increased from 57 days at December 31, 2015 to 60 days at April 1, 2016 and by an increase in inventory as our inventory turnover ratio decreased from 3.6 at December 31, 2015 to 3.4 at April 1, 2016. The Company’s days sales outstanding was impacted by the timing of sales occurring later in the first quarter of 2016 compared to the prior year.

Investing Cash Flows

Cash used in investing activities of continuing operations was $36.7 million for the three months ended March 31, 2017, primarily driven by our acquisitions of ThingMagic and Laser Quantum. In connection with these acquisitions, we paid $50.2 million in cash considerations, which is reported as $34.9 million cash outflows (net of cash acquired of $15.3 million) from investing activities for the three months ended March 31, 2017. We also paid $1.8 million for capital expenditures during the three months ended March 31, 2017.

Cash provided by investing activities of continuing operations was $1.7 million for the three months ended April 1, 2016. This was primarily driven by the $3.6 million net cash consideration received from the sale of our Orlando, Florida facility and $0.4 million cash received upon finalization of the Lincoln Laser acquisition working capital adjustments, partially offset by $2.3 million in capital expenditures.

Cash provided by investing activities of discontinued operations for the three months ended April 1, 2016 was related to $1.5 million cash proceeds released from escrow for our Scientific Lasers divestiture.

Financing Cash Flows

Cash provided by financing activities of continuing operations was $35.5 million during the three months ended March 31, 2017, primarily due to $42.0 million of borrowings under our revolving credit facility used to pay a portion of the cash considerations paid for the ThingMagic and Laser Quantum acquisitions, partially offset by $1.9 million of contractual term loan payments, $2.4 million of contingent consideration payments, $1.7 million of payroll tax payments on stock-based compensation awards, $0.4 million of repurchase of the Company’s common shares and $0.2 million of capital lease payments.

Cash used in financing activities of continuing operations was $3.4 million during the three months ended April 1, 2016, consisting of $1.9 million of contractual term loan payments, $1.3 million of payroll tax payments on stock-based compensation awards and $0.3 million of capital lease payments.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and

Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Excluding the $42.0 million borrowings under our revolving credit facility to fund the Laser Quantum and ThingMagic acquisitions, through March 31, 2017, we have not entered into any material new or modified contractual obligations since December 31, 2016. Borrowings under our revolving credit facility are due in May 2021, the maturity date of our Senior Credit Facilities, and may be repaid at any time before then without prepayment penalties.

Off-Balance Sheet Arrangements

Through March 31, 2017, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to our critical accounting policies through March 31, 2017 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended March 31, 2017, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2017, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes in the risks affecting the Company since the filing of such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of the Company’s common shares during the three months ended March 31, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 27, 2017	—	$—	—	$6,213,509
January 28 - February 24, 2017	14,000	$26.41	14,000	$5,843,800
February 25 - March 31, 2017	—	$—	—	$5,843,800
Total	14,000	$26.41	14,000

(1) In October 2013, the Company's Board of Directors authorized a share repurchase plan for the repurchase of up to an aggregate of $10.0 million of the Company's common shares. The share repurchase plan was announced in the quarterly report for the period ended September 27, 2013 filed on November 5, 2013. The shares may be repurchased from time to time, at the Company's discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company's common shares, and general market conditions. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.

(2) The Company has repurchased 295,893 shares of its common shares pursuant to the share repurchase program since its adoption.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-202597	3.1	03/09/15

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	S-3	333-202597	3.2	03/09/15

3.5	Articles of Amendment of the Registrant, dated May 11, 2016.	8-K	001-35083	10.1	05/12/16

10.1	Form of Restricted Stock Unit Award Agreement and Grant Notice.					*

10.2	Form of Performance Stock Unit Award Agreement and Grant Notice.					*

10.3	Amended and Restated Employment Agreement, dated April 21, 2017 between the Registrant and Matthijs Glastra.	8-K	001-35083	10.1	04/21/17

10.4	Amended and Restated Employment Agreement, dated April 21, 2017 between the Registrant and Robert Buckley.	8-K	001-35083	10.2	04/21/17

10.5	Employment Agreement, dated April 21, 2017 between the Registrant and Brian Young.	8-K	001-35083	10.3	04/21/17

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and April 1, 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and April 1, 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and April 1, 2016, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	May 8, 2017
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	May 8, 2017
Robert J. Buckley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-202597	3.1	03/09/15

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	S-3	333-202597	3.2	03/09/15

3.5	Articles of Amendment of the Registrant, dated May 11, 2016.	8-K	001-35083	10.1	05/12/16

10.1	Form of Restricted Stock Unit Award Agreement and Grant Notice.					*

10.2	Form of Performance Stock Unit Award Agreement and Grant Notice.					*

10.3	Amended and Restated Employment Agreement, dated April 21, 2017 between the Registrant and Matthijs Glastra.	8-K	001-35083	10.1	04/21/17

10.4	Amended and Restated Employment Agreement, dated April 21, 2017 between the Registrant and Robert Buckley.	8-K	001-35083	10.2	04/21/17

10.5	Employment Agreement, dated April 21, 2017 between the Registrant and Brian Young.	8-K	001-35083	10.3	04/21/17

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and April 1, 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and April 1, 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and April 1, 2016, and (v) Notes to Consolidated Financial Statements.