Form 10-Q
period 2017-06-30
NOVANTA INC
filed 2017-08-03
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 27, 2017, there were 34,582,221 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$89,126	$68,108
Accounts receivable, net of allowance of $719 and $565, respectively	69,112	63,769
Inventories	76,796	59,745
Prepaid income taxes and income taxes receivable	3,942	2,058
Prepaid expenses and other current assets	6,714	5,570
Total current assets	245,690	199,250
Property, plant and equipment, net	36,503	35,421
Deferred tax assets	11,021	8,593
Other assets	3,868	12,502
Intangible assets, net	100,993	61,743
Goodwill	151,538	108,128
Total assets	$549,613	$425,637
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$7,371	$7,366
Accounts payable	37,784	32,213
Income taxes payable	4,196	3,969
Accrued expenses and other current liabilities	33,998	26,948
Total current liabilities	83,349	70,496
Long-term debt	104,176	70,554
Deferred tax liabilities	8,551	1,294
Income taxes payable	6,279	5,710
Other liabilities	15,354	18,713
Total liabilities	217,709	166,767
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	27,358	—
Stockholders’ equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,580 and 34,458, respectively	423,856	423,856
Additional paid-in capital	30,899	30,276
Accumulated deficit	(127,611)	(167,547)
Accumulated other comprehensive loss	(22,598)	(27,715)
Total stockholders' equity	304,546	258,870
Total liabilities, noncontrolling interest and stockholders’ equity	$549,613	$425,637

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Revenue	$119,102	$97,734	$228,076	$188,050
Cost of revenue	65,613	56,238	128,493	109,662
Gross profit	53,489	41,496	99,583	78,388
Operating expenses:
Research and development and engineering	9,004	8,016	18,219	16,068
Selling, general and administrative	23,941	20,198	46,942	41,385
Amortization of purchased intangible assets	3,347	1,979	6,196	4,087
Restructuring, acquisition and divestiture related costs	1,581	3,705	2,398	6,663
Total operating expenses	37,873	33,898	73,755	68,203
Operating income from continuing operations	15,616	7,598	25,828	10,185
Interest income (expense), net	(1,435)	(1,205)	(2,763)	(2,390)
Foreign exchange transaction gains (losses), net	486	707	485	790
Other income (expense), net	12	270	108	1,013
Gain on acquisition of business	—	—	26,409	—
Income from continuing operations before income taxes	14,679	7,370	50,067	9,598
Income tax provision	4,689	2,499	5,803	2,821
Income from continuing operations	9,990	4,871	44,264	6,777
Loss from discontinued operations, net of tax	—	—	—	—
Consolidated net income	9,990	4,871	44,264	6,777
Less: Net income attributable to noncontrolling interest	(588)	—	(610)	—
Net income attributable to Novanta Inc.	$9,402	$4,871	$43,654	$6,777

Earnings per common share from continuing operations:
Basic	$0.16	$0.14	$1.15	$0.20
Diluted	$0.16	$0.14	$1.13	$0.19
Loss per common share from discontinued operations:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Earnings per common share attributable to Novanta Inc.:
Basic	$0.16	$0.14	$1.15	$0.20
Diluted	$0.16	$0.14	$1.13	$0.19

Weighted average common shares outstanding—basic	34,827	34,734	34,796	34,696
Weighted average common shares outstanding—diluted	35,463	34,887	35,294	34,870

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Consolidated net income	$9,990	$4,871	$44,264	$6,777
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	3,589	(2,915)	5,029	(2,850)
Pension liability adjustments, net of tax (2)	(117)	846	88	1,295
Total other comprehensive income (loss)	3,472	(2,069)	5,117	(1,555)
Total consolidated comprehensive income (loss)	13,462	2,802	49,381	5,222
Less: Comprehensive income attributable to noncontrolling interest	(588)	—	(610)	—
Comprehensive income (loss) attributable to Novanta Inc.	$12,874	$2,802	$48,771	$5,222

(1)	The tax effect on this component of comprehensive income was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income was nominal for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$44,264	$6,777
Less: Loss from discontinued operations, net of tax	—	—
Income from continuing operations	44,264	6,777
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	13,576	10,153
Provision for inventory excess and obsolescence	1,439	2,027
Share-based compensation	2,787	2,397
Deferred income taxes	(2,495)	(428)
Earnings from equity-method investment	(104)	(1,008)
Dividend from equity-method investment	—	2,341
Gain on acquisition of business	(26,409)	—
Inventory acquisition fair value adjustment	1,035	—
Contingent consideration adjustments	427	1,427
Other	701	1,148
Changes in assets and liabilities which (used)/provided cash, excluding effects from businesses purchased or classified as discontinued operations:
Accounts receivable	(2,360)	587
Inventories	(10,909)	(1,607)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(2,026)	(2,899)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	9,411	2,683
Other non-current assets and liabilities	185	193
Cash provided by operating activities of continuing operations	29,522	23,791
Cash provided by operating activities of discontinued operations	—	—
Cash provided by operating activities	29,522	23,791
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,117)	(5,287)
Acquisition of businesses, net of cash acquired and working capital adjustments	(34,798)	(8,952)
Proceeds from the sale of property, plant and equipment	10	3,631
Cash used in investing activities of continuing operations	(37,905)	(10,608)
Cash provided by investing activities of discontinued operations	—	1,498
Cash used in investing activities	(37,905)	(9,110)
Cash flows from financing activities:
Borrowings under revolving credit facility	42,000	—
Repayments of long-term debt and revolving credit facility	(8,750)	(7,500)
Payments for debt issuance costs	—	(1,987)
Payments of contingent considerations	(2,398)	—
Repurchase of common stock	(370)	(1,349)
Payments of withholding taxes from stock-based awards	(1,794)	(1,383)
Capital lease payments	(400)	(718)
Other financing activities	—	—
Cash provided by (used in) financing activities of continuing operations	28,288	(12,937)
Cash provided by (used in) financing activities of discontinued operations	—	—
Cash provided by (used in) financing activities	28,288	(12,937)
Effect of exchange rates on cash and cash equivalents	1,113	(1,206)
Increase in cash and cash equivalents	21,018	538
Cash and cash equivalents, beginning of period	68,108	59,959
Cash and cash equivalents, end of period	$89,126	$60,497
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,857	$1,563
Cash paid for income taxes	$9,750	$7,976
Income tax refunds received	$185	$359

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

1. Basis of Presentation

Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, “Novanta”, “we”, “us”, “our”) is a global supplier of core technology solutions that give healthcare and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. Novanta combines deep proprietary expertise and competencies in photonics, vision and precision motion technologies with a proven ability to solve complex technical challenges. This enables Novanta to engineer mission-critical core components and sub-systems that deliver extreme precision and performance, tailored to customers' demanding applications.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

Recent Accounting Pronouncements

Share-Based Compensation

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation – Stock Compensation (Topic 718),” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 requires that an entity account for the effects of a modification unless (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 will become effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

Presentation of Net Periodic Pension Cost

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net benefit cost and provides guidance on the presentation of the service component and the other components of net benefit cost in the statement of operations. The new standard is effective for public companies for annual periods beginning after December 15, 2017. The Company expects to adopt the new standard in the first quarter of 2018 and expects to report its net periodic pension cost related to its frozen U.K. pension plan, consisting of interest cost, expected return on plan assets and amortization of actuarial gains (losses) only, in Other income/(expense) in the consolidated statement of operations upon adoption.

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the accounting for goodwill impairment. The amendment in ASU 2017-04 removes Step-two of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 will become effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard further clarifies the classification in the cash flow statement of the following items: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 should be applied using a retrospective transition method for each period presented. The Company adopted ASU 2016-15 during the first quarter of 2017. The adoption of ASU 2016-15 resulted in ($2.4) million of payments of contingent considerations being reported as cash used in financing activities on the Company’s consolidated statements of cash flows for the six months ended June 30, 2017.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which provides comprehensive lease accounting guidance. The standard requires entities to recognize lease assets and liabilities on the balance sheet and to disclose key information about leasing arrangements. ASU 2016-02 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of this

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

guidance and an appropriate implementation strategy. While the Company’s evaluation of this guidance is in the early stages, the Company currently expects adoption of this guidance to have an impact on its consolidated balance sheet.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. Upon adoption, an entity may apply the new guidance either retrospectively to each prior reporting period presented or retrospectively only to customer contracts not yet completed as of the date of adoption with the cumulative effect of initially applying the standard recognized in beginning retained earnings at the date of the initial application. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year, with the option of early adoption as of the original effective date. The amendment in ASU 2015-14 will result in ASU 2014-09 being effective for annual and interim reporting periods beginning after December 15, 2017. The Company has identified various revenue streams that could be impacted by Topic 606 and has started to review individual customer contracts related to these various revenue streams to determine if the guidance under Topic 606 is expected to have a material impact on revenue recognition.  The Company will adopt Topic 606 in the first quarter of 2018 and has preliminarily concluded that it will use the modified retrospective method upon adoption.

2. Business Combinations

ThingMagic

On January 10, 2017, the Company acquired from Trimble Inc. certain assets and liabilities that constituted the business of ThingMagic, a Woburn, Massachusetts-based provider of ultra-high frequency (“UHF”) radio frequency identification (“RFID”) modules and finished RFID readers to OEMs in the medical and advanced industrial markets, for a total purchase price of $19.1 million, net of working capital adjustments. The acquisition was financed with cash on hand and a $12.0 million draw-down on the Company’s revolving credit facility. The Company expects that the addition of ThingMagic will broaden its portfolio of RFID solutions, while providing the resources to address the growing need for improvements in workflow solutions, patient safety, anti-counterfeiting, and asset tracking in a medical environment. ThingMagic is included in the Company’s Vision reportable segment.

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

Based upon a preliminary valuation, the total purchase price allocation is as follows (in thousands):

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

Purchase Price
Allocation
Inventory	$1,832
Intangible assets	7,423
Goodwill	9,929
Total assets acquired	19,184

Other liabilities	95
Total liabilities assumed	95
Total purchase price	$19,089

The fair value of intangible assets is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$4,600	10 years
Customer relationships	2,520	10 years
Trademarks and trade names	303	5 years
Total	$7,423

The purchase price allocation resulted in $7.4 million of identifiable intangible assets and $9.9 million of goodwill. As the ThingMagic acquisition is treated as an acquisition of assets for income tax purposes, the goodwill acquired is expected to be fully deductible. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) ThingMagic’s ability to grow its business with existing and new customers, including leveraging the Company’s customer base, (ii) cost synergies in combining the research and development capabilities from ThingMagic with the existing RFID capabilities within Novanta, and (iii) cost improvements due to the integration of ThingMagic operations into the Company’s existing infrastructure.

The operating results of ThingMagic were included in the Company’s results of operations beginning on January 10, 2017. ThingMagic contributed revenues of $4.2 million and a loss from continuing operations before income taxes of $0.1 million for the six months ended June 30, 2017. Operating loss from continuing operations before income taxes for the six months ended June 30, 2017 included amortization of inventory fair value adjustments and amortization of purchased intangible assets of $0.9 million.

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

As part of this transaction, the Company and the remaining shareholders of Laser Quantum entered into a call and put option agreement for the purchase and sale, in 2020, of all remaining Laser Quantum shares held by the other shareholders, subject to certain

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

conditions. The purchase price for the remaining shares will be based on a multiple of Laser Quantum’s EBITDA for the twelve months ending December 31, 2019, as defined in the call and put option agreement.

In connection with the purchase price allocation upon gaining control over Laser Quantum, the Company recognized a nontaxable gain of $26.4 million in the consolidated statements of operations for the six months ended June 30, 2017. The gain represented the excess fair value of the Company’s previously-held equity interest in Laser Quantum over its carrying value.

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

The acquisition of Laser Quantum has been accounted for as a business combination. The allocation of the purchase price is based upon a valuation of assets and liabilities acquired. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Laser Quantum and the Company. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information to be obtained with regards to facts and circumstances that existed as of the acquisition date. The purchase price allocation is preliminary as the Company is in the process of collecting additional information for the valuation of inventory, deferred tax liabilities, and unrecognized tax benefits.

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

The fair value of intangible assets is comprised of the following (dollar amounts in thousands):

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

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

The operating results of Laser Quantum were included in the Company’s results of operations beginning on January 10, 2017. Laser Quantum contributed revenues of $18.6 million and income from continuing operations before income taxes of $3.0 million for the six months ended June 30, 2017. Operating income from continuing operations before income taxes for the six months ended June 30, 2017 included $4.1 million expenses associated with the amortization of inventory fair value step-up and purchased intangible assets.

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

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Revenue	$119,102	$102,118	$228,842	$199,133
Income from continuing operations	$10,359	$3,127	$18,376	$5,384
Earnings per share from continuing operations - Basic	$0.17	$0.10	$0.40	$0.16
Earnings per share from continuing operations - Diluted	$0.17	$0.10	$0.40	$0.16

Acquisition Costs

Acquisition-related costs are included in restructuring, acquisition and divestiture related costs in the consolidated statements of operations. Acquisition-related costs for ThingMagic and Laser Quantum are as follows (in thousands):

Six Months Ended
June 30,
2017
ThingMagic	$149
Laser Quantum	$264

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

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

4. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) was as follows (in thousands):

	Total accumulated
	other	Foreign currency
	comprehensive	translation	Pension
	income (loss)	adjustments	liabilities
Balance at December 31, 2016	$(27,715)	$(17,222)	$(10,493)
Other comprehensive income (loss)	4,538	5,029	(491)
Amounts reclassified from other comprehensive income (loss) (1)	579	—	579
Balance at June 30, 2017	$(22,598)	$(12,193)	$(10,405)

(1)	The amounts reclassified from other comprehensive income (loss) were included in selling, general and administrative expenses in the consolidated statements of operations.

5. Earnings per Common Share

Basic earnings per common share is computed by dividing net income attributable to Novanta Inc. after adjustment of redeemable noncontrolling interest to estimated redemption value by the weighted average number of common shares outstanding during the period. The Company recognizes changes in the redeemable noncontrolling interest redemption value by adjusting the carrying amount of the redeemable noncontrolling interest to equal the redemption value with a corresponding adjustment to retained earnings at the end of each reporting period. For both basic and diluted earnings per common share, such redemption value adjustments are included in the calculation of the numerator. For diluted earnings per common share, the denominator also includes the dilutive effect of outstanding restricted stock units, stock options and total shareholder return performance restricted stock units determined using the treasury stock method. Dilutive effects of contingently issuable shares are included in the weighted average dilutive share calculation using the treasury stock method when the contingencies have been resolved. For periods in which net losses are generated, the dilutive potential common shares are excluded from the calculation of diluted earnings per common share as the effect would be anti-dilutive.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Numerators:
Income from continuing operations	$9,990	$4,871	$44,264	$6,777
Less: Net income attributable to noncontrolling interest	(588)	—	(610)	—
Net income attributable to Novanta Inc.	9,402	4,871	43,654	6,777
Less: Adjustment of redeemable noncontrolling interest to estimated redemption value (see Note 14)	(3,718)	—	(3,718)	—
Net income attributable to Novanta Inc. after adjustment of redeemable noncontrolling interest to estimated redemption value	$5,684	$4,871	$39,936	$6,777

Denominators:
Weighted average common shares outstanding— basic	34,827	34,734	34,796	34,696
Dilutive potential common shares	636	153	498	174
Weighted average common shares outstanding— diluted	35,463	34,887	35,294	34,870
Antidilutive common shares excluded from above	—	193	—	97

Basic Earnings per Common Share:
Basic earnings per common share attributable to Novanta Inc.	$0.16	$0.14	$1.15	$0.20

Diluted Earnings per Common Share:
Diluted earnings per common share attributable to Novanta Inc.	$0.16	$0.14	$1.13	$0.19

Common Share Repurchases

During the six months ended June 30, 2017, the Company repurchased 14 thousand shares in the open market for an aggregate purchase price of $0.4 million at an average price of $26.41 per share.

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

Contingent consideration

On December 18, 2015, the Company acquired all assets and certain liabilities of Skyetek. Under the purchase and sale agreement for the Skyetek acquisition, the owners of Skyetek are eligible to receive contingent consideration based on the achievement of certain sales order commitment targets from October 2015 through June 2017. The undiscounted range of possible contingent consideration is zero to $0.3 million. If such targets are achieved, the contingent consideration will be payable in 2017. The

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

Company recognized an estimated fair value of $0.2 million as part of the purchase price as of the acquisition date. Based on the actual sales order commitments through June 2017, the Company paid $0.2 million as the final Skyetek contingent consideration in July 2017.

On November 11, 2015, the Company acquired Lincoln Laser. Under the purchase and sale agreement for the Lincoln Laser acquisition, the shareholders of Lincoln Laser are eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal year 2016. The estimated fair value of the contingent consideration of $2.3 million was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Based on Lincoln Laser’s fiscal year 2016 revenue results, the fair value of the contingent consideration for Lincoln Laser was adjusted to $1.4 million as of December 31, 2016. The Company paid $1.4 million as final settlement of the contingent consideration in the first quarter of 2017.

On February 19, 2015, the Company acquired Applimotion. Under the purchase and sale agreement for the Applimotion acquisition, the former shareholders of Applimotion are eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal years 2015 to 2017. The undiscounted range of contingent considerations is zero to $4.0 million. If such targets are achieved, the contingent consideration will be payable in cash in two installments in 2017 and 2018, respectively. The estimated fair value of the contingent consideration of $1.0 million was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of this contingent liability are recorded in the consolidated statement of operations in restructuring, acquisition and divestiture related costs until the liability is fully settled. Under the Monte Carlo valuation method, the fair value of the contingent consideration for Applimotion was $3.6 million as of December 31, 2016. Based on Applimotion’s revenue performance for 2015 and 2016, the Company paid $1.2 million in contingent consideration in the first quarter of 2017. Based on the strong revenue performance year to date and projections for the remainder of 2017, the Company adjusted the fair value for the remaining contingent consideration to $2.8 million, which is reported as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2017. The second installment of the contingent consideration will be payable in the first quarter of 2018.

The following table summarizes the fair values of our financial assets and liabilities as of June 30, 2017 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$4,674	$4,674	$—	$—
Liabilities
Contingent consideration - Current	$2,950	$—	$—	$2,950
Contingent consideration - Long-term	—	—	—	—
	$2,950	$—	$—	$2,950

The following table summarizes the fair values of our financial assets and liabilities as of December 31, 2016 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$9,569	$9,569	$—	$—
Liabilities
Contingent consideration - Current	$2,775	$—	$—	$2,775
Contingent consideration - Long-term	2,381	—	—	2,381
	$5,156	$—	$—	$5,156

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

Changes in the fair value of Level 3 contingent consideration during the six months ended June 30, 2017 were as follows (in thousands):

Contingent Consideration
Balance at December 31, 2016	$5,156
Payment to Applimotion	(1,192)
Payment to Lincoln Laser	(1,433)
Fair value adjustments (1)	419
Balance at June 30, 2017	$2,950

(1)

In the six months ended June 30, 2017, the fair value of the contingent consideration in connection with the acquisition of Applimotion was increased by $0.4 million due to increased actual and projected revenue performance.

See Note 9 to Consolidated Financial Statements for a discussion of the estimated fair value of the Company’s outstanding debt.

7. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances annually for impairment as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company performed its annual goodwill impairment test as of the beginning of the second quarter of 2017 and noted no impairment of goodwill.

The following table summarizes changes in goodwill during the six months ended June 30, 2017 (in thousands):

Balance at beginning of the period	$108,128
Goodwill acquired from Laser Quantum acquisition	31,459
Goodwill acquired from ThingMagic acquisition	9,929
Effect of foreign exchange rate changes	2,022
Balance at end of the period	$151,538

Goodwill by reportable segment as of June 30, 2017 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$169,759	$99,045	$33,963	$302,767
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$67,298	$67,323	$16,917	$151,538

Goodwill by reportable segment as of December 31, 2016 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$136,278	$89,116	$33,963	$259,357
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$33,817	$57,394	$16,917	$108,128

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

Intangible Assets

Intangible assets as of June 30, 2017 and December 31, 2016, respectively, are summarized as follows (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$106,058	$(71,498)	$34,560	$84,742	$(67,902)	$16,840
Customer relationships	93,445	(47,435)	46,010	69,554	(42,934)	26,620
Customer backlog	2,218	(1,686)	532	622	(540)	82
Non-compete covenant	2,514	(1,687)	827	2,514	(1,419)	1,095
Trademarks and trade names	13,167	(7,130)	6,037	10,709	(6,630)	4,079
Amortizable intangible assets	217,402	(129,436)	87,966	168,141	(119,425)	48,716
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$230,429	$(129,436)	$100,993	$181,168	$(119,425)	$61,743

All definite-lived intangible assets are amortized either on a straight-line basis or an economic benefit basis over their remaining useful life. Amortization expense for customer relationships and definite-lived trademarks, trade names and other intangibles is included in operating expenses in the accompanying consolidated statements of operations. Amortization expense for patents and developed technologies is included in cost of revenue in the accompanying consolidated statements of operations. Amortization expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Amortization expense – cost of revenue	$1,696	$985	$3,337	$2,169
Amortization expense – operating expenses	3,347	1,979	6,196	4,087
Total amortization expense	$5,043	$2,964	$9,533	$6,256

Estimated amortization expense for each of the five succeeding years and thereafter as of June 30, 2017 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2017 (remainder of year)	$3,378	$5,649	$9,027
2018	5,249	10,639	15,888
2019	4,753	8,103	12,856
2020	4,258	5,624	9,882
2021	3,783	4,769	8,552
Thereafter	13,139	18,622	31,761
Total	$34,560	$53,406	$87,966

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	June 30,	December 31,
	2017	2016
Raw materials	$50,139	$39,822
Work-in-process	9,427	8,012
Finished goods	13,725	9,511
Demo and consigned inventory	3,505	2,400
Total inventories	$76,796	$59,745

Accrued Expenses and Other Current Liabilities

	June 30,	December 31,
	2017	2016
Accrued compensation and benefits	$14,288	$9,647
Accrued warranty	3,960	3,142
Accrued restructuring	782	1,371
Accrued professional services	1,366	1,237
Accrued contingent considerations	2,950	2,775
Customer deposits	2,297	1,164
Other	8,355	7,612
Total	$33,998	$26,948

Accrued Warranty

	Six Months Ended
	June 30, 2017	July 1, 2016
Balance at beginning of the period	$3,142	$3,335
Provision charged to cost of revenue	1,408	639
Acquisition related warranty accrual	419	23
Use of provision	(1,101)	(797)
Foreign currency exchange rate changes	92	(21)
Balance at end of period	$3,960	$3,179

Other Long Term Liabilities

	June 30,	December 31,
	2017	2016
Capital lease obligations	$7,902	$8,111
Accrued pension liabilities	5,551	5,957
Accrued contingent considerations	—	2,381
Other	1,901	2,264
Total	$15,354	$18,713

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

9. Debt

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Senior Credit Facilities – term loan	$7,500	$7,500
Less: unamortized debt issuance costs	(129)	(134)
Total current portion of long-term debt	$7,371	$7,366

Senior Credit Facilities – term loan	$60,000	$63,750
Senior Credit Facilities – revolving credit facility	47,000	10,000
Less: unamortized debt issuance costs	(2,824)	(3,196)
Total long-term debt	$104,176	$70,554

Total Senior Credit Facilities	$111,547	$77,920

Senior Credit Facilities

On May 19, 2016, the Company entered into the second amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with new and existing lenders for an aggregate credit facility of $300.0 million, consisting of a $75.0 million, 5-year term loan facility due in quarterly installments of $1.9 million beginning in July 2016 and a $225.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in May 2021. Quarterly installments due in the next twelve months under the term loan amount to $7.5 million and are classified as a current liability on the consolidated balance sheet. The increase in the amount outstanding under the Company’s revolving credit facility in the six months ended June 30, 2017 was related to additional borrowings to fund the Laser Quantum and ThingMagic acquisitions.

The Company is required to satisfy certain financial and non-financial covenants under the Second Amended and Restated Credit Agreement. The Company was in compliance with these covenants as of June 30, 2017.

Liens

The Company’s obligations under the Senior Credit Facilities are secured on a senior basis by a lien on substantially all of the assets of the Company and certain U.S., U.K. and German subsidiaries as defined in the Second Amended and Restated Credit Agreement and guaranteed by the Company and these subsidiaries. The Second Amended and Restated Credit Agreement also contains customary events of default.

Fair Value of Debt

As of June 30, 2017 and December 31, 2016, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity.

10. Share-based Compensation

The table below summarizes share-based compensation expense recorded in income from continuing operations in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Selling, general and administrative	$1,217	$955	$2,575	$2,198
Research and development and engineering	54	39	97	64
Cost of revenue	47	61	115	135
Total share-based compensation expense	$1,318	$1,055	$2,787	$2,397

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

The expense recorded during each of the six-month periods ended June 30, 2017 and July 1, 2016, respectively, included $0.5 million related to deferred stock units granted to the members of the Company’s Board of Directors.

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

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended June 30, 2017:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	635	$13.97
Granted	227	$24.23
Vested	(202)	$14.05
Forfeited	(14)	$16.73
Unvested at June 30, 2017	646	$17.49
Expected to vest as of June 30, 2017	611

The total fair value of RSUs and DSUs that vested during the six months ended June 30, 2017 was $5.0 million based on the market price of the underlying stock on the date of vesting.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended June 30, 2017:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	29	$14.13
Granted	60	$28.80
Vested	—	$—
Forfeited	—	$—
Unvested at June 30, 2017	89	$24.00

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte-Carlo valuation model with the following assumptions:

Six Months Ended June, 2017
Grant-date stock price	$24.30
Expected volatility	28.6%
Risk-free interest rate	1.44%
Expected annual dividend yield	—
Weighted average fair value	$33.31

Stock Options

The fair value of stock options is estimated using the Black-Scholes valuation model. Key input assumptions include the expected option term, the expected volatility of the common stock over the expected term of the options, the risk-free interest rate, and the expected dividend yield. Compensation expense related to stock options is recognized in the consolidated statement of operations on a straight-line basis over the vesting period. No stock options were granted during the six months ended June 30, 2017.

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

The Company’s effective tax rate on income from continuing operations of 31.9% for the three months ended June 30, 2017 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and other discrete items for the period.

The Company’s effective tax rate on income from continuing operations of 11.6% for the six months ended June 30, 2017 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, the impact associated with establishing control over Laser Quantum upon the acquisition of an additional approximately 35% of Laser Quantum’s outstanding shares, and other discrete items for the period.  The Company reported a nontaxable gain of $26.4 million on its previously-held Laser Quantum equity interest and wrote off $1.4 million of Laser Quantum related deferred tax liability, which had a combined 18.9% favorable impact on the effective tax rate for the six months ended June 30, 2017.

The Company’s effective tax rate on income from continuing operations of 33.9% for the three months ended July 1, 2016 differed from the Canadian statutory rate of 28.5% primarily due to the mix of income earned in jurisdictions with varying tax rates and losses in jurisdictions with a full valuation allowance.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

The Company’s effective tax rate on income from continuing operations of 29.4% for the six months ended July 1, 2016 differed from the Canadian statutory rate of 28.5% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, the Laser Quantum dividend distribution and the impact of other discrete items for the period. The Company received a tax free cash dividend of $2.3 million from Laser Quantum, which had a 4.4% favorable impact on the effective tax rate for the six months ended July 1, 2016.

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

12. Restructuring, Acquisition and Divestiture Related Costs

The following table summarizes restructuring, acquisition and divestiture related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
2016 restructuring	$153	$2,076	$186	$4,576
2011 restructuring	10	(104)	14	108
Total restructuring and divestiture charges	163	1,972	200	4,684
Acquisition and related charges	1,418	1,733	2,198	1,979
Total restructuring, acquisition and divestiture related costs	$1,581	$3,705	$2,398	$6,663

2016 Restructuring

During the third quarter of 2015, the Company initiated the 2016 restructuring program, which included consolidating certain of our manufacturing operations to optimize our facility footprint and better utilize resources, costs associated with discontinuing our radiology product line and reducing redundant costs due to productivity cost savings and business volume reductions. We substantially completed the 2016 restructuring program during the second quarter of 2016. As of June 30, 2017, the Company incurred cumulative costs related to this restructuring plan totaling $6.4 million. The Company expects to incur additional restructuring charges of $0.2 million to $0.3 million related to the 2016 restructuring plan.

The following table summarizes restructuring costs for each segment and unallocated corporate and shared services related to the 2016 restructuring plan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Photonics	$—	$299	$—	$768
Vision	153	1,719	185	3,458
Precision Motion	—	19	—	106
Unallocated Corporate and Shared Services	—	39	1	244
Total	$153	$2,076	$186	$4,576

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

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

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Depreciation	Other
Balance at December 31, 2016	$1,736	$611	$1,111	$—	$14
Restructuring charges	200	185	—	—	15
Cash payments	(781)	(528)	(236)	—	(17)
Non-cash write-offs and other adjustments	(97)	(62)	(27)	—	(8)
Balance at June 30, 2017	$1,058	$206	$848	$—	$4

Acquisition and Related Charges

Acquisition related costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $1.4 million and $2.2 million for the three and six months ended June 30, 2017, respectively, and $1.7 million and $2.0 million for the three and six months ended July 1, 2016, respectively. The majority of acquisition related costs for the three and six months ended June 30, 2017 were included in Unallocated Corporate and Shared Services costs.

13. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating and capital lease agreements. There have been no material changes to the Company’s leases through June 30, 2017 from those discussed in Note 15 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

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

14. Redeemable Noncontrolling Interest

As a result of the Company’s acquisition of additional outstanding shares of Laser Quantum from the remaining shareholders on January 10, 2017, the Company increased its ownership position in Laser Quantum from approximately 41% to approximately 76% and began to consolidate the operating results of Laser Quantum in the consolidated financial statements. As part of the purchase agreement, the Company and the remaining equity holders entered into a call and put option agreement for the purchase and sale, in 2020, of all remaining Laser Quantum shares held by the remaining equity holders, subject to certain conditions. The purchase price for the remaining shares will be based on the noncontrolling interest’s portion of cash on hand and a multiple of Laser Quantum’s EBITDA for the twelve months ending December 31, 2019, as defined in the call and put option agreement. As a result of the put option, the noncontrolling interest is considered a redeemable equity instrument and is presented as temporary equity on the consolidated balance sheet. The proportionate share of the net income from Laser Quantum attributable to the noncontrolling interest has been reported as a reduction to the consolidated net income in the Company’s consolidated statements of operations and an increase to the carrying value of the redeemable noncontrolling interest.

The initial value of the noncontrolling interest of £17.7 million ($21.6 million) was measured at fair value at the date of the acquisition and will be adjusted to its redemption value on a quarterly basis, to the extent that the redemption value exceeds the carrying value of the noncontrolling interest. The value of the noncontrolling interest was determined using a combination of the discounted cash flow method (an income approach), the guideline public company method (a market approach), and the subject company transaction method (a market approach). The Company carries the redeemable noncontrolling interest at the higher of (i) the carrying value without any redemption value adjustments or (ii) the estimated redemption value as of the end of the reporting period.  The estimated redemption value is determined as of the end of the reporting period as if it were also the redemption date for the instrument. The resulting adjustments are recorded in retained earnings and do not affect the consolidated statement of operations. During the three months ended June 30, 2017, the Company increased the carrying amount of the redeemable noncontrolling interest by $3.7 million to reflect the estimated redemption value as of June 30, 2017.

The following table presents the reconciliation of changes in the Company’s noncontrolling interest:

Redeemable noncontrolling interest
Balance as of December 31, 2016	$—
Acquisition of noncontrolling interest	21,582
Net income attributable to noncontrolling interest	610
Adjustment of redeemable noncontrolling interest to estimated redemption value (1)	3,718
Foreign currency translation	1,448
Balance as of June 30, 2017	$27,358

(1)

Adjustment of the carrying value of redeemable noncontrolling interest to the estimated redemption value was recognized in retained earnings instead of the consolidated statement of operations but was included in the computation of earnings per share attributable to Novanta Inc. (see Note 5.)

15. Segment Information

The Company evaluates the performance of, and allocates resources to, its segments based on revenue, gross profit and operating profit. The Company’s reportable segments have been identified based on commonality and adjacency of technologies, applications and customers amongst the Company’s individual product lines.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

The Company operates in three reportable segments: Photonics, Vision, and Precision Motion. The reportable segments and their principal activities are described below.

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss) from continuing operations, and depreciation and amortization by reportable segments are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Revenue
Photonics	$57,885	$46,124	$108,621	$86,482
Vision	34,031	28,305	66,793	57,167
Precision Motion	27,186	23,305	52,662	44,401
Total	$119,102	$97,734	$228,076	$188,050

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Gross Profit
Photonics	$26,668	$20,861	$48,457	$38,858
Vision	14,440	10,524	27,586	20,103
Precision Motion	12,749	10,497	24,267	20,165
Unallocated Corporate and Shared Services	(368)	(386)	(727)	(738)
Total	$53,489	$41,496	$99,583	$78,388

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 30, 2017

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Gross Profit Margin
Photonics	46.1%	45.2%	44.6%	44.9%
Vision	42.4%	37.2%	41.3%	35.2%
Precision Motion	46.9%	45.0%	46.1%	45.4%
Total	44.9%	42.5%	43.7%	41.7%

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Operating Income (Loss) from Continuing Operations
Photonics	$12,433	$9,663	$20,513	$16,519
Vision	2,522	(2,700)	4,047	(6,471)
Precision Motion	7,581	5,178	14,745	10,413
Unallocated Corporate and Shared Services	(6,920)	(4,543)	(13,477)	(10,276)
Total	$15,616	$7,598	$25,828	$10,185

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Depreciation and Amortization
Photonics	$3,783	$1,759	$7,027	$3,303
Vision	2,477	2,301	4,914	5,401
Precision Motion	592	628	1,158	1,242
Unallocated Corporate and Shared Services	242	250	477	823
Total	$7,094	$4,938	$13,576	$10,769

Is it

16. Subsequent Events

Acquisition of W.O.M. World of Medicine

On July 3, 2017, the Company acquired 100% of the outstanding stock of W.O.M. World of Medicine GmbH (“WOM”), a Berlin, Germany-based provider of medical insufflators, pumps, and related disposables for OEMs in the minimally invasive surgical market, for a total purchase price of €117.3 million ($134.0 million), subject to customary working capital adjustments. The acquisition was financed with a €118.0 million draw-down on the Company’s revolving credit facility. WOM will be included in the Company’s Vision reportable segment. Information required by ASC 805-10, “Business Combinations,” is not disclosed herein as the Company is in the process of completing its purchase accounting evaluation, including purchase price allocation and other related disclosures.

Third Amendment to Second Amended and Restated Credit Agreement

On August 1, 2017, the Company entered into an amendment (the “Third Amendment”) to the Second Amended and Restated Credit Agreement, dated as of May 19, 2016. The Third Amendment increases the revolving credit facility commitment under the Second Amended and Restated Credit Agreement by $100 million from $225 million to $325 million and resets the accordion feature to $125 million for future expansion. Additionally, the Third Amendment increases the current term loan balance of $65.6 million to $90.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, our belief that the Purchasing Managers Index (PMI) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; expectations regarding our acquisitions of Laser Quantum and ThingMagic; business prospects; potential of future product releases; anticipated revenue performance; changes in accounting principles and changes in actual or assumed tax liabilities; and expectations regarding tax exposure. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: the PMI not providing a good indication of the impact of general economic conditions on our sales into the advanced industrial end market in any particular period or at all; economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activities; negative effect on global economic conditions, financial markets and our business as a result of the United Kingdom’s withdrawal from the European Union and the recent U.S. presidential election; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; failure to introduce new products in a timely manner; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business or grow acquired businesses; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; production difficulties and product delivery delays or disruptions; our compliance, or our failure to comply, with various federal, state and foreign regulations; changes in governmental regulation of our business or products; effects of compliance with conflict minerals regulations; our compliance, or failure to comply, with environmental regulations; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; changes in tax laws, and fluctuations in our effective tax rates; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market price for our common shares; our ability to access cash and other assets of our subsidiaries; the influence of certain significant shareholders over our business; provisions of our articles of incorporation delaying or preventing a change in control; our significant existing indebtedness limiting our ability to engage in certain activities; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 under the heading “Risk Factors.” In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required under applicable law.

Accounting Period

The interim financial statements of Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) are prepared for each quarterly period ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Business Overview

We are a global supplier of core technology solutions that give healthcare and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. We combine deep proprietary expertise and competencies in photonics, vision and precision motion technologies with a proven ability to solve complex technical challenges. This enables Novanta to engineer mission-critical core components and sub-systems that deliver extreme precision and performance, tailored to our customers' demanding applications. The driving force behind our growth is our team of innovative professionals who share a commitment to innovation and customer success.

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

Advanced Industrial Market

As of June 30, 2017, the advanced industrial market accounted for approximately 60% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

As of June 30, 2017, the medical market accounted for approximately 40% of our revenue. Our revenue from products sold to the medical market is generally affected by hospital and other health care provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, trends in surgical procedures, changes in technology requirements, changes in customers or patient preferences, and general demographic trends.

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

Significant Events and Updates

Acquisition of W.O.M. World of Medicine

On July 3, 2017, the Company acquired 100% of the outstanding stock of W.O.M. World of Medicine GmbH (“WOM”), a Berlin, Germany-based provider of medical insufflators, pumps, and related disposables for OEMs in the minimally invasive surgical market, for a total purchase price of €117.3 million ($134.0 million), subject to customary working capital adjustments. The acquisition was financed with a €118.0 million draw-down on our revolving credit facility. WOM will be included in our Vision reportable segment.

Acquisition of Laser Quantum Limited

On January 10, 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum Limited (“Laser Quantum”), a Manchester, United Kingdom-based provider of solid state continuous wave lasers, femtosecond lasers, and optical light engines to OEMs in the medical market. Cash paid for the acquisition was £25.5 million ($31.1 million) and was financed with cash on hand and a $30.0 million draw-down on our revolving credit facility. In addition, the Company and the remaining equity holders entered into a call and put option agreement for the purchase and sale in 2020 of all remaining Laser Quantum shares held by the remaining equity holders, subject to certain conditions. The purchase price for the remaining shares will be based on the noncontrolling interest’s portion of cash on hand and a multiple of Laser Quantum’s EBITDA for the twelve months ending December 31, 2019, as defined in the call and put option agreement. As a result of this transaction, the Company’s ownership position in Laser Quantum increased from approximately 41% to approximately 76%. The financial results of Laser Quantum were previously accounted for under the equity method of accounting. As a result of the acquisition of the additional shares, the financial results of Laser Quantum have been consolidated in our consolidated financial statements since January 2017. In connection with the purchase price allocation under the business combination rules, we recognized a nontaxable gain of $26.4 million during the three months ended March 31, 2017, representing the excess fair value of our previously-held equity interest in Laser Quantum over its carrying value. By establishing control through a majority equity ownership, the Company expects to broaden its technology capability in photonics solutions for medical applications, particularly within the growing DNA sequencing market, while providing key enabling photonics-based technologies for instrumentation and life science applications such as biomedical imaging, cell sorting, and ophthalmology. Laser Quantum is included in our Photonics reportable segment.

Acquisition of ThingMagic

On January 10, 2017, the Company acquired ThingMagic, a Woburn, Massachusetts-based provider of ultra-high frequency (“UHF”) RFID modules and finished RFID readers to OEMs in the medical and advanced industrial markets, for a total purchase price of $19.1 million, net of working capital adjustments. The acquisition was financed with cash on hand and a $12.0 million draw-down on our revolving credit facility. We expect that the addition of ThingMagic will broaden our portfolio of RFID solutions, while providing the resources to address the growing need for improvements in workflow solutions, patient safety, anti-counterfeiting, and asset tracking in a medical environment. ThingMagic is included in our Vision reportable segment.

Results of Operations for the Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended July 1, 2016

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.1	57.5	56.3	58.3
Gross profit	44.9	42.5	43.7	41.7
Operating expenses:
Research and development and engineering	7.6	8.2	8.0	8.5
Selling, general and administrative	20.1	20.7	20.6	22.0
Amortization of purchased intangible assets	2.8	2.0	2.7	2.2
Restructuring, acquisition and divestiture related costs	1.3	3.8	1.1	3.5
Total operating expenses	31.8	34.7	32.3	36.2
Operating income from continuing operations	13.1	7.8	11.3	5.5
Interest income (expense), net	(1.2)	(1.2)	(1.2)	(1.3)
Foreign exchange transaction gains (losses), net	0.4	0.7	0.2	0.4
Other income (expense), net	0.0	0.3	0.0	0.5
Gain on acquisition of business	—	—	11.6	—
Income from continuing operations before income taxes	12.3	7.6	22.0	5.1
Income tax provision	3.9	2.6	2.5	1.5
Income from continuing operations	8.4	5.0	19.4	3.6
Loss from discontinued operations, net of tax	—	—	—	—
Consolidated net income	8.4	5.0	19.4	3.6
Less: Net income attributable to noncontrolling interest	(0.5)	—	(0.3)	—
Net income attributable to Novanta Inc.	7.9%	5.0%	19.1%	3.6%

Overview of Financial Results

Total revenue for the three months ended June 30, 2017 increased $21.4 million, or 21.9%, versus the prior year. The net effect of our current and prior year acquisitions resulted in an increase in revenue of $15.4 million, or 15.8%. In addition, foreign currency exchange rates adversely impacted our revenue by $1.3 million, or 1.3%, for the three months ended June 30, 2017.

Total revenue for the six months ended June 30, 2017 increased $40.0 million, or 21.3%, versus the prior year. The net effect of our current and prior year acquisitions and prior year decision to discontinue our radiology products resulted in an increase in revenue of $26.0 million, or 13.8%. In addition, foreign currency exchange rates adversely impacted our revenue by $2.5 million, or 1.3%, for the six months ended June 30, 2017.

Operating income from continuing operations increased $8.0 million from $7.6 million for the three months ended July 1, 2016 to $15.6 million for the three months ended June 30, 2017. This increase was primarily attributable to an increase in gross profit of $12.0 million as a result of higher revenue, partially offset by an increase in operating expenses of $4.0 million primarily due to current year and prior year acquisitions.

Operating income from continuing operations increased $15.6 million from $10.2 million for the six months ended July 1, 2016 to $25.8 million for the six months ended June 30, 2017. This increase was primarily attributable to an increase in gross profit of $21.2 million as a result of higher revenue and a decrease in restructuring, acquisition and divestiture related costs of $4.3 million, partially offset by an increase in other operating expenses of $9.8 million primarily due to current year and prior year acquisitions.

Diluted earnings per share (“Diluted EPS”) from continuing operations of $0.16 for the three months ended June 30, 2017 increased $0.02 from the prior year. This increase was primarily attributable to higher operating income from continuing operations, partially offset by an adjustment of Laser Quantum redeemable noncontrolling interest to the estimated redemption value as of June 30, 2017. Diluted EPS from continuing operations of $1.13 for the six months ended June 30, 2017 increased $0.94 from the prior year. This increase was primarily attributable to higher operating income from continuing operations and a $26.4 million gain on acquisition of the additional approximately 35% of Laser Quantum equity interest in January 2017, partially offset by the adjustment of Laser Quantum redeemable noncontrolling interest to the estimated redemption value as of June 30, 2017. Diluted EPS from continuing operations for the three and six months ended June 30, 2017 was negatively impacted by the $3.7 million redeemable noncontrolling interest redemption value adjustment, which was recorded as a reduction to retained earnings and a reduction to net income attributable to Novanta Inc. in the earnings per share calculation. (See Note 5 to the accompanying Consolidated Financial Statements.)

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	June 30,	July 1,	Increase	Percentage
	2017	2016	(Decrease)	Change
Photonics	$57,885	$46,124	$11,761	25.5%
Vision	34,031	28,305	5,726	20.2%
Precision Motion	27,186	23,305	3,881	16.7%
Total	$119,102	$97,734	$21,368	21.9%

	Six Months Ended
	June 30,	July 1,	Increase	Percentage
	2017	2016	(Decrease)	Change
Photonics	$108,621	$86,482	$22,139	25.6%
Vision	66,793	57,167	9,626	16.8%
Precision Motion	52,662	44,401	8,261	18.6%
Total	$228,076	$188,050	$40,026	21.3%

Photonics

Photonics segment revenue for the three months ended June 30, 2017 increased by $11.8 million, or 25.5%, versus the prior year primarily as a result of the Laser Quantum acquisition, which increased segment revenues by $11.4 million.

Photonics segment revenue for the six months ended June 30, 2017 increased by $22.1 million, or 25.6%, versus the prior year primarily as a result of the Laser Quantum acquisition, which increased segment revenues by $18.6 million, and an increase in revenue of our laser beam delivery products and our CO2 lasers products of $3.5 million as a result of increased volumes in the advanced industrial and medical markets.

Vision

Vision segment revenue for the three months ended June 30, 2017 increased by $5.7 million, or 20.2%, versus the prior year. The increase was primarily due to a $3.1 million increase in revenue as a result of the acquisitions of Reach and ThingMagic and an aggregate $1.1 million increase in revenue from our optical data collection products and thermal printers products as a result of higher demand in medical markets.

Vision segment revenue for the six months ended June 30, 2017 increased by $9.6 million, or 16.8%, versus the prior year. The increase was primarily due to a $7.8 million increase in revenue as a result of the acquisitions of Reach and ThingMagic and an aggregate $1.5 million increase in revenue from our optical data collection products and thermal printers products as a result of higher demand in medical markets. These increases were partially offset by a decline in revenue of $1.3 million attributable to our decision to discontinue our radiology products in January 2016.

Precision Motion

Precision Motion segment revenue for the three months ended June 30, 2017 increased by $3.9 million, or 16.7%, versus the prior year primarily due to an increase in revenue across all of our business lines as a result of increased demand in the advanced industrial and medical markets.

Precision Motion segment revenue for the six months ended June 30, 2017 increased by $8.3 million, or 18.6%, versus the prior year primarily due to an increase in revenue across all of our business lines as a result of increased demand in the advanced industrial and medical markets.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Gross profit:
Photonics	$26,668	$20,861	$48,457	$38,858
Vision	14,440	10,524	27,586	20,103
Precision Motion	12,749	10,497	24,267	20,165
Unallocated Corporate and Shared Services	(368)	(386)	(727)	(738)
Total	$53,489	$41,496	$99,583	$78,388
Gross profit margin:
Photonics	46.1%	45.2%	44.6%	44.9%
Vision	42.4%	37.2%	41.3%	35.2%
Precision Motion	46.9%	45.0%	46.1%	45.4%

Total	44.9%	42.5%	43.7%	41.7%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended June 30, 2017 increased $5.8 million, or 27.8%, versus the prior year, due to an increase in revenue as a result of the Laser Quantum acquisition, which increased gross profit by $6.4 million. Photonics segment gross profit margin was 46.1% for the three months ended June 30, 2017, versus a gross profit margin of 45.2% for the prior year. The increase in gross profit margin was primarily attributable to changes in product mix.

Photonics segment gross profit for the six months ended June 30, 2017 increased $9.6 million, or 24.7%, versus the prior year, primarily due to an increase in revenue as a result of the Laser Quantum acquisition, which increased gross profit by $9.0 million. Photonics segment gross profit margin was 44.6% for the six months ended June 30, 2017, versus a gross profit margin of 44.9% for the prior year. The decrease in gross profit margin was primarily attributable to an increase in amortization of inventory fair value adjustments and amortization of developed technology of $1.9 million, which resulted in a 1.8 percentage point decrease in gross profit margin.

Vision

Vision segment gross profit for the three months ended June 30, 2017 increased $3.9 million, or 37.2%, versus the prior year. The increase was primarily attributable to an increase in revenue from the Reach and ThingMagic acquisitions. Vision segment gross profit margin was 42.4% for the three months ended June 30, 2017, versus a gross profit margin of 37.2% for the prior year. The increase in gross profit margin was primarily attributable to changes in product mix and cost savings from prior year restructuring activities.

Vision segment gross profit for the six months ended June 30, 2017 increased $7.5 million, or 37.2%, versus the prior year. The increase was primarily attributable to an increase in revenue from the Reach and ThingMagic acquisitions and the discontinuation of our radiology products in January 2016. Vision segment gross profit margin was 41.3% for the six months ended June 30, 2017, versus a gross profit margin of 35.2% for the prior year. The increase in gross profit margin was primarily attributable to changes in product mix, cost savings from prior year restructuring activities, and a $1.6 million charge in the prior year related to the discontinuation of our radiology products, which had a 2.7 percentage point unfavorable impact on gross profit margin for the six months ended July 1, 2016.

Precision Motion

Precision Motion segment gross profit for the three months ended June 30, 2017 increased $2.3 million, or 21.5%, versus the prior year. The increase was primarily attributable to an increase in revenue. Precision Motion segment gross profit margin was 46.9% for the three months ended June 30, 2017, versus a gross profit margin of 45.0% for the prior year. The increase in gross profit margin was primarily attributable to higher manufacturing efficiencies as a result of increased volumes from our precision motor components and air bearing spindles products.

Precision Motion segment gross profit for the six months ended June 30, 2017 increased $4.1 million, or 20.3%, versus the prior year. The increase was primarily attributable to an increase in revenue. Precision Motion segment gross profit margin was 46.1% for the six months ended June 30, 2017, versus a gross profit margin of 45.4% for the prior year. The increase in gross profit margin was primarily attributable to higher manufacturing efficiencies as a result of increased volumes from our precision motor components and air bearing spindles products.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Research and development and engineering	$9,004	$8,016	$18,219	$16,068
Selling, general and administrative	23,941	20,198	46,942	41,385
Amortization of purchased intangible assets	3,347	1,979	6,196	4,087
Restructuring, acquisition and divestiture related costs	1,581	3,705	2,398	6,663
Total	$37,873	$33,898	$73,755	$68,203

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $9.0 million, or 7.6% of revenue, during the three months ended June 30, 2017, versus $8.0 million, or 8.2% of revenue, during the prior year. R&D expenses increased in terms of total dollars primarily due to increased R&D expenses from current and prior year acquisitions.

R&D expenses were $18.2 million, or 8.0% of revenue, during the six months ended June 30, 2017, versus $16.1 million, or 8.5% of revenue, during the prior year. R&D expenses increased in terms of total dollars primarily due to increased R&D expenses from current and prior year acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $23.9 million, or 20.1% of revenue, during the three months ended June 30, 2017, versus $20.2 million, or 20.7% of revenue, during the prior year. SG&A expenses increased in terms of total dollars primarily due to current and prior year acquisitions and higher variable compensation associated with the Company’s financial performance.

SG&A expenses were $46.9 million, or 20.6% of revenue, during the six months ended June 30, 2017, versus $41.4 million, or 22.0% of revenue, during the prior year. SG&A expenses increased in terms of total dollars primarily due to current and prior year acquisitions and higher variable compensation associated with the Company’s financial performance.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $3.3 million, or 2.8% of revenue, during the three months ended June 30, 2017, versus $2.0 million, or 2.0% of revenue, during the prior year. The increase, in terms of total dollars and as a percentage of revenue, was related to the increase in amortization of acquired intangible assets from current and prior year acquisitions.

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $6.2 million, or 2.7% of revenue, during the six months ended June 30, 2017, versus $4.1 million, or 2.2% of revenue, during the prior year. The increase, in terms of total dollars and as a percentage of revenue, was related to the increase in amortization of acquired intangible assets from current and prior year acquisitions.

Restructuring, Acquisition and Divestiture Related Costs

We recorded restructuring, acquisition and divestiture related costs of $1.6 million during the three months ended June 30, 2017, versus $3.7 million during the prior year. The decrease in restructuring, acquisition and divestiture related costs versus the prior year was primarily due to a decrease in restructuring related charges of $1.8 million as a result of the 2016 restructuring program which was substantially completed in the prior year.

We recorded restructuring, acquisition and divestiture related costs of $2.4 million during the six months ended June 30, 2017, versus $6.7 million during the prior year. The decrease in restructuring, acquisition and divestiture related costs versus the prior year was primarily due to a decrease in restructuring related charges of $4.5 million as a result of the 2016 restructuring program which was substantially completed in the prior year, partially offset by an increase in acquisition related charges related to professional services fees for acquisitions.

Operating Income from Continuing Operations by Segment

The following table sets forth operating income from continuing operations by segment for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Operating Income (Loss) from Continuing Operations:
Photonics	$12,433	$9,663	$20,513	$16,519
Vision	2,522	(2,700)	4,047	(6,471)
Precision Motion	7,581	5,178	14,745	10,413
Unallocated Corporate and Shared Services	(6,920)	(4,543)	(13,477)	(10,276)
Total	$15,616	$7,598	$25,828	$10,185

Photonics

Photonics operating income from continuing operations was $12.4 million, or 21.5% of revenue, during the three months ended June 30, 2017, versus $9.7 million, or 21.0% of revenue, during the prior year. The increase in operating income from continuing operations was primarily due to an increase in gross profit of $5.8 million, partially offset by increases in operating expenses related to the current year acquisition. Photonics operating income from continuing operations for the three months ended June 30, 2017 was negatively affected by a $2.0 million increase in amortization of intangible assets.

Photonics operating income from continuing operations was $20.5 million, or 18.9% of revenue, during the six months ended June 30, 2017, versus $16.5 million, or 19.1% of revenue, during the prior year. The increase in operating income from continuing operations was primarily due to an increase in gross profit of $9.6 million, partially offset by increases in operating expenses related to the current year acquisition. Photonics operating income from continuing operations for the six months ended June 30, 2017 was negatively affected by a $4.1 million increase in amortization of inventory fair value adjustments and amortization of intangible assets.

Vision

Vision operating income from continuing operations was $2.5 million, or 7.4% of revenue, during the three months ended June 30, 2017, versus an operating loss of $2.7 million, or (9.5%) of revenue, during the prior year. The increase was attributable to an increase in gross profit of $3.9 million and a decrease in restructuring charges of $1.6 million primarily related to our 2016 restructuring program, which was substantially completed in the second quarter of 2016.

Vision operating income from continuing operations was $4.0 million, or 6.1% of revenue, during the six months ended June 30, 2017, versus an operating loss of $6.5 million, or (11.3%) of revenue, during the prior year. The increase was attributable to an increase in gross profit of $7.5 million and a decrease in restructuring charges of $3.3 million primarily related to our 2016 restructuring program, which was substantially completed in the second quarter of 2016.

Precision Motion

Precision Motion operating income from continuing operations was $7.6 million, or 27.9% of revenue, during the three months ended June 30, 2017, versus $5.2 million, or 22.2% of revenue, during the prior year. The increase was primarily due to an increase in gross profit of $2.3 million.

Precision Motion operating income from continuing operations was $14.7 million, or 28.0% of revenue, during the six months ended June 30, 2017, versus $10.4 million, or 23.5% of revenue, during the prior year. The increase was primarily due to an increase in gross profit of $4.1 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended June 30, 2017 increased by $2.4 million versus the prior year primarily due to an increase in restructuring and acquisition related costs of $0.8 million and an increase in SG&A expenses as a result of higher variable compensation associated with the Company’s financial performance. These costs for the six months ended June 30, 2017 increased by $3.2 million versus the prior year primarily due to an increase in restructuring and acquisition related costs of $0.8 million and an increase in SG&A expenses as a result of higher variable compensation associated with the Company’s financial performance.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Interest income (expense), net	$(1,435)	$(1,205)	$(2,763)	$(2,390)
Foreign exchange transaction gains (losses), net	486	707	485	790
Other income (expense), net	12	270	108	1,013
Gain on acquisition of business	—	—	26,409	—

Interest Income (Expense), Net

Net interest expense was $1.4 million for the three months ended June 30, 2017, versus $1.2 million in the prior year. The increase in net interest expense from the prior year was primarily due to an increase in average debt levels as a result of current year acquisitions.  The weighted average interest rate on our senior credit facilities was 3.76% during the three months ended June 30, 2017, versus 3.53% for the three months ended July 1, 2016.

Net interest expense was $2.8 million for the six months ended June 30, 2017, versus $2.4 million in the prior year. The increase in net interest expense from the prior year was primarily due to an increase in average debt levels as a result of current year acquisitions.  The weighted average interest rate on our senior credit facilities was 3.72% during the six months ended June 30, 2017, versus 3.48% for the six months ended July 1, 2016.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were $0.5 million net gains for the three months ended June 30, 2017, versus $0.7 million net gains for the prior year. The decrease was due to changes in the value of the U.S. Dollar against the British Pound.

Foreign exchange transaction gains (losses), net, were $0.5 million net gains for the six months ended June 30, 2017, versus $0.8 million net gains for the prior year. The decrease was due to changes in the value of the U.S. Dollar against the British Pound.

Other Income (Expense), Net

Other income was nominal and $0.1 million for the three and six months ended June 30, 2017, respectively, versus $0.3 and $1.0 million during the three and six months ended July 1, 2016, respectively. The decrease in other income was primarily due to earnings from our equity-method investment in Laser Quantum having been reported in other income (expense) in the prior year. In January 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum. As a result of this acquisition, earnings from Laser Quantum are consolidated in the Company’s consolidated financial statements for the three and six months ended June 30, 2017.

Gain on Acquisition of Business

The gain on acquisition of business during the six months ended June 30, 2017 was related to a nontaxable gain of $26.4 million recognized as a result of the Laser Quantum acquisition in January 2017.

Income Taxes

The effective tax rate for the three months ended June 30, 2017 was 31.9%, versus 33.9% for the prior year. Our effective tax rate on income from continuing operations of 31.9% for the three months ended June 30, 2017 differs from the Canadian statutory rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and other discrete items for the period.

The effective tax rate for the six months ended June 30, 2017 was 11.6%, versus 29.4% for the prior year. Our effective tax rate on income from continuing operations of 11.6% for the six months ended June 30, 2017 differs from the Canadian statutory rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, the impact associated with establishing control over Laser Quantum upon the acquisition of an additional 35% of Laser Quantum’s outstanding shares, and other discrete items for the period. We reported a nontaxable gain of $26.4 million on its previously-held Laser Quantum equity interest and wrote off $1.4 million of Laser Quantum related deferred tax liability, which had a combined 18.9% favorable impact on our effective tax rate for the six months ended June 30, 2017.

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

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. The Company expects to fund share repurchases through cash on hand and future cash flows from operations. As of December 31, 2016, the Company had repurchased 282 thousand shares for an aggregate purchase price of $3.8 million at an average price of $13.43 per share. During the six months ended June 30, 2017, the Company repurchased 14 thousand shares in the open market for an aggregate purchase price of $0.4 million at an average price of $26.41 per share.

As of June 30, 2017, $60.5 million of our $89.1 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries. However, in certain instances, we have identified excess cash for which we may repatriate and we have established deferred tax liabilities for the expected tax cost. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

Second Amended and Restated Credit Agreement

In May 2016, we entered into the second amended and restated senior secured credit agreement (the “Second Amended and Restated Credit Agreement”), consisting of a $75.0 million, 5-year term loan facility and a $225.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in May 2021. As of June 30, 2017, we had term loans of $67.5 million and revolving loans of $47.0 million outstanding under the Second Amended and Restated Credit Agreement. In July 2017, we borrowed an additional €118.0 million under our revolving credit facility to fund the W.O.M. World of Medicine acquisition.

The Second Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Second Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements and our compliance as of June 30, 2017:

	Requirement	Actual
Maximum consolidated leverage ratio	3.00	1.34
Minimum consolidated fixed charge coverage ratio	1.50	5.62

On August 1, 2017, we entered into an amendment (the “Third Amendment”) to the Second Amended and Restated Credit Agreement. The Third Amendment increases the revolving credit facility commitment under the Second Amended and Restated Credit Agreement by $100 million from $225 million to $325 million and resets the accordion feature to $125 million for future expansion. Additionally, the Third Amendment increases the current term loan balance of $65.6 million to $90.6 million.

Cash Flows for the Six Months Ended June 30, 2017 and July 1, 2016

The following table summarizes our cash flows from continuing operations, cash and cash equivalent balances and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Six Months Ended
	June 30, 2017	July 1, 2016
Net cash provided by operating activities of continuing operations	$29,522	$23,791
Net cash used in investing activities of continuing operations	$(37,905)	$(10,608)
Net cash provided by (used in) financing activities of continuing operations	$28,288	$(12,937)

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$89,126	$68,108
Unused and available funds under revolving credit facility	$178,000	$215,000

Our cash flows for the six months ended June 30, 2017 were not affected by the $3.7 million redemption value adjustment to the carrying value of the redeemable noncontrolling interest because it was non-cash and was not reported in our consolidated statement of operations.

Operating Cash Flows

Cash provided by operating activities of continuing operations was $29.5 million for the six months ended June 30, 2017, versus $23.8 million for the prior year. Cash provided by operating activities of continuing operations for the six months ended June 30, 2017 increased from the prior year primarily due to the increase in income from continuing operations.

Cash provided by operating activities of continuing operations for the six months ended June 30, 2017 was positively impacted by an increase in our outstanding payables and accrued expenses. Cash provided by operating activities of continuing operations was negatively impacted by an increase in outstanding trade receivables and an increase in inventories, excluding inventories from the Laser Quantum and ThingMagic acquisitions, as our inventory turnover ratio decreased from 3.7 at December 31, 2016 to 3.4 at June 30, 2017.

Cash provided by operating activities of continuing operations for the six months ended July 1, 2016 was positively impacted by an increase in our days payables outstanding which increased from 41 days at December 31, 2015 to 42 days at July 1, 2016, a decrease in our days sales outstanding from 57 days at December 31, 2015 to 53 days at July 1, 2016, and a decrease in inventory excluding inventories from the Reach acquisition, as our inventory turnover ratio increased from 3.6 at December 31, 2015 to 3.8 at July 1, 2016.

Investing Cash Flows

Cash used in investing activities of continuing operations was $37.9 million for the six months ended June 30, 2017, primarily driven by our acquisitions of ThingMagic and Laser Quantum. In connection with these acquisitions, we paid $50.1 million in cash considerations, which is reported as $34.8 million cash outflows from investing activities (net of cash acquired of $15.3 million and working capital adjustments) for the six months ended June 30, 2017. We also paid $3.1 million for capital expenditures during the six months ended June 30, 2017.

Cash used in investing activities of continuing operations was $10.6 million for the six months ended July 1, 2016, primarily related to $9.4 million cash consideration paid for the Reach acquisition in May 2016 and $5.3 million in capital expenditures, partially offset by $3.6 million in net cash consideration received from the sale of our Orlando, Florida facility and $0.4 million proceeds received from the finalization of the Lincoln Laser acquisition working capital adjustments.

Cash provided by investing activities of discontinued operations for the six months ended July 1, 2016 was related to $1.5 million cash proceeds released from the escrow for our Scientific Lasers divestiture.

Financing Cash Flows

Cash provided by financing activities of continuing operations was $28.3 million for the six months ended June 30, 2017, primarily due to $42.0 million of borrowings under our revolving credit facility used to fund a portion of the cash considerations paid for the ThingMagic and Laser Quantum acquisitions, partially offset by $3.8 million of contractual term loan payments, $5.0 million of optional repayments of borrowings under our revolving credit facility, $2.4 million of contingent consideration payments, $1.8 million of payroll tax payments on stock-based compensation awards, $0.4 million of repurchase of the Company’s common shares and $0.4 million of principal payments under our capital lease obligations.

Cash used in financing activities of continuing operations was $12.9 million for the six months ended July 1, 2016, consisting of $3.8 million of contractual term loan payments, $3.7 million of optional repayments of borrowings under our revolving credit facility, $1.4 million of payroll tax payments on stock-based compensation awards, $1.3 million for the repurchase of the Company’s common shares, and $0.7 million of principal payments under our capital lease obligations. We also paid $2.0 million for debt issuance costs as a result of the Second Amended and Restated Credit Agreement signed in May 2016.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Excluding the $42.0 million borrowings under our revolving credit facility to fund the Laser Quantum and ThingMagic acquisitions, through June 30, 2017, we have not entered into any material new or modified contractual obligations since December 31, 2016. Borrowings under our revolving credit facility are due in May 2021, the maturity date of our Senior Credit Facilities, and may be repaid at any time before then without prepayment penalties.

Off-Balance Sheet Arrangements

Through June 30, 2017, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to our critical accounting policies through June 30, 2017 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended June 30, 2017, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2017, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the migration of our Precision Motion segment’s Celera Motion business line to the Company’s primary ERP system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Agreement on the Sale and Transfer of all Shares in W.O.M. World of Medicine GmbH, dated June 6, 2017, between Novanta Europe GmbH, Novanta Inc., and Aton GmbH.	8-K	001-35083	2.1	06/09/17

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-202597	3.1	03/09/15

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	S-3	333-202597	3.2	03/09/15

3.5	Articles of Amendment of the Registrant, dated May 11, 2016.	8-K	001-35083	10.1	05/12/16

10.1	Form of Restricted Stock Unit Award Agreement and Grant Notice.	10-Q	001-35083	10.1	05/08/17

10.2	Form of Performance Stock Unit Award Agreement and Grant Notice.	10-Q	001-35083	10.2	05/08/17

10.3	Amended and Restated Employment Agreement, dated April 21, 2017 between the Registrant and Matthijs Glastra.	8-K	001-35083	10.1	04/21/17

10.4	Amended and Restated Employment Agreement, dated April 21, 2017 between the Registrant and Robert Buckley.	8-K	001-35083	10.2	04/21/17

10.5	Employment Agreement, dated April 21, 2017 between the Registrant and Brian Young.	8-K	001-35083	10.3	04/21/17

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and July 1, 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and July 1, 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and July 1, 2016, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	August 3, 2017
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	August 3, 2017
Robert J. Buckley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Agreement on the Sale and Transfer of all Shares in W.O.M. World of Medicine GmbH, dated June 6, 2017, between Novanta Europe GmbH, Novanta Inc., and Aton GmbH.	8-K	001-35083	2.1	06/09/17

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-202597	3.1	03/09/15

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	S-3	333-202597	3.2	03/09/15

3.5	Articles of Amendment of the Registrant, dated May 11, 2016.	8-K	001-35083	10.1	05/12/16

10.1	Form of Restricted Stock Unit Award Agreement and Grant Notice.	10-Q	001-35083	10.1	05/08/17

10.2	Form of Performance Stock Unit Award Agreement and Grant Notice.	10-Q	001-35083	10.2	05/08/17

10.3	Amended and Restated Employment Agreement, dated April 21, 2017 between the Registrant and Matthijs Glastra.	8-K	001-35083	10.1	04/21/17

10.4	Amended and Restated Employment Agreement, dated April 21, 2017 between the Registrant and Robert Buckley.	8-K	001-35083	10.2	04/21/17

10.5	Employment Agreement, dated April 21, 2017 between the Registrant and Brian Young.	8-K	001-35083	10.3	04/21/17

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and July 1, 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and July 1, 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and July 1, 2016, and (v) Notes to Consolidated Financial Statements.