Form 10-Q
period 2017-09-29
NOVANTA INC
filed 2017-11-01
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

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

As of October 27, 2017, there were 34,592,138 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	September 29,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$92,149	$68,108
Accounts receivable, net of allowance of $782 and $565, respectively	83,008	63,769
Inventories	88,861	59,745
Prepaid income taxes and income taxes receivable	8,107	2,058
Prepaid expenses and other current assets	8,253	5,570
Total current assets	280,378	199,250
Property, plant and equipment, net	60,244	35,421
Deferred tax assets	11,772	8,593
Other assets	4,256	12,502
Intangible assets, net	157,938	61,743
Goodwill	207,720	108,128
Total assets	$722,308	$425,637
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$9,115	$7,366
Accounts payable	39,666	32,213
Income taxes payable	6,086	3,969
Accrued expenses and other current liabilities	40,940	26,948
Total current liabilities	95,807	70,496
Long-term debt	234,188	70,554
Deferred tax liabilities	27,106	1,294
Income taxes payable	4,154	5,710
Other liabilities	15,068	18,713
Total liabilities	376,323	166,767
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	36,838	—
Stockholders’ equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,583 and 34,458, respectively	423,856	423,856
Additional paid-in capital	32,283	30,276
Accumulated deficit	(127,660)	(167,547)
Accumulated other comprehensive loss	(19,332)	(27,715)
Total stockholders' equity	309,147	258,870
Total liabilities, noncontrolling interest and stockholders’ equity	$722,308	$425,637

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Revenue	$146,296	$97,829	$374,372	$285,879
Cost of revenue	87,589	56,617	216,082	166,279
Gross profit	58,707	41,212	158,290	119,600
Operating expenses:
Research and development and engineering	11,659	7,961	29,878	24,029
Selling, general and administrative	27,724	20,972	74,666	62,357
Amortization of purchased intangible assets	3,217	2,066	9,413	6,153
Restructuring, acquisition and divestiture related costs (gain)	3,834	(835)	6,232	5,828
Total operating expenses	46,434	30,164	120,189	98,367
Operating income from continuing operations	12,273	11,048	38,101	21,233
Interest income (expense), net	(2,111)	(1,081)	(4,874)	(3,471)
Foreign exchange transaction gains (losses), net	(661)	188	(176)	978
Other income (expense), net	(4)	686	104	1,699
Gain on acquisition of business	—	—	26,409	—
Income from continuing operations before income taxes	9,497	10,841	59,564	20,439
Income tax provision	1,131	3,371	6,934	6,192
Income from continuing operations	8,366	7,470	52,630	14,247
Loss from discontinued operations, net of tax	—	—	—	—
Consolidated net income	8,366	7,470	52,630	14,247
Less: Net income attributable to noncontrolling interest	(834)	—	(1,444)	—
Net income attributable to Novanta Inc.	$7,532	$7,470	$51,186	$14,247

Earnings (loss) per common share from continuing operations (Note 5):
Basic	$(0.00)	$0.22	$1.15	$0.41
Diluted	$(0.00)	$0.21	$1.13	$0.41
Loss per common share from discontinued operations (Note 5):
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Earnings (loss) per common share attributable to Novanta Inc. (Note 5):
Basic	$(0.00)	$0.22	$1.15	$0.41
Diluted	$(0.00)	$0.21	$1.13	$0.41

Weighted average common shares outstanding—basic	34,833	34,677	34,809	34,689
Weighted average common shares outstanding—diluted	34,833	34,928	35,235	34,889

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Consolidated net income	$8,366	$7,470	$52,630	$14,247
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	3,311	(563)	8,340	(3,413)
Pension liability adjustments, net of tax (2)	(45)	338	43	1,633
Total other comprehensive income (loss)	3,266	(225)	8,383	(1,780)
Total consolidated comprehensive income (loss)	11,632	7,245	61,013	12,467
Less: Comprehensive income attributable to noncontrolling interest	(834)	—	(1,444)	—
Comprehensive income (loss) attributable to Novanta Inc.	$10,798	$7,245	$59,569	$12,467

(1)	The tax effect on this component of comprehensive income was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income was nominal for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$52,630	$14,247
Less: Loss from discontinued operations, net of tax	—	—
Income from continuing operations	52,630	14,247
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	22,440	15,317
Provision for inventory excess and obsolescence	1,837	2,387
Share-based compensation	4,223	3,385
Deferred income taxes	(2,913)	162
Earnings from equity-method investment	(104)	(1,698)
Gain on sale of fixed assets	21	(1,736)
Dividend from equity-method investment	—	2,341
Gain on acquisition of business	(26,409)	—
Inventory acquisition fair value adjustment	4,754	173
Contingent consideration adjustments	425	1,427
Other	851	1,417
Changes in assets and liabilities which (used)/provided cash, excluding effects from businesses purchased or classified as discontinued operations:
Accounts receivable	(3,859)	(3,683)
Inventories	(11,806)	(1,470)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(5,806)	(3,594)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	5,975	6,110
Other non-current assets and liabilities	(972)	(78)
Cash provided by operating activities of continuing operations	41,287	34,707
Cash provided by operating activities of discontinued operations	—	—
Cash provided by operating activities	41,287	34,707
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,502)	(7,005)
Acquisition of businesses, net of cash acquired and working capital adjustments	(168,332)	(8,952)
Proceeds from the sale of property, plant and equipment	44	7,037
Cash used in investing activities of continuing operations	(174,790)	(8,920)
Cash provided by investing activities of discontinued operations	—	1,498
Cash used in investing activities	(174,790)	(7,422)
Cash flows from financing activities:
Borrowings under revolving credit facility	176,769	—
Repayments of long-term debt and revolving credit facility	(15,625)	(14,375)
Payments for debt issuance costs	(638)	(2,496)
Payments of contingent considerations	(2,546)	—
Repurchase of common stock	(370)	(1,634)
Payments of withholding taxes from stock-based awards	(1,846)	(1,719)
Capital lease payments	(646)	(905)
Other financing activities	—	(1)
Cash provided by (used in) financing activities of continuing operations	155,098	(21,130)
Cash provided by (used in) financing activities of discontinued operations	—	—
Cash provided by (used in) financing activities	155,098	(21,130)
Effect of exchange rates on cash and cash equivalents	2,446	(1,375)
Increase in cash and cash equivalents	24,041	4,780
Cash and cash equivalents, beginning of period	68,108	59,959
Cash and cash equivalents, end of period	$92,149	$64,739
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,512	$2,167
Cash paid for income taxes	$18,053	$10,870
Income tax refunds received	$185	$359

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2017

(Unaudited)

1. Basis of Presentation

Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, “Novanta”, “we”, “us”, “our”) is a global supplier of core technology solutions that give healthcare and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. Novanta combines deep proprietary technology expertise and competencies in photonics, vision and precision motion with a proven ability to solve complex technical challenges. This enables Novanta to engineer core components and sub-systems that deliver extreme precision and performance, tailored to customers' demanding applications.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

(Unaudited)

Recent Accounting Pronouncements

Share-Based Compensation

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation – Stock Compensation (Topic 718),” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 requires that an entity account for the effects of a modification unless (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 will become effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.

Presentation of Net Periodic Pension Cost

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net benefit cost and provides guidance on the presentation of the service component and the other components of net benefit cost in the statement of operations. The new standard is effective for public companies for annual periods beginning after December 15, 2017. The Company expects to adopt the new standard in the first quarter of 2018 and expects to report its net periodic pension cost related to its frozen U.K. pension plan, consisting of interest cost, expected return on plan assets and amortization of actuarial gains (losses) only, in Other income (expense) in the consolidated statement of operations upon adoption.

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

Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard further clarifies the classification in the cash flow statement of the following items: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 should be applied using a retrospective transition method for each period presented. The Company adopted ASU 2016-15 during the first quarter of 2017. The adoption of ASU 2016-15 resulted in ($2.5) million of payments of contingent considerations being reported as cash used in financing activities on the Company’s consolidated statements of cash flows for the nine months ended September 29, 2017.

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

AS OF SEPTEMBER 29, 2017

(Unaudited)

guidance and an appropriate implementation strategy. While the Company’s evaluation of this guidance is in the early stages, the Company currently expects adoption of this guidance to have an impact on its consolidated balance sheet.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 would be effective for annual and interim reporting periods beginning after December 15, 2016 and did not allow early adoption. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to December 15, 2017, with the option of early adoption as of the original effective date. The amendment in ASU 2015-14 resulted in ASU 2014-09 becoming effective for annual and interim reporting periods beginning after December 15, 2017. Upon adoption of Topic 606, an entity may apply the new guidance either retrospectively to each prior reporting period presented (the “full retrospective method”) or retrospectively only to customer contracts not yet completed as of the date of adoption with the cumulative effect of initially applying the standard recognized in beginning retained earnings at the date of the initial application (the “modified retrospective method”).

The Company will adopt the new standard as of January 1, 2018 and has conducted various activities to prepare for the adoption of the new standard. The Company surveyed cross-functional leaders to identify potential revenue streams that could be impacted by Topic 606 and identified certain revenue streams that could be impacted.  The Company also reviewed a representative sample of individual customer contracts related to these various revenue streams to determine if the guidance under Topic 606 is expected to have a material impact on revenue recognition.

The Company’s work to date indicates that only a limited number of contracts with customers may require a change in the way revenues are recognized. The Company is still in the process of determining the expected quantitative impact that the adoption of Topic 606 will have on its consolidated financial statements.

The Company concluded that it will adopt the new standard using the modified retrospective method. In addition, the Company will elect to apply certain practical expedients allowed under the guidance. First, the Company does not intend to adjust the promised amount of consideration for the effects of a financing component as the transfer of a promised good to a customer and the customer’s payment for that good are typically expected to be one year or less. Second, the Company will exclude from its transaction price any amounts collected from customers for all sales or other similar taxes, which is consistent with the Company’s current practice. Third, the Company will elect to account for shipping and handling activities that occur after the transfer of control over the related goods as fulfillment activities rather than performance obligations.

2. Business Combinations

WOM

On July 3, 2017, the Company acquired 100% of the outstanding shares of W.O.M. World of Medicine GmbH (“WOM”), a Berlin, Germany-based provider of medical insufflators, pumps, and related disposables for OEMs in the minimally invasive surgical market, for a total purchase price of €118.1 million ($134.9 million), net of working capital adjustments. The acquisition was financed with a €118.0 million ($134.7 million) draw-down on the Company’s revolving credit facility. The Company expects that the addition of WOM will help the Company to better serve customers in minimally invasive surgery applications with a broader range of product offerings. WOM is included in the Company’s Vision reportable segment.

The acquisition of WOM has been accounted for as a business combination. The allocation of the purchase price is based upon a valuation of assets acquired and liabilities assumed. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of WOM and the Company. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regard to facts and circumstances that existed as of the acquisition date. The purchase price allocation is preliminary as the Company is in the process of collecting additional information for the valuation of inventory, property and equipment, intangible assets, accrued liabilities and unrecognized tax benefits.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

(Unaudited)

Based upon a preliminary valuation, the total purchase price allocation is as follows (in thousands):

Purchase Price
Allocation
Cash	$1,400
Accounts receivable	11,807
Inventories	14,549
Property and equipment	21,940
Intangible assets	59,732
Goodwill	53,775
Other assets	2,660
Total assets acquired	165,863
Accounts payable	4,398
Other liabilities	8,276
Deferred tax liabilities	18,255
Total liabilities assumed	30,929
Total assets acquired, net of liabilities assumed	134,934
Less: cash acquired	1,400
Total purchase price, net of cash acquired	$133,534

The fair value of intangible assets is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$21,586	10 years
Customer relationships	34,949	12 years
Trademarks and trade names	2,284	10 years
Backlog	913	1 year
Total	$59,732

The purchase price allocation resulted in $59.7 million of identifiable intangible assets and $53.8 million of goodwill. As the WOM acquisition is an acquisition of outstanding common shares, none of the resulting goodwill is deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) WOM’s ability to grow its business with existing and new customers, including leveraging the Company’s customer base; and (ii) cost improvements due to expansion in scale.

The operating results of WOM were included in the Company’s results of operations beginning on July 3, 2017. WOM contributed revenues of $24.8 million and an operating loss from continuing operations before income taxes of $1.6 million for the nine months ended September 29, 2017. Operating loss from continuing operations before income taxes for the nine months ended September 29, 2017 included amortization of inventory fair value adjustments and amortization of purchased intangible assets of $4.9 million.

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

AS OF SEPTEMBER 29, 2017

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

Based upon a preliminary valuation, the total purchase price was allocated as follows (in thousands):

Purchase Price
Allocation
Inventories	$1,832
Intangible assets	7,423
Goodwill	9,929
Total assets acquired	19,184

Other liabilities	95
Total liabilities assumed	95
Total purchase price	$19,089

The fair value of intangible assets is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$4,600	10 years
Customer relationships	2,520	10 years
Trademarks and trade names	303	5 years
Total	$7,423

The purchase price allocation resulted in $7.4 million of identifiable intangible assets and $9.9 million of goodwill. As the ThingMagic acquisition is treated as an acquisition of assets for income tax purposes, the goodwill acquired is expected to be fully deductible. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) ThingMagic’s ability to grow its business with existing and new customers, including leveraging the Company’s customer base; (ii) cost synergies in combining the research and development capabilities from ThingMagic with the existing RFID capabilities within Novanta; and (iii) cost improvements due to the integration of ThingMagic operations into the Company’s existing infrastructure.

The operating results of ThingMagic were included in the Company’s results of operations beginning on January 10, 2017. ThingMagic contributed revenues of $6.5 million and operating income from continuing operations before income taxes of $0.1 million for the nine months ended September 29, 2017. Operating income from continuing operations before income taxes for the nine months ended September 29, 2017 included amortization of inventory fair value adjustments and amortization of purchased intangible assets of $1.2 million.

The pro forma financial information reflecting the operating results of ThingMagic, as if it had been acquired as of January 1, 2016, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2016.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

(Unaudited)

Laser Quantum Limited

On January 10, 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum, a Manchester, United Kingdom-based provider of solid state continuous wave lasers, femtosecond lasers, and optical light engines to OEMs in the medical market, for £25.5 million ($31.1 million) in cash consideration. The purchase price was financed with cash on hand and a $30.0 million draw-down on the Company’s revolving credit facility. As a result of this transaction, the Company’s ownership position in Laser Quantum increased from approximately 41% to approximately 76%. By establishing control through a majority equity ownership, the Company expects to broaden its technology capability in photonics solutions for medical applications, particularly within the growing DNA sequencing market, while providing key enabling photonics-based technologies for instrumentation and life science applications such as biomedical imaging, cell sorting, and ophthalmology. Laser Quantum is included in the Company’s Photonics reportable segment.

As part of this transaction, the Company and the remaining shareholders of Laser Quantum entered into a call and put option agreement for the purchase and sale, in 2020, of all remaining Laser Quantum shares held by the other shareholders, subject to certain conditions. The purchase price for the remaining shares will be based on the proportionate share of the noncontrolling interest (“NCI”) in Laser Quantum’s cash on hand as of December 31, 2019 and a multiple of Laser Quantum’s EBITDA for the twelve months ending December 31, 2019, as defined in the call and put option agreement.

In connection with the purchase price allocation, upon gaining control over Laser Quantum, the Company recognized a nontaxable gain of $26.4 million in the consolidated statement of operations for the nine months ended September 29, 2017. The gain represented the excess of the fair value of the Company’s previously-held equity interest in Laser Quantum over its carrying value upon gaining control.

The fair value of the approximately 41% equity interest previously held by the Company before the acquisition and the fair value of the approximately 24% NCI held by the remaining shareholders of Laser Quantum after the acquisition were determined using a combination of the discounted cash flow method (an income approach), the guideline public company method (a market approach), and the subject company transaction method (a market approach). The subject company transaction method was based on the purchase price paid by the Company for the acquisition of the additional approximately 35% of the outstanding shares, while giving consideration to the control and/or minority nature of the subject equity interests.

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

Based upon a preliminary valuation, the total purchase price was allocated as follows (in thousands):

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

(Unaudited)

Purchase Price
Allocation
Cash	$15,343
Accounts receivable	2,739
Inventories	6,264
Property and equipment	2,286
Intangible assets	38,955
Goodwill	31,041
Other assets	717
Total fair value of assets	97,345

Accounts payable	796
Other liabilities	2,068
Deferred tax liabilities	7,210
Total fair value of liabilities	10,074
Total fair value of assets, net of fair value of liabilities	87,271
Less: fair value of equity interest previously held by Novanta	34,637
Less: fair value of noncontrolling interest	21,582
Total purchase price paid by Novanta	31,052
Less: cash acquired	15,343
Purchase price, net of cash acquired	$15,709

The fair value of intangible assets is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$15,501	15 years
Customer relationships	19,990	15 years
Trademarks and trade names	1,964	15 years
Backlog	1,500	9 months
Total	$38,955

The purchase price allocation resulted in $39.0 million of identifiable intangible assets and $31.0 million of goodwill. As the Laser Quantum acquisition is an acquisition of outstanding common shares, none of the resulting goodwill is deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flow potential attributable to: (i) Laser Quantum’s ability to grow its business with existing and new customers, including leveraging the Company’s broader customer base; and (ii) cost improvements due to expansion in scale.

The operating results of Laser Quantum were included in the Company’s results of operations beginning on January 10, 2017. Laser Quantum contributed revenues of $32.3 million and income from continuing operations before income taxes of $7.0 million for the nine months ended September 29, 2017. Operating income from continuing operations before income taxes for the nine months ended September 29, 2017 included $5.8 million of expenses associated with the amortization of inventory fair value step-up and purchased intangible assets.

Unaudited Pro Forma Information

The pro forma information for all periods presented below includes the effects of business combination accounting resulting from the acquisitions of WOM and Laser Quantum, including amortization of inventory fair value adjustments, amortization of intangible assets, interest expense on borrowings in connection with the acquisition, elimination of the gain from business acquisition and income from equity method investment, and the related tax effects as though the acquisitions had been consummated as of

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

(Unaudited)

January 1, 2016. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place on January 1, 2016.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Revenue	$146,296	$124,925	$415,900	$361,701
Income from continuing operations	$12,727	$8,241	$32,038	$12,804
Earnings per common share attributable to Novanta Inc. - Basic	$0.12	$0.24	$0.55	$0.36
Earnings per common share attributable to Novanta Inc. - Diluted	$0.12	$0.24	$0.55	$0.36

Acquisition Costs

Acquisition-related costs are included in restructuring, acquisition and divestiture related costs in the consolidated statements of operations. Acquisition-related costs for WOM, ThingMagic and Laser Quantum are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 29,	September 29,
	2017	2017
ThingMagic	$—	$149
Laser Quantum	$—	$264
WOM	$3,359	$4,351

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

4. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) was as follows (in thousands):

	Total accumulated
	other	Foreign currency
	comprehensive	translation	Pension
	income (loss)	adjustments	liabilities
Balance at December 31, 2016	$(27,715)	$(17,222)	$(10,493)
Other comprehensive income (loss)	7,509	8,340	(831)
Amounts reclassified from other comprehensive income (loss) (1)	874	—	874
Balance at September 29, 2017	$(19,332)	$(8,882)	$(10,450)

(1)	The amounts reclassified from other comprehensive income (loss) were included in selling, general and administrative expenses in the consolidated statements of operations.

5. Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income attributable to Novanta Inc. after adjustment of redeemable noncontrolling interest to estimated redemption value by the weighted average number of common shares outstanding

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

(Unaudited)

during the period. The Company recognizes changes in the redeemable noncontrolling interest redemption value by adjusting the carrying amount of the redeemable noncontrolling interest as of the end of the period to the higher of: (i) the estimated redemption value assuming the end of the period is also the redemption date or (ii) the carrying value without any redemption value adjustments. Such adjustments are recorded in retained earnings in stockholders’ equity instead of net income attributable to Novanta Inc. For both basic and diluted earnings (loss) per common share, such redemption value adjustments are included in the calculation of the numerator. For diluted earnings (loss) per common share, the denominator also includes the dilutive effect of outstanding restricted stock units, stock options and total shareholder return performance restricted stock units determined using the treasury stock method. Dilutive effects of contingently issuable shares are included in the weighted average dilutive share calculation using the treasury stock method when the contingencies have been resolved. For periods in which net losses are generated, the dilutive potential common shares are excluded from the calculation of diluted earnings per common share as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Numerators:
Income from continuing operations	$8,366	$7,470	$52,630	$14,247
Less: Net income attributable to noncontrolling interest	(834)	—	(1,444)	—
Net income attributable to Novanta Inc.	7,532	7,470	51,186	14,247
Less: Adjustment of redeemable noncontrolling interest to estimated redemption value (see Note 14)	(7,585)	—	(11,303)	—
Net income (loss) attributable to Novanta Inc. after adjustment of redeemable noncontrolling interest to estimated redemption value	$(53)	$7,470	$39,883	$14,247

Denominators:
Weighted average common shares outstanding— basic	34,833	34,677	34,809	34,689
Dilutive potential common shares (1)	—	251	426	200
Weighted average common shares outstanding— diluted	34,833	34,928	35,235	34,889
Antidilutive common shares excluded from above	—	144	—	112

Basic Earnings (Loss) per Common Share:
Basic earnings (loss) per common share attributable to Novanta Inc.	$(0.00)	$0.22	$1.15	$0.41

Diluted Earnings (Loss) per Common Share:
Diluted earnings (loss) per common share attributable to Novanta Inc.	$(0.00)	$0.21	$1.13	$0.41
(1)

Due to the Company’s net loss position after adjustment of redeemable noncontrolling interest to estimated redemption value for the three months ended September 29, 2017, all potentially dilutive shares are excluded from the calculation of the denominator as their effect would have been anti-dilutive.

Common Share Repurchases

During the nine months ended September 29, 2017, the Company repurchased 14 thousand of its common shares in the open market for an aggregate purchase price of $0.4 million at an average price of $26.41 per share.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

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

Contingent consideration

On December 18, 2015, the Company acquired all assets and certain liabilities of Skyetek Inc. (“Skyetek”). Under the purchase and sale agreement for the Skyetek acquisition, the owners of Skyetek were eligible to receive contingent consideration based on the achievement of certain sales order commitment targets from October 2015 through June 2017. The undiscounted range of possible contingent consideration was zero to $0.3 million. If such targets were achieved, the contingent consideration would be payable in 2017. The Company recognized an estimated fair value of $0.2 million as part of the purchase price as of the acquisition date. Based on the actual sales order commitments through June 2017, the Company paid $0.1 million as the final Skyetek contingent consideration during the three months ended September 29, 2017.

On November 11, 2015, the Company acquired Lincoln Laser Company (“Lincoln Laser”). Under the purchase and sale agreement for the Lincoln Laser acquisition, the shareholders of Lincoln Laser were eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal year 2016. The estimated fair value of the contingent consideration of $2.3 million was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Based on Lincoln Laser’s fiscal year 2016 revenue results, the fair value of the contingent consideration for Lincoln Laser was adjusted to $1.4 million as of December 31, 2016. The Company paid $1.4 million as final settlement of the contingent consideration in the first quarter of 2017.

On February 19, 2015, the Company acquired Applimotion Inc. (“Applimotion”). Under the purchase and sale agreement for the Applimotion acquisition, the shareholders of Applimotion are eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal years 2015 to 2017. The undiscounted range of contingent considerations is zero to $4.0 million. If such targets are achieved, the contingent consideration will be payable in cash in two installments in 2017 and 2018, respectively. The estimated fair value of the contingent consideration of $1.0 million was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of this contingent liability are recorded in the consolidated statement of operations in restructuring, acquisition and divestiture related costs until the liability is fully settled. Under the Monte Carlo valuation method, the fair value of the contingent consideration for Applimotion was $3.6 million as of December 31, 2016. Based on Applimotion’s revenue performance for 2015 and 2016, the Company paid $1.2 million in contingent consideration in the first quarter of 2017. Based on the strong revenue performance year to date and projections for the remainder of 2017, the Company adjusted the fair value for the remaining contingent consideration to $2.8 million, which is reported as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet as of September 29, 2017. The second installment of the contingent consideration will be payable in the first quarter of 2018.

The following table summarizes the fair values of the Company’s financial assets and liabilities as of September 29, 2017 (in thousands):

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

(Unaudited)

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$3,141	$3,141	$—	$—
Liabilities
Contingent consideration - Current	$2,800	$—	$—	$2,800
Contingent consideration - Long-term	—	—	—	—
	$2,800	$—	$—	$2,800

The following table summarizes the fair values of the Company’s financial assets and liabilities as of December 31, 2016 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$9,569	$9,569	$—	$—
Liabilities
Contingent consideration - Current	$2,775	$—	$—	$2,775
Contingent consideration - Long-term	2,381	—	—	2,381
	$5,156	$—	$—	$5,156

Changes in the fair value of Level 3 contingent consideration during the nine months ended September 29, 2017 were as follows (in thousands):

Contingent Consideration
Balance at December 31, 2016	$5,156
Payment to Applimotion	(1,200)
Payment to Lincoln Laser	(1,433)
Payment to Skyetek	(148)
Fair value adjustments (1)	425
Balance at September 29, 2017	$2,800

(1)

In the nine months ended September 29, 2017, the fair value of the contingent consideration in connection with the acquisition of Applimotion was increased by $0.4 million due to increased actual and projected revenue performance.

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

The following table summarizes changes in goodwill during the nine months ended September 29, 2017 (in thousands):

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

(Unaudited)

Balance at beginning of the period	$108,128
Goodwill acquired from Laser Quantum acquisition	31,041
Goodwill acquired from ThingMagic acquisition	9,929
Goodwill acquired from WOM acquisition	53,775
Effect of foreign exchange rate changes	4,847
Balance at end of the period	$207,720

Goodwill by reportable segment as of September 29, 2017 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$170,450	$154,536	$33,963	$358,949
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$67,989	$122,814	$16,917	$207,720

Goodwill by reportable segment as of December 31, 2016 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$136,278	$89,116	$33,963	$259,357
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$33,817	$57,394	$16,917	$108,128

Intangible Assets

Intangible assets as of September 29, 2017 and December 31, 2016, respectively, are summarized as follows (in thousands):

	September 29, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$129,059	$(74,456)	$54,603	$84,742	$(67,902)	$16,840
Customer relationships	130,311	(49,765)	80,546	69,554	(42,934)	26,620
Customer backlog	3,216	(2,273)	943	622	(540)	82
Non-compete covenant	2,514	(1,821)	693	2,514	(1,419)	1,095
Trademarks and trade names	15,644	(7,518)	8,126	10,709	(6,630)	4,079
Amortizable intangible assets	280,744	(135,833)	144,911	168,141	(119,425)	48,716
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$293,771	$(135,833)	$157,938	$181,168	$(119,425)	$61,743

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

(Unaudited)

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

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Amortization expense – cost of revenue	$2,741	$994	$6,078	$3,163
Amortization expense – operating expenses	3,217	2,066	9,413	6,153
Total amortization expense	$5,958	$3,060	$15,491	$9,316

Estimated amortization expense for each of the five succeeding years and thereafter as of September 29, 2017 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2017 (remainder of year)	$2,755	$2,697	$5,452
2018	9,331	16,591	25,922
2019	8,474	14,625	23,099
2020	7,585	11,922	19,507
2021	6,703	10,708	17,411
Thereafter	19,755	33,765	53,520
Total	$54,603	$90,308	$144,911

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	September 29,	December 31,
	2017	2016
Raw materials	$55,418	$39,822
Work-in-process	13,272	8,012
Finished goods	16,634	9,511
Demo and consigned inventory	3,537	2,400
Total inventories	$88,861	$59,745

Accrued Expenses and Other Current Liabilities

	September 29,	December 31,
	2017	2016
Accrued compensation and benefits	$16,631	$9,647
Accrued warranty	4,773	3,142
Accrued restructuring	575	1,371
Accrued professional services	1,854	1,237
Accrued contingent considerations	2,800	2,775
Customer deposits	3,294	1,164
Other	11,013	7,612
Total	$40,940	$26,948

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

(Unaudited)

Accrued Warranty

	Nine Months Ended
	September 29, 2017	September 30, 2016
Balance at beginning of the period	$3,142	$3,335
Provision charged to cost of revenue	2,084	1,050
Acquisition related warranty accrual	1,307	—
Use of provision	(1,818)	(1,060)
Foreign currency exchange rate changes	58	(25)
Balance at end of period	$4,773	$3,300

Other Long Term Liabilities

	September 29,	December 31,
	2017	2016
Capital lease obligations	$7,794	$8,111
Accrued pension liabilities	5,256	5,957
Accrued contingent considerations	—	2,381
Other	2,018	2,264
Total	$15,068	$18,713

9. Debt

Debt consisted of the following (in thousands):

	September 29,	December 31,
	2017	2016
Senior Credit Facilities – term loan	$9,200	$7,500
Less: unamortized debt issuance costs	(85)	(134)
Total current portion of long-term debt	$9,115	$7,366

Senior Credit Facilities – term loan	$81,425	$63,750
Senior Credit Facilities – revolving credit facility	156,069	10,000
Less: unamortized debt issuance costs	(3,306)	(3,196)
Total long-term debt	$234,188	$70,554

Total Senior Credit Facilities	$243,303	$77,920

Senior Credit Facilities

In August 2017, the Company entered into an amendment (the “Third Amendment”) to the second amended and restated credit agreement, dated as of May 19, 2016 (the “Second Amended and Restated Credit Agreement”). The Third Amendment increased the revolving credit facility under the Second Amended and Restated Credit Agreement by $100 million, from $225 million to $325 million, and reset the uncommitted accordion feature to $125 million for potential future expansion. Additionally, the Third Amendment increased the term loan balance from $65.6 million to $90.6 million. Under the Third Amendment, the Company is required to pay quarterly scheduled principal repayments of $2.3 million beginning in October 2017, with the final installment of $56.1 million due upon maturity in May 2021. Quarterly installments due in the next twelve months under the term loan amount to $9.2 million and are classified as a current liability on the consolidated balance sheet. The increase in the amount outstanding under the Company’s revolving credit facility in the nine months ended September 29, 2017 was related to additional borrowings to fund the WOM, Laser Quantum and ThingMagic acquisitions.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

(Unaudited)

The Company incurred $0.7 million in financing costs related to the Third Amendment. These costs are presented as a reduction to the debt balances on the consolidated balance sheet and will be amortized over the term of the Second Amended and Restated Credit Agreement.

The Company is required to satisfy certain financial and non-financial covenants under the Second Amended and Restated Credit Agreement. The Company was in compliance with these covenants as of September 27, 2017.

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

Fair Value of Debt

As of September 29, 2017 and December 31, 2016, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

10. Share-based Compensation

The table below summarizes share-based compensation expense recorded in income from continuing operations in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Selling, general and administrative	$1,336	$914	$3,911	$3,112
Research and development and engineering	59	18	156	82
Cost of revenue	41	56	156	191
Total share-based compensation expense	$1,436	$988	$4,223	$3,385

Share-based compensation reported in selling, general and administrative expenses during each of the nine-month periods ended September 29, 2017 and September 30, 2016, respectively, included $0.5 million of expense related to deferred stock units granted to the members of the Company’s Board of Directors.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

(Unaudited)

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 29, 2017:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	635	$13.97
Granted	242	$25.04
Vested	(206)	$14.09
Forfeited	(25)	$16.33
Unvested at September 29, 2017	646	$17.99
Expected to vest as of September 29, 2017	616

The total fair value of RSUs and DSUs that vested during the nine months ended September 29, 2017 was $5.2 million based on the market price of the underlying stock on the date of vesting.

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

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 29, 2017:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	29	$14.13
Granted	60	$28.80
Vested	—	$—
Forfeited	—	$—
Unvested at September 29, 2017	89	$24.00

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte-Carlo valuation model with the following assumptions:

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

(Unaudited)

Nine Months Ended September 29, 2017
Grant-date stock price	$24.30
Expected volatility	28.6%
Risk-free interest rate	1.44%
Expected annual dividend yield	—
Weighted average fair value	$33.31

Stock Options

The fair value of stock options is estimated using the Black-Scholes valuation model. Key input assumptions include the expected option term, the expected volatility of the common stock over the expected term of the options, the risk-free interest rate, and the expected dividend yield. Compensation expense related to stock options is recognized in the consolidated statement of operations on a straight-line basis over the vesting period. No stock options were granted during the nine months ended September 29, 2017.

11. Income Taxes

The Company determines its estimated annual effective tax rate at the end of each interim period based on full-year forecasted pre-tax income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period with the cumulative effect of any changes in the estimated annual effective tax rate being recorded in the fiscal quarter in which the change is determined. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 29.0% in the determination of the estimated annual effective tax rate.

The Company’s effective tax rate on income from continuing operations of 11.9% for the three months ended September 29, 2017 differs from the Canadian statutory tax rate of 29.0% due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, recognition of net tax benefits associated with uncertain tax positions upon expiration of statute of limitations and conclusion of income tax audits, and other discrete items for the period.

The Company’s effective tax rate on income from continuing operations of 11.6% for the nine months ended September 29, 2017 differs from the Canadian statutory tax rate of 29.0% due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, the impact associated with establishing control over Laser Quantum upon the acquisition of an additional approximately 35% of Laser Quantum’s outstanding shares, recognition of net tax benefits associated with uncertain tax positions upon expiration of statute of limitations and conclusion of income tax audits, and other discrete items for the period.  The Company reported a nontaxable gain of $26.4 million on its previously-held Laser Quantum equity interest and wrote off $1.5 million of Laser Quantum related deferred tax liability, which had a combined 13.7% favorable impact on the effective tax rate for the nine months ended September 29, 2017.

The Company’s effective tax rate on income from continuing operations of 31.1% for the three months ended September 30, 2016 differed from the Canadian statutory rate of 28.5% primarily due to the mix of income earned in jurisdictions with varying tax rates and losses in jurisdictions with a full valuation allowance.

The Company’s effective tax rate on income from continuing operations of 30.3% for the nine months ended September 30, 2016 differed from the Canadian statutory rate of 28.5% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and the impact of other discrete items for the period. The Company received a tax free cash dividend of $2.3 million from Laser Quantum, which had a 1.9% favorable impact on the effective tax rate for the nine months ended September 30, 2016.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

(Unaudited)

12. Restructuring, Acquisition and Divestiture Related Costs

The following table summarizes restructuring, acquisition and divestiture related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
2016 restructuring	$—	$(1,621)	$186	$2,955
2011 restructuring	—	—	14	108
Total restructuring and divestiture charges	—	(1,621)	200	3,063
Acquisition and related charges	3,834	786	6,032	2,765
Total restructuring, acquisition and divestiture related costs (gain)	$3,834	$(835)	$6,232	$5,828

2016 Restructuring

During the third quarter of 2015, the Company initiated the 2016 restructuring program, which included consolidating certain of its manufacturing operations to optimize its facility footprint and better utilize resources, costs associated with discontinuing its radiology product line and reducing redundant costs due to productivity cost savings and business volume reductions. The Company substantially completed the 2016 restructuring program during the second quarter of 2016. As of September 29, 2017, the Company incurred cumulative costs related to this restructuring plan totaling $6.4 million. The Company expects to incur additional restructuring charges of $0.2 million to $0.3 million related to the 2016 restructuring plan.

The following table summarizes restructuring costs for each segment and unallocated corporate and shared services related to the 2016 restructuring plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Photonics	$—	$45	$—	$813
Vision	—	(1,728)	185	1,730
Precision Motion	—	—	—	106
Unallocated Corporate and Shared Services	—	62	1	306
Total	$—	$(1,621)	$186	$2,955

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

AS OF SEPTEMBER 29, 2017

(Unaudited)

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Depreciation	Other
Balance at December 31, 2016	$1,736	$611	$1,111	$—	$14
Restructuring charges	200	185	—	—	15
Cash payments	(1,068)	(652)	(399)	—	(17)
Non-cash write-offs and other adjustments	(62)	(65)	11	—	(8)
Balance at September 29, 2017	$806	$79	$723	$—	$4

Acquisition and Related Charges

Acquisition related costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $3.8 million and $6.0 million for the three and nine months ended September 29, 2017, respectively, and $0.8 million and $2.8 million for the three and nine months ended September 30, 2016, respectively. The majority of acquisition related costs for the three and nine months ended September 29, 2017 were included in Unallocated Corporate and Shared Services costs.

13. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating and capital lease agreements. Excluding the operating and capital leases acquired as part of the WOM acquisition, there have been no material changes to the Company’s leases through September 29, 2017 from those discussed in Note 15 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Future minimum lease payments under the existing operating and capital leases for WOM are as follows (in thousands):

Year Ending December 31,	Operating Lease	Capital Lease (1)
2017 (remainder of year)	$573	$40
2018	2,250	130
2019	2,150	90
2020	2,128	75
2021	2,005	—
Thereafter	7,207	—
Total minimum lease payments	$16,313	$335
(1)	Capital lease payments include interest payments of less than $0.1 million.

Purchase Commitments

Excluding WOM’s purchase commitments, there have been no material changes to the Company’s purchase commitments since December 31, 2016. As of September 29, 2017, WOM had unconditional commitments primarily for inventory purchases of $20.5 million. These purchase commitments are expected to be incurred as follows: $13.3 million in the remainder of 2017, and $7.2 million in 2018.

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

AS OF SEPTEMBER 29, 2017

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

14. Redeemable Noncontrolling Interest

As a result of the Company’s acquisition of additional outstanding shares of Laser Quantum from the remaining shareholders on January 10, 2017, the Company increased its ownership position in Laser Quantum from approximately 41% to approximately 76% and began to consolidate the operating results of Laser Quantum in the consolidated financial statements. As part of the purchase agreement, the Company and the remaining equity holders entered into a call and put option agreement for the purchase and sale, in 2020, of all remaining Laser Quantum shares held by the remaining shareholders, subject to certain conditions. The purchase price for the remaining shares will be based on the proportionate share of the noncontrolling interest in Laser Quantum’s cash on hand as of December 31, 2019 and a multiple of Laser Quantum’s EBITDA for the twelve months ending December 31, 2019, as defined in the call and put option agreement. As a result of the put option held by the remaining shareholders, the noncontrolling interest is considered a redeemable equity instrument and is presented as temporary equity on the consolidated balance sheet. The proportionate share of the net income from Laser Quantum attributable to the noncontrolling interest has been reported as a reduction to the consolidated net income in the Company’s consolidated statements of operations and an increase to the carrying value of the redeemable noncontrolling interest.

The initial value of the noncontrolling interest of £17.7 million ($21.6 million) was measured at fair value at the date of the acquisition. The value of the noncontrolling interest was determined using a combination of the discounted cash flow method (an income approach), the guideline public company method (a market approach), and the subject company transaction method (a market approach). The Company carries the redeemable noncontrolling interest at the higher of (i) the carrying value without any redemption value adjustments or (ii) the estimated redemption value as of the end of the reporting period.  The estimated redemption value is determined as of the end of the reporting period as if it were also the redemption date for the instrument. The resulting adjustments are recorded in retained earnings in shareholders’ equity and do not affect net income attributable to Novanta Inc.

During the nine months ended September 29, 2017, the Company increased the carrying amount of the redeemable noncontrolling interest by $11.3 million to reflect the estimated redemption value as of September 29, 2017. The following table presents the reconciliation of changes in the Company’s noncontrolling interest (in thousands):

Redeemable noncontrolling interests
Balance as of December 31, 2016	$—
Acquisition of noncontrolling interest	21,582
Net income attributable to noncontrolling interest	1,444
Adjustment of redeemable noncontrolling interest to estimated redemption value (1)	11,303
Foreign currency translation	2,509
Balance as of September 29, 2017	$36,838

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

(Unaudited)

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

Vision

The Vision segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators, pumps and related disposables; surgical displays and operating room integration technologies; optical data collection and machine vision technologies; radio frequency identification (“RFID”) technologies; thermal printers; spectrometry technologies, and embedded touch screen solutions. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss) from continuing operations, and depreciation and amortization by reportable segments are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Revenue
Photonics	$61,882	$43,425	$170,503	$129,907
Vision	58,150	31,601	124,943	88,768
Precision Motion	26,264	22,803	78,926	67,204
Total	$146,296	$97,829	$374,372	$285,879

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 29, 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Gross Profit
Photonics	$28,966	$18,603	$77,423	$57,461
Vision	19,792	12,343	47,378	32,446
Precision Motion	10,291	10,592	34,558	30,757
Unallocated Corporate and Shared Services	(342)	(326)	(1,069)	(1,064)
Total	$58,707	$41,212	$158,290	$119,600

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Gross Profit Margin
Photonics	46.8%	42.8%	45.4%	44.2%
Vision	34.0%	39.1%	37.9%	36.6%
Precision Motion	39.2%	46.5%	43.8%	45.8%
Total	40.1%	42.1%	42.3%	41.8%

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Operating Income (Loss) from Continuing Operations
Photonics	$15,233	$8,185	$35,746	$24,704
Vision	846	2,307	4,893	(4,164)
Precision Motion	5,493	6,195	20,238	16,608
Unallocated Corporate and Shared Services	(9,299)	(5,639)	(22,776)	(15,915)
Total	$12,273	$11,048	$38,101	$21,233

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Depreciation and Amortization
Photonics	$3,666	$1,820	$10,693	$5,123
Vision	4,362	2,460	9,276	7,861
Precision Motion	588	603	1,746	1,845
Unallocated Corporate and Shared Services	248	281	725	1,104
Total	$8,864	$5,164	$22,440	$15,933

Is i

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, our belief that the Purchasing Managers Index (PMI) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; expectations regarding our acquisitions of WOM, Laser Quantum and ThingMagic; business prospects; potential of future product releases; anticipated revenue performance; changes in accounting principles and changes in actual or assumed tax liabilities; and expectations regarding tax exposure. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: the PMI not providing a good indication of the impact of general economic conditions on our sales into the advanced industrial end market in any particular period or at all; economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activities; negative effect on global economic conditions, financial markets and our business as a result of the United Kingdom’s impending withdrawal from the European Union and the 2016 U.S. presidential election; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; failure to introduce new products in a timely manner; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business or grow acquired businesses; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; production difficulties and product delivery delays or disruptions; our compliance, or our failure to comply, with various federal, state and foreign regulations; changes in governmental regulation of our business or products; effects of compliance with conflict minerals regulations; our compliance, or failure to comply, with environmental regulations; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; changes in tax laws, and fluctuations in our effective tax rates; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market price for our common shares; our ability to access cash and other assets of our subsidiaries; the influence of certain significant shareholders over our business; provisions of our articles of incorporation delaying or preventing a change in control; our significant existing indebtedness limiting our ability to engage in certain activities; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 under the heading “Risk Factors.” In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required under applicable law.

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

Vision

Our Vision segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators, pumps and related disposables; surgical displays and operating room integration technologies; optical data collection and machine vision technologies; radio frequency identification (“RFID”) technologies; thermal printers; spectrometry technologies, and embedded touch screen solutions. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Advanced Industrial Market

For the three and nine months ended September 29, 2017, the advanced industrial market accounted for approximately 50% and 55% of our revenue, respectively. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

For the three and nine months ended September 29, 2017, the medical market accounted for approximately 50% and 45% of our revenue, respectively. Our revenue from products sold to the medical market is generally affected by hospital and other health care provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, trends in surgical procedures, changes in technology requirements, changes in customers or patient preferences, and general demographic trends.

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

Significant Events and Updates

Third Amendment to Second Amended and Restated Credit Agreement

On August 1, 2017, we entered into an amendment (the “Third Amendment”) to the second amended and restated credit agreement, dated as of May 19, 2016 (the “Second Amended and Restated Credit Agreement”). The Third Amendment increased the revolving credit facility commitment under the Second Amended and Restated Credit Agreement by $100 million, from $225 million to $325 million, and reset the uncommitted accordion feature to $125 million for potential future expansion. Additionally, the Third Amendment increased the term loan balance from $65.6 million to $90.6 million.

Acquisition of W.O.M. World of Medicine

On July 3, 2017, we acquired 100% of the outstanding stock of W.O.M. World of Medicine GmbH (“WOM”), a Berlin, Germany-based provider of medical insufflators, pumps and related disposables for OEMs in the minimally invasive surgical market, for a total purchase price of €118.1 million ($134.9 million), net of working capital adjustments. The acquisition was financed with a €118.0 million ($134.7 million) draw-down on our revolving credit facility. We expect that the addition of WOM will help to better serve our customers in minimally invasive surgery applications with a broader range of product offerings. WOM is included in our Vision reportable segment.

Acquisition of Laser Quantum Limited

On January 10, 2017, we acquired an additional approximately 35% of the outstanding shares of Laser Quantum Limited (“Laser Quantum”), a Manchester, United Kingdom-based provider of solid state continuous wave lasers, femtosecond lasers, and optical light engines to OEMs in the medical market. Cash paid for the acquisition was £25.5 million ($31.1 million) and was financed with cash on hand and a $30.0 million draw-down on our revolving credit facility. In addition, we entered into a call and put option agreement with the remaining equity holders for the purchase and sale in 2020 of all remaining Laser Quantum shares held by the remaining equity holders, subject to certain conditions. The purchase price for the remaining shares will be based on the proportionate share of the noncontrolling interest in Laser Quantum’s cash on hand as of December 31, 2019 and a multiple of Laser Quantum’s EBITDA for the twelve months ending December 31, 2019, as defined in the call and put option agreement. As a result of this transaction, our ownership position in Laser Quantum increased from approximately 41% to approximately 76%. The financial results of Laser Quantum were previously accounted for under the equity method of accounting. As a result of the acquisition of the additional shares, the financial results of Laser Quantum have been consolidated in our consolidated financial statements since January 2017. In connection with the purchase price allocation under the business combination rules, we recognized a nontaxable gain of $26.4 million during the three months ended March 31, 2017, representing the excess fair value of our previously-held equity interest in Laser Quantum over its carrying value. By establishing control through a majority equity ownership, we expect to broaden our technology capability in photonics solutions for medical applications, particularly within the growing DNA sequencing market, while providing key enabling photonics-based technologies for instrumentation and life science applications such as biomedical imaging, cell sorting, and ophthalmology. Laser Quantum is included in our Photonics reportable segment.

Acquisition of ThingMagic

On January 10, 2017, we acquired ThingMagic, a Woburn, Massachusetts-based provider of ultra-high frequency (“UHF”) RFID modules and finished RFID readers to OEMs in the medical and advanced industrial markets, for a total purchase price of $19.1 million, net of working capital adjustments. The acquisition was financed with cash on hand and a $12.0 million draw-down on our revolving credit facility. We expect that the addition of ThingMagic will broaden our portfolio of RFID solutions, while providing the resources to address the growing need for improvements in workflow solutions, patient safety, anti-counterfeiting, and asset tracking in a medical environment. ThingMagic is included in our Vision reportable segment.

Results of Operations for the Three and Nine Months Ended September 29, 2017 Compared with the Three and Nine Months Ended September 30, 2016

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.9	57.9	57.7	58.2
Gross profit	40.1	42.1	42.3	41.8
Operating expenses:
Research and development and engineering	8.0	8.1	8.0	8.4
Selling, general and administrative	19.0	21.4	19.9	21.8
Amortization of purchased intangible assets	2.2	2.1	2.5	2.2
Restructuring, acquisition and divestiture related costs	2.6	(0.9)	1.7	2.0
Total operating expenses	31.7	30.8	32.1	34.4
Operating income from continuing operations	8.4	11.3	10.2	7.4
Interest income (expense), net	(1.4)	(1.1)	(1.3)	(1.2)
Foreign exchange transaction gains (losses), net	(0.5)	0.2	(0.0)	0.3
Other income (expense), net	(0.0)	0.7	0.0	0.6
Gain on acquisition of business	—	—	7.1	—
Income from continuing operations before income taxes	6.5	11.1	15.9	7.1
Income tax provision	0.8	3.4	1.9	2.2
Income from continuing operations	5.7	7.6	14.1	5.0
Loss from discontinued operations, net of tax	—	—	—	—
Consolidated net income	5.7	7.6	14.1	5.0
Less: Net income attributable to noncontrolling interest	(0.6)	—	(0.4)	—
Net income attributable to Novanta Inc.	5.1%	7.6%	13.7%	5.0%

Overview of Financial Results

Total revenue for the three months ended September 29, 2017 increased $48.5 million, or 49.5%, versus the prior year. The net effect of our current and prior year acquisitions resulted in an increase in revenue of $40.8 million, or 41.7%. In addition, foreign currency exchange rates adversely impacted our revenue by $0.3 million, or 0.3%, for the three months ended September 29, 2017.

Total revenue for the nine months ended September 29, 2017 increased $88.5 million, or 31.0%, versus the prior year. The net effect of our current and prior year acquisitions and prior year decision to discontinue our radiology products resulted in an increase in revenue of $66.8 million, or 23.3%. In addition, foreign currency exchange rates adversely impacted our revenue by $2.7 million, or 0.9%, for the nine months ended September 29, 2017.

Operating income from continuing operations increased $1.2 million from $11.0 million for the three months ended September 30, 2016 to $12.3 million for the three months ended September 29, 2017. This increase was primarily attributable to an increase in gross profit of $17.5 million as a result of higher revenue, partially offset by an increase in operating expenses of $16.3 million, primarily due to current year and prior year acquisitions.

Operating income from continuing operations increased $16.9 million from $21.2 million for the nine months ended September 30, 2016 to $38.1 million for the nine months ended September 29, 2017. This increase was primarily attributable to an increase in gross profit of $38.7 million as a result of higher revenue, partially offset by an increase in operating expenses of $21.8 million, primarily due to current year and prior year acquisitions.

Diluted earnings per share (“Diluted EPS”) from continuing operations decreased $0.21 from an earnings per share of $0.21 during the three months ended September 30, 2016 to a loss per share from continuing operations of $(0.00) for the three months ended September 29, 2017. Diluted EPS from continuing operations for the three months ended September 29, 2017 was negatively impacted by the $7.6 million Laser Quantum redeemable noncontrolling interest redemption value adjustment. This nontaxable redemption value adjustment was recorded as a reduction to retained earnings in stockholders’ equity instead of net income in the consolidated statement of operations. However, it was included in the earnings per share calculation as a reduction to net income attributable to Novanta Inc., which resulted in a $0.22 reduction to both Basic and Diluted EPS. (See Note 5 to the accompanying Consolidated Financial Statements.)

Diluted EPS from continuing operations of $1.13 for the nine months ended September 29, 2017 increased $0.72 from the prior year. This increase was primarily attributable to higher operating income from continuing operations and a $26.4 million gain on acquisition of the additional approximately 35% of Laser Quantum equity interest in January 2017, partially offset by the adjustment of Laser Quantum redeemable noncontrolling interest to the estimated redemption value as of September 29, 2017. Diluted EPS from continuing operations for the nine months ended September 29, 2017 was negatively impacted by the $11.3 million redeemable noncontrolling interest redemption value adjustment. This nontaxable redemption value adjustment was recorded as a reduction to retained earnings in stockholders’ equity instead of net income in the consolidated statement of operations.  However, it was included in the earnings per share calculation as a reduction to net income attributable to Novanta Inc., which resulted in a $0.32 reduction to both Basic and Diluted EPS. (See Note 5 to the accompanying Consolidated Financial Statements.)

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	September 29,	September 30,	Increase	Percentage
	2017	2016	(Decrease)	Change
Photonics	$61,882	$43,425	$18,457	42.5%
Vision	58,150	31,601	26,549	84.0%
Precision Motion	26,264	22,803	3,461	15.2%
Total	$146,296	$97,829	$48,467	49.5%

	Nine Months Ended
	September 29,	September 30,	Increase	Percentage
	2017	2016	(Decrease)	Change
Photonics	$170,503	$129,907	$40,596	31.2%
Vision	124,943	88,768	36,175	40.8%
Precision Motion	78,926	67,204	11,722	17.4%
Total	$374,372	$285,879	$88,493	31.0%

Photonics

Photonics segment revenue for the three months ended September 29, 2017 increased by $18.5 million, or 42.5%, versus the prior year primarily as a result of the Laser Quantum acquisition, which increased segment revenues by $13.6 million, and an increase in revenue of our laser beam delivery products of $4.6 million as a result of increased volumes in the advanced industrial and medical markets.

Photonics segment revenue for the nine months ended September 29, 2017 increased by $40.6 million, or 31.2%, versus the prior year primarily as a result of the Laser Quantum acquisition, which increased segment revenues by $32.3 million, and an increase in revenue of our laser beam delivery products and our CO2 lasers products of $8.4 million as a result of increased volumes in the advanced industrial and medical markets.

Vision

Vision segment revenue for the three months ended September 29, 2017 increased by $26.5 million, or 84.0%, versus the prior year. The increase was primarily due to a $27.1 million increase in revenue as a result of the WOM and ThingMagic acquisitions.

Vision segment revenue for the nine months ended September 29, 2017 increased by $36.2 million, or 40.8%, versus the prior year. The increase was primarily due to a $31.9 million increase in revenue as a result of the WOM, ThingMagic and Reach acquisitions. This increase was partially offset by a decline in revenue of $1.3 million attributable to our decision to discontinue our radiology products in January 2016.

Precision Motion

Precision Motion segment revenue for the three months ended September 29, 2017 increased by $3.5 million, or 15.2%, versus the prior year primarily due to an increase in revenue of our Celera Motion products and air bearing spindles products as a result of increased demand in the advanced industrial and medical markets.

Precision Motion segment revenue for the nine months ended September 29, 2017 increased by $11.7 million, or 17.4%, versus the prior year primarily due to an increase in revenue of our Celera Motion products and air bearing spindles products as a result of increased demand in the advanced industrial and medical markets.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Gross profit:
Photonics	$28,966	$18,603	$77,423	$57,461
Vision	19,792	12,343	47,378	32,446
Precision Motion	10,291	10,592	34,558	30,757
Unallocated Corporate and Shared Services	(342)	(326)	(1,069)	(1,064)
Total	$58,707	$41,212	$158,290	$119,600
Gross profit margin:
Photonics	46.8%	42.8%	45.4%	44.2%
Vision	34.0%	39.1%	37.9%	36.6%
Precision Motion	39.2%	46.5%	43.8%	45.8%

Total	40.1%	42.1%	42.3%	41.8%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended September 29, 2017 increased $10.4 million, or 55.7%, versus the prior year, primarily due to an increase in revenue as a result of the Laser Quantum acquisition, which increased gross profit by $7.5 million. Photonics segment gross profit margin was 46.8% for the three months ended September 29, 2017, versus a gross profit margin of 42.8% for the prior year. The increase in gross profit margin was primarily attributable to changes in product mix and temporary manufacturing inefficiencies in the prior year resulting from the implementation of an enterprise resource planning (“ERP”) system of our laser beam delivery product line during the three months ended September 30, 2016.

Photonics segment gross profit for the nine months ended September 29, 2017 increased $20.0 million, or 34.7%, versus the prior year, primarily due to an increase in revenue as a result of the Laser Quantum acquisition, which increased gross profit by $16.5 million. Photonics segment gross profit margin was 45.4% for the nine months ended September 29, 2017, versus a gross profit margin of 44.2% for the prior year. The increase in gross profit margin was primarily attributable to changes in product mix.

Vision

Vision segment gross profit for the three months ended September 29, 2017 increased $7.4 million, or 60.3%, versus the prior year. The increase was primarily attributable to an increase in revenue from the WOM and ThingMagic acquisitions, which increased gross profit by $7.1 million. Vision segment gross profit margin was 34.0% for the three months ended September 29, 2017, versus a gross profit margin of 39.1% for the prior year. The decrease in gross profit margin was primarily attributable to an increase in amortization of inventory fair value adjustments and amortization of developed technology of $4.7 million, which resulted in an 8.1 percentage point decrease in gross profit margin, partially offset by changes in product mix.

Vision segment gross profit for the nine months ended September 29, 2017 increased $14.9 million, or 46.0%, versus the prior year. The increase was primarily attributable to an increase in revenue from the WOM, ThingMagic and Reach acquisitions, which increased gross profit by $9.1 million, and the discontinuation of our radiology products in January 2016. Vision segment gross profit margin was 37.9% for the nine months ended September 29, 2017, versus a gross profit margin of 36.6% for the prior year. The increase in gross profit margin was primarily attributable to changes in product mix, cost savings from prior year restructuring activities, and a $1.6 million charge in the prior year related to the discontinuation of our radiology products, which had a 2.7 percentage point unfavorable impact on gross profit margin for the nine months ended September 30, 2016. Gross profit margin in the nine months ended September 29, 2017 was negatively impacted by an increase in amortization of inventory fair value adjustments and amortization of developed technology of $5.0 million, which resulted in a 4.0 percentage point decrease in gross profit margin.

Precision Motion

Precision Motion segment gross profit for the three months ended September 29, 2017 decreased $0.3 million, or 2.8%, versus the prior year. Precision Motion segment gross profit margin was 39.2% for the three months ended September 29, 2017, versus a gross profit margin of 46.5% for the prior year. The decrease in gross profit margin was attributable to temporary supply chain transition challenges, which led to production inefficiencies and quality impacts.

Precision Motion segment gross profit for the nine months ended September 29, 2017 increased $3.8 million, or 12.4%, versus the prior year. The increase was primarily attributable to an increase in revenue. Precision Motion segment gross profit margin was 43.8% for the nine months ended September 29, 2017, versus a gross profit margin of 45.8% for the prior year. The decrease in gross profit margin was attributable to temporary supply chain transition challenges, which led to production inefficiencies and quality impacts.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Research and development and engineering	$11,659	$7,961	$29,878	$24,029
Selling, general and administrative	27,724	20,972	74,666	62,357
Amortization of purchased intangible assets	3,217	2,066	9,413	6,153
Restructuring, acquisition and divestiture related costs	3,834	(835)	6,232	5,828
Total	$46,434	$30,164	$120,189	$98,367

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $11.7 million, or 8.0% of revenue, during the three months ended September 29, 2017, versus $8.0 million, or 8.1% of revenue, during the prior year. R&D expenses increased in terms of total dollars primarily due to R&D expenses from current year acquisitions.

R&D expenses were $29.9 million, or 8.0% of revenue, during the nine months ended September 30, 2017, versus $24.0 million, or 8.4% of revenue, during the prior year. R&D expenses increased in terms of total dollars primarily due to R&D expenses from current and prior year acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $27.7 million, or 19.0% of revenue, during the three months ended September 29, 2017, versus $21.0 million, or 21.4% of revenue, during the prior year. SG&A expenses increased in terms of total dollars primarily due to current year acquisitions and higher variable compensation associated with the Company’s financial performance. These increases were partially offset by former CEO transition costs of $1.3 million incurred in the three months ended September 30, 2016 that were not incurred in the comparable period in 2017.

SG&A expenses were $74.7 million, or 19.9% of revenue, during the nine months ended September 30, 2017, versus $62.4 million, or 21.8% of revenue, during the prior year. SG&A expenses increased in terms of total dollars primarily due to current and prior year acquisitions and higher variable compensation associated with the Company’s financial performance. These increases were partially offset by former CEO transition costs of $1.3 million incurred in the nine months ended September 30, 2016 that were not incurred in the comparable period in 2017.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $3.2 million, or 2.2% of revenue, during the three months ended September 29, 2017, versus $2.1 million, or 2.1% of revenue, during the prior year. The increase, in terms of total dollars and as a percentage of revenue, was the result of more acquired intangible assets from current year acquisitions.

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $9.4 million, or 2.5% of revenue, during the nine months ended September 30, 2017, versus $6.2 million, or 2.2% of revenue, during the prior year. The increase, in terms of total dollars and as a percentage of revenue, was the result of more acquired intangible assets from current and prior year acquisitions.

Restructuring, Acquisition and Divestiture Related Costs (Gain)

We recorded restructuring, acquisition and divestiture related costs (gain) of $3.8 million during the three months ended September 29, 2017, versus a gain of $0.8 million during the prior year. The increase in restructuring, acquisition and divestiture related costs versus the prior year was primarily due to an increase in acquisition related charges of $3.0 million mostly related to an investment banking success fee related to the acquisition of WOM. Restructuring, acquisition and divestiture related costs (gain) for the three months ended September 30, 2016, included a $1.6 million gain from the sale of our facility in Chatsworth, California.

We recorded restructuring, acquisition and divestiture related costs of $6.2 million during the nine months ended September 30, 2017, versus $5.8 million during the prior year. The increase in restructuring, acquisition and divestiture related costs versus the prior year was primarily due to an increase in acquisition related charges, partially offset by a decrease in restructuring related charges as a result of the 2016 restructuring program which was substantially completed in the prior year.

Operating Income from Continuing Operations by Segment

The following table sets forth operating income from continuing operations by segment for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Operating Income (Loss) from Continuing Operations:
Photonics	$15,233	$8,185	$35,746	$24,704
Vision	846	2,307	4,893	(4,164)
Precision Motion	5,493	6,195	20,238	16,608
Unallocated Corporate and Shared Services	(9,299)	(5,639)	(22,776)	(15,915)
Total	$12,273	$11,048	$38,101	$21,233

Photonics

Photonics operating income from continuing operations was $15.2 million, or 24.6% of revenue, during the three months ended September 29, 2017, versus $8.2 million, or 18.8% of revenue, during the prior year. The increase in operating income from continuing operations was primarily due to an increase in gross profit of $10.4 million, partially offset by increases in operating expenses, related to the current year acquisition. Photonics operating income from continuing operations for the three months ended September 29, 2017 was negatively affected by a $1.8 million increase in amortization of intangible assets.

Photonics operating income from continuing operations was $35.7 million, or 21.0% of revenue, during the nine months ended September 29, 2017, versus $24.7 million, or 19.0% of revenue, during the prior year. The increase in operating income from continuing operations was primarily due to an increase in gross profit of $20.0 million, partially offset by increases in operating expenses, related to the current year acquisition. Photonics operating income from continuing operations for the nine months ended September 29, 2017 was negatively affected by a $5.9 million increase in amortization of inventory fair value adjustments and amortization of intangible assets.

Vision

Vision operating income from continuing operations was $0.8 million, or 1.5% of revenue, during the three months ended September 29, 2017, versus $2.3 million, or 7.3% of revenue, during the prior year. Vision operating income from continuing operations for the three months ended September 29, 2017 was negatively affected by $6.7 million in amortization of inventory fair value adjustments and amortization of intangible assets, versus $1.9 million in amortization of inventory fair value adjustments and amortization of intangible assets during the prior year.

Vision operating income from continuing operations was $4.9 million, or 3.9% of revenue, during the nine months ended September 29, 2017, versus an operating loss of $4.2 million, or (4.7%) of revenue, during the prior year. The increase in operating income from continuing operations was primarily due to an increase in gross profit of $14.9 million and a decrease in restructuring charges of $3.2 million primarily related to our 2016 restructuring program, which was substantially completed in the prior year, partially offset by increases in other operating expenses related to current year acquisitions. Vision operating income from continuing operations for the nine months ended September 29, 2017 was negatively affected by $10.7 million in amortization of inventory fair value adjustments and amortization of intangible assets, versus $5.7 million in amortization of inventory fair value adjustments and amortization of intangible assets during the prior year. Vision operating income from continuing operations for the nine months ended September 30, 2016 was positively affected by a $1.6 million gain from the sale of our facility in Chatsworth, California.

Precision Motion

Precision Motion operating income from continuing operations was $5.5 million, or 20.9% of revenue, during the three months ended September 29, 2017, versus $6.2 million, or 27.2% of revenue, during the prior year. The decrease in operating income from continuing operations was primarily due to a decrease in gross profit of $0.3 million.

Precision Motion operating income from continuing operations was $20.2 million, or 25.6% of revenue, during the nine months ended September 29, 2017, versus $16.6 million, or 24.7% of revenue, during the prior year. The increase in operating income from continuing operations was primarily due to an increase in gross profit of $3.8 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended September 29, 2017 increased by $3.7 million versus the prior year primarily due to an increase in restructuring and acquisition related costs of $2.6 million. These costs for the nine months ended September 29, 2017 increased by $6.9 million versus the prior year primarily due to an increase in restructuring and acquisition related costs of $3.3 million and an increase in SG&A expenses of $3.6 million as a result of higher variable compensation associated with the Company’s financial performance and an increase in professional services costs.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Interest income (expense), net	$(2,111)	$(1,081)	$(4,874)	$(3,471)
Foreign exchange transaction gains (losses), net	(661)	188	(176)	978
Other income (expense), net	(4)	686	104	1,699
Gain on acquisition of business	—	—	26,409	—

Interest Income (Expense), Net

Net interest expense was $2.1 million for the three months ended September 29, 2017, versus $1.1 million in the prior year. The increase in net interest expense from the prior year was primarily due to an increase in average debt levels as a result of current year acquisitions. The weighted average interest rate on our senior credit facilities was 3.10% during the three months ended September 29, 2017, versus 3.52% during the three months ended September 30, 2016.

Net interest expense was $4.9 million for the nine months ended September 29, 2017, versus $3.5 million in the prior year. The increase in net interest expense from the prior year was primarily due to an increase in average debt levels as a result of current year acquisitions.  The weighted average interest rate on our senior credit facilities was 3.41% during the nine months ended September 29, 2017, versus 3.49% during the nine months ended September 30, 2016.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were $0.7 million net losses for the three months ended September 29, 2017, versus $0.2 million net gains for the prior year. The decrease was due to changes in the value of the U.S. Dollar against the British Pound, Euro and Japanese Yen.

Foreign exchange transaction gains (losses), net, were $0.2 million net losses for the nine months ended September 29, 2017, versus $1.0 million net gains for the prior year. The decrease was due to changes in the value of the U.S. Dollar against the British Pound, Euro and Japanese Yen.

Other Income (Expense), Net

Other income was nominal and $0.1 million for the three and nine months ended September 29, 2017, respectively, versus $0.7 and $1.7 million for the three and nine months ended September 30, 2016, respectively. The decrease in other income was primarily due to earnings from our equity-method investment in Laser Quantum reported in other income (expense) in the prior year. In January 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum. As a result of this acquisition, earnings from Laser Quantum are consolidated in the Company’s consolidated financial statements for the three and nine months ended September 29, 2017.

Gain on Acquisition of Business

The gain on acquisition of business during the nine months ended September 29, 2017 was related to a nontaxable gain of $26.4 million recognized as a result of the Laser Quantum acquisition in January 2017.

Income Taxes

The effective tax rate for the three months ended September 29, 2017 was 11.9%, versus 31.1% for the prior year. Our effective tax rate on income from continuing operations of 11.9% for the three months ended September 29, 2017 differs from the Canadian statutory rate of 29.0% due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, recognition of net tax benefits associated with uncertain tax positions upon expiration of statute of limitations and conclusion of income tax audits, and other discrete items for the period.

The effective tax rate for the nine months ended September 29, 2017 was 11.6%, versus 30.3% for the prior year. Our effective tax rate on income from continuing operations of 11.6% for the nine months ended September 29, 2017 differs from the Canadian statutory rate of 29.0% due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, the impact associated with establishing control over Laser Quantum upon the acquisition of an additional 35% of Laser Quantum’s outstanding shares, recognition of net tax benefits associated with uncertain tax positions upon expiration of statute of limitations and conclusion of income tax audits, and other discrete items for the period. We reported a nontaxable gain of $26.4 million on our previously-held Laser Quantum equity interest and wrote off $1.5 million of Laser Quantum related deferred tax liability, which had a combined 13.7% favorable impact on our effective tax rate for the nine months ended September 29, 2017.

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

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. The Company expects to fund share repurchases through cash on hand and future cash flows from operations. As of December 31, 2016, the Company had repurchased 282 thousand shares for an aggregate purchase price of $3.8 million at an average price of $13.43 per share. During the nine months ended September 29, 2017, the Company repurchased 14 thousand shares in the open market for an aggregate purchase price of $0.4 million at an average price of $26.41 per share.

As of September 29, 2017, $67.0 million of our $92.1 million cash and cash equivalents was held by subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our revolving credit facility. Approximately 58.4% of our outstanding borrowings under our Senior Credit Facilities (defined below) was held in our subsidiaries outside of Canada and the United States. In certain instances, we have identified excess cash for which we may repatriate and we have established deferred tax liabilities for the expected tax cost. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

Second Amended and Restated Credit Agreement

In May 2016, we entered into the second amended and restated senior secured credit agreement (the “Second Amended and Restated Credit Agreement”), consisting of a $75.0 million, 5-year term loan facility and a $225.0 million, 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in May 2021. In August 2017, we entered into a third amendment (the “Third amendment”) to the Second Amended and Restated Credit Agreement. The Third Amendment increased the revolving credit facility commitment by $100 million from $225 million to $325 million and reset the accordion feature to $125 million for future expansion. Additionally, the Third Amendment increased the term loan balance from $65.6 million to $90.6 million.

As of September 29, 2017, we had term loans of $90.6 million and revolving loans of $156.1 million outstanding under the Second Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio, and a minimum required fixed charge coverage ratio (as defined in the Second Amended and Restated Credit Agreement). The following table summarizes these financial covenant requirements and our compliance as of September 29, 2017:

	Requirement	Actual
Maximum consolidated leverage ratio	3.00	2.35
Minimum consolidated fixed charge coverage ratio	1.50	5.56

Cash Flows for the Nine Months Ended September 29, 2017 and September 30, 2016

The following table summarizes our cash flows from continuing operations, cash and cash equivalent balances and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Nine Months Ended
	September 29, 2017	September 30, 2016
Net cash provided by operating activities of continuing operations	$41,287	$34,707
Net cash used in investing activities of continuing operations	$(174,790)	$(8,920)
Net cash provided by (used in) financing activities of continuing operations	$155,098	$(21,130)

	September 29, 2017	December 31, 2016
Cash and cash equivalents	$92,149	$68,108
Unused and available funds under revolving credit facility	$168,931	$215,000

Our cash flows for the nine months ended September 29, 2017 were not affected by the $11.3 million redemption value adjustment to the carrying value of Laser Quantum redeemable noncontrolling interest because it was non-cash and was not reported in our consolidated statement of operations.

Operating Cash Flows

Cash provided by operating activities of continuing operations was $41.3 million for the nine months ended September 29, 2017, versus $34.7 million for the prior year. Cash provided by operating activities of continuing operations for the nine months ended September 30, 2017 increased from the prior year primarily due to the increase in income from continuing operations.

Cash provided by operating activities of continuing operations for the nine months ended September 29, 2017 was positively impacted by an increase in our outstanding payables and accrued expenses. Cash provided by operating activities of continuing operations was negatively impacted by an increase in outstanding trade receivables and an increase in inventories, excluding trade receivables and inventories acquired from current year acquisitions, and an increase in income tax payments.

Cash provided by operating activities of continuing operations for the nine months ended September 30, 2016 was positively impacted by an increase in our days payables outstanding which increased from 41 days at December 31, 2015 to 45 days at September 30, 2016 and by a decrease in inventories, excluding inventories acquired from the Reach acquisition, as our inventory turnover ratio increased from 3.6 at December 31, 2015 to 3.8 at September 30, 2016.

Investing Cash Flows

Cash used in investing activities of continuing operations was $174.8 million for the nine months ended September 29, 2017, primarily driven by our acquisitions of WOM, ThingMagic and Laser Quantum. In connection with these acquisitions, we paid $185.0 million in cash considerations, which is reported in the consolidated statement of cash flows as $168.3 million cash outflows from investing activities (net of cash acquired of $16.7 million and working capital adjustments) for the nine months ended September 29, 2017. We also paid $6.5 million for capital expenditures during the nine months ended September 29, 2017.

Cash used in investing activities of continuing operations was $8.9 million for the nine months ended September 30, 2016, primarily related to $9.4 million cash consideration paid for the Reach acquisition in May 2016 and $7.0 million in capital expenditures, partially offset by $3.6 million in net cash consideration received from the sale of our Orlando, Florida facility in March 2016, $3.4 million in net cash consideration received from the sale of our Chatsworth, California facility in August 2016, and $0.4 million proceeds received from the finalization of the Lincoln Laser acquisition working capital adjustments.

Cash provided by investing activities of discontinued operations for the nine months ended September 30, 2016 was related to $1.5 million cash proceeds released from the escrow for our Scientific Lasers divestiture.

Financing Cash Flows

Cash provided by financing activities of continuing operations was $155.1 million for the nine months ended September 29, 2017, primarily due to $176.8 million of borrowings under our revolving credit facility used to fund a portion of the cash considerations paid for the WOM, ThingMagic and Laser Quantum acquisitions, partially offset by $5.6 million of contractual term loan payments, $10.0 million of optional repayments of borrowings under our revolving credit facility, $2.5 million of contingent consideration payments, $1.8 million of payroll tax payments on stock-based compensation awards, $0.4 million of repurchase of the Company’s common shares and $0.6 million of principal payments under our capital lease obligations. We also paid $0.6 million for debt issuance costs as a result of the Third Amendment to the Second Amended and Restated Credit Agreement entered into in August 2017.

Cash used in financing activities of continuing operations was $21.1 million for the nine months ended September 30, 2016, consisting of $5.6 million of contractual term loan payments, $8.8 million of optional repayments of borrowings under our revolving credit facility, $1.7 million of payroll tax payments on stock-based compensation awards, $1.6 million for the repurchase of the Company’s common shares, and $0.9 million of principal payments under our capital lease obligations. We also paid $2.5 million for debt issuance costs as a result of the Second Amended and Restated Credit Agreement signed in May 2016.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Excluding leases and purchase commitments in the ordinary course of business acquired as a result of the WOM acquisition and the signing of the Third Amendment to the Second Amended and Restated Credit Agreement, through September 29, 2017, we have not entered into any other material new or modified contractual obligations since the end of the fiscal year ended December 31, 2016.

In August 2017, we entered into the Third Amendment to the Second Amended and Restated Credit Agreement. The Third Amendment increased the revolving credit facility commitment under the Second Amended and Restated Credit Agreement by $100 million from $225 million to $325 million and reset the accordion feature to $125 million for future expansion. Additionally, the Third Amendment increased the term loan balance from $65.6 million to $90.6 million.

The following table summarizes contractual obligations at September 29, 2017 related to the Senior Credit Facilities and WOM (in thousands):

Contractual Obligations	Total	2017 (remainder of year)	2018 - 2019	2020 - 2021	Thereafter
Senior Credit Facilities (1)	$246,694	$2,300	$18,400	$225,994	$—
Interest on Senior Credit Facilities (2)	22,403	1,690	12,834	7,879	—
Capital leases	335	40	220	75	—
Operating leases (3)	16,313	573	4,400	4,133	7,207
Purchase commitments (4)	20,517	13,295	7,222	—	—
Total contractual cash obligations	$306,262	$17,898	$43,076	$238,081	$7,207

(1)

As of September 29, 2017, a total of $90.6 million of term loan debt and $156.1 million of revolving credit facility borrowings were outstanding under the Senior Credit Facilities. The term loan is payable in quarterly installments of $2.3 million beginning in October 2017, with the remaining amount due upon maturity in May 2021. The revolving credit facility is due upon maturity in May 2021.

(2)

For the purpose of this calculation, current interest rates on floating rate obligation (LIBOR plus applicable margin, as defined in the Second Amended and Restated Credit Agreement) were used for the remaining contractual life of the term loan.

(3)	These amounts primarily represent the gross amounts due for facilities that are leased by WOM.
(4)	Purchase commitments represent WOM’s unconditional purchase obligations as of September 29, 2017.

Off-Balance Sheet Arrangements

Through September 29, 2017, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to our critical accounting policies through September 29, 2017 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended September 29, 2017, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 29, 2017, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 29, 2017.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 29, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Agreement on the Sale and Transfer of all Shares in W.O.M. World of Medicine GmbH, dated June 6, 2017, between Novanta Europe GmbH, Novanta Inc., and Aton GmbH.	8-K	001-35083	2.1	06/09/17

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-202597	3.1	03/09/15

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	S-3	333-202597	3.2	03/09/15

3.5	Articles of Amendment of the Registrant, dated May 11, 2016.	8-K	001-35083	10.1	05/12/16

10.1	Third Amendment, dated August 1, 2017, to Second Amended and Restated Credit Agreement (dated as of May 19, 2016) by and among Novanta Inc., Novanta Corporation, Novanta UK Investments Holding Limited, Novanta Europe GmbH, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.	8-K	001-35083	10.1	08/03/17

10.2†	Novanta Inc. Form of Indemnification Agreement.					*

10.3†	Novanta Corporation Form of Indemnification Agreement.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

† This exhibit constitutes a management contract, compensatory plan, or arrangement.

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 29, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 29, 2017 and September 30, 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 29, 2017 and September 30, 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 29, 2017 and September 30, 2016, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	November 1, 2017
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	November 1, 2017
Robert J. Buckley