Form 10-Q
period 2018-03-30
NOVANTA INC
filed 2018-05-08
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2018

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 4, 2018, there were 34,697,485 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	March 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$111,127	$100,057
Accounts receivable, net of allowance of $403 and $554, respectively	76,915	81,482
Inventories	98,812	91,278
Prepaid income taxes and income taxes receivable	2,955	4,387
Prepaid expenses and other current assets	8,266	10,675
Total current assets	298,075	287,879
Property, plant and equipment, net	61,591	61,718
Deferred tax assets	6,829	7,052
Other assets	1,615	4,018
Intangible assets, net	151,816	155,048
Goodwill	213,822	210,988
Total assets	$733,748	$726,703
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$9,123	$9,119
Accounts payable	41,717	39,793
Income taxes payable	2,529	5,942
Accrued expenses and other current liabilities	38,242	43,314
Total current liabilities	91,611	98,168
Long-term debt	224,098	225,500
Deferred tax liabilities	26,060	25,672
Income taxes payable	3,935	3,754
Other liabilities	14,517	15,141
Total liabilities	360,221	368,235
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	54,916	46,923
Stockholders’ equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,685 and 34,595, respectively	423,856	423,856
Additional paid-in capital	32,550	33,309
Accumulated deficit	(123,470)	(127,740)
Accumulated other comprehensive loss	(14,325)	(17,880)
Total stockholders' equity	318,611	311,545
Total liabilities, noncontrolling interest and stockholders’ equity	$733,748	$726,703

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2018	2017
Revenue	$146,965	$108,974
Cost of revenue	84,806	62,880
Gross profit	62,159	46,094
Operating expenses:
Research and development and engineering	11,989	9,215
Selling, general and administrative	29,220	22,874
Amortization of purchased intangible assets	3,698	2,849
Restructuring, acquisition and divestiture related costs	25	817
Total operating expenses	44,932	35,755
Operating income	17,227	10,339
Interest income (expense), net	(2,358)	(1,328)
Foreign exchange transaction gains (losses), net	(407)	(1)
Other income (expense), net	(41)	(31)
Gain on acquisition of business	—	26,409
Income before income taxes	14,421	35,388
Income tax provision	1,584	1,114
Consolidated net income	12,837	34,274
Less: Net income attributable to noncontrolling interest	(926)	(22)
Net income attributable to Novanta Inc.	$11,911	$34,252

Earnings per common share attributable to Novanta Inc. (Note 4):
Basic	$0.19	$0.99
Diluted	$0.18	$0.98

Weighted average common shares outstanding—basic	34,887	34,765
Weighted average common shares outstanding—diluted	35,428	35,125

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2018	2017
Consolidated net income	$12,837	$34,274
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	3,671	1,440
Pension liability adjustments, net of tax (2)	(116)	205
Total other comprehensive income	3,555	1,645
Total consolidated comprehensive income	16,392	35,919
Less: Comprehensive income attributable to noncontrolling interest	(926)	(22)
Comprehensive income attributable to Novanta Inc.	$15,466	$35,897

(1)	The tax effect on this component of comprehensive income was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income was nominal for all periods presented. See Note 3 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$12,837	$34,274
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	9,067	6,482
Provision for inventory excess and obsolescence	810	549
Share-based compensation	2,044	1,469
Deferred income taxes	235	(1,607)
Earnings from equity-method investment	—	(104)
Gain on acquisition of business	—	(26,409)
Inventory acquisition fair value adjustment	—	1,035
Other	94	509
Changes in assets and liabilities which (used)/provided cash, excluding effects from businesses acquired:
Accounts receivable	5,421	(3,690)
Inventories	(7,423)	(4,414)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	3,918	(462)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	(6,357)	4,851
Other non-current assets and liabilities	(237)	277
Cash provided by operating activities	20,409	12,760
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,933)	(1,760)
Acquisition of businesses, net of cash acquired	—	(34,896)
Other investing activities	52	—
Cash used in investing activities	(2,881)	(36,656)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	42,000
Repayments of long-term debt and revolving credit facility	(5,300)	(1,875)
Payments of contingent considerations	—	(2,398)
Repurchase of common stock	—	(370)
Payments of withholding taxes from stock-based awards	(2,804)	(1,669)
Capital lease payments	(142)	(215)
Other financing activities	(74)	—
Cash provided by (used in) financing activities	(8,320)	35,473
Effect of exchange rates on cash and cash equivalents	1,862	329
Increase in cash and cash equivalents	11,070	11,906
Cash and cash equivalents, beginning of period	100,057	68,108
Cash and cash equivalents, end of period	$111,127	$80,014
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,142	$781
Cash paid for income taxes	$3,896	$1,819
Income tax refunds received	$507	$23

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 30, 2018

(Unaudited)

1. Basis of Presentation

Novanta Inc. and its subsidiaries (collectively referred to as “Novanta”, the “Company”, “we”, “us”, “our”) is a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. We combine deep proprietary technology expertise and competencies in photonics, vision and precision motion with a proven ability to solve complex technical challenges. This enables Novanta to engineer core components and sub-systems that deliver extreme precision and performance, tailored to our customers’ demanding applications.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in U.S. dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, these interim consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

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

Recent Accounting Pronouncements

The following table provides a brief description of recent Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.”

ASU 2018-05 allows SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the income tax effects of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”). Companies have up to one year from the enactment of the Tax Reform Act (the “measurement period”) to obtain, prepare, and analyze the information that is needed in order to complete the accounting under Accounting Standards Codification (“ASC”) Topic 740. Any provisional amounts or adjustments to provisional amounts during the measurement period should be included in income from continuing operations as an adjustment to tax provision (benefit) in the reporting period in which the amounts are determined.

		January 1, 2018.	The Company adopted ASU 2018-05 during the first quarter of 2018. See Note 11.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718).”

ASU 2017-09 requires that an entity account for the effects of a modification unless (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.

		January 1, 2018. Early adoption is permitted.	The Company adopted ASU 2017-09 during the first quarter of 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”

ASU 2017-07 requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net benefit cost and provides guidance on the presentation of the service component and the other components of net benefit cost in the statement of operations. ASU 2017-07 should be applied retrospectively for the presentation of net periodic pension cost in the income statement.

January 1, 2018. Early adoption is permitted.

The Company retrospectively adopted ASU 2017-07 during the first quarter of 2018. The adoption of ASU 2017-07 resulted in the reclassification of $0.1 million of the Company’s net periodic pension cost related to its frozen U.K. pension plan from Selling, general and administrative expenses into Other income (expense) in the consolidated statement of operations for the three months ended March 31, 2017.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.”

ASU 2016-16 requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 shall be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.

January 1, 2018. Early adoption is permitted.

The Company adopted ASU 2016-16 during the first quarter of 2018 using the modified retrospective approach. The adoption resulted in the reclassification of $2.5 million of Prepaid income taxes and income taxes receivable, of which $2.2 million was recorded to Accumulated deficit and $0.3 million was recognized as net deferred tax assets, for the three months ended March 30, 2018. The Company will recognized incremental deferred income tax expense thereafter as these net deferred tax assets are utilized.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.”

ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgements and assets recognized from costs incurred to fulfill a contract. ASU 2015-14 deferred the effective date of ASU 2014-09 by one year.

January 1, 2018.

The Company adopted ASU 2014-09 during the first quarter of 2018 using the modified retrospective method. ASU 2014-09 has been applied to those contracts which were not completed as of January 1, 2018 and all new contracts entered into by the Company subsequent to January 1, 2018. All prior period financial statements and disclosures are presented in accordance with Topic 605. The adoption of ASU 2014-09 did not have an impact on the Company’s Accumulated deficit. See Note 2.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”

ASU 2018-02 allows an entity to reclassify the income tax effects of the Tax Reform Act on items within accumulated other comprehensive income to retained earnings. ASU 2018-02 shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effects of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized.

		January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of ASU 2018-02 on its consolidated financial statements.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”

ASU 2017-12 amends and simplifies existing guidance in order to better align a company’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. ASU 2017-12 should be applied to hedging relationships existing on the date of adoption. The effect of the adoption should be reflected as of the beginning of the fiscal year of adoption.

		January 1, 2019. Early adoption is permitted.	The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”

ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step-two of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 should be applied on a prospective basis.

		January 1, 2020. Early adoption is permitted.	The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”

ASU 2016-02 requires a lessee to recognize on the balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases and to disclose key information about leasing arrangements. ASU 2016-02 should be applied at the beginning of the earliest period presented in the financial statements using a modified retrospective approach.

January 1, 2019. Early adoption is permitted.

The Company is currently evaluating the potential impact of this guidance and an appropriate implementation strategy. While the Company’s evaluation of this guidance is in the early stages, the Company expects that the adoption of this guidance will result in a gross-up of assets and liabilities on its consolidated balance sheet. The Company plans to adopt the standard effective January 1, 2019 but has not yet selected a transition method.

2. Revenue

The Company recognizes revenue when control of promised goods or services is transferred to customers. The transfer of control generally occurs upon shipment, which is when title and risk of loss pass to the customer. The vast majority of the Company’s revenue is generated from the sale of distinct products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for such products, which is generally at their contractually stated prices. Sales taxes and value added taxes collected concurrently with revenue generating activities are excluded from revenue.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time, upon shipment, rather than over time.

At the request of its customers, the Company may perform professional services, generally for the maintenance and repair of products previously sold to those customers and engineering services. Professional services are short in duration, typically less than one month, and total less than 3% of the Company’s revenue. Revenue is typically recognized at a point in time when control transfers to the customer upon completion of professional services requested under the contract. These services generally involve a single distinct performance obligation. The consideration expected to be received in exchange for such service is normally the contractually stated amount.

The Company occasionally sells separately priced non-standard/extended warranty services or preventative maintenance plans with the sale of products. The transfer of the control for the service plans is over time. The Company recognizes the related revenue ratably over the term of the service plan. The transaction price of the contract is allocated to each performance obligation based on their relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin.

The Company accounts for shipping and handling activities that occur after the transfer of control over the related goods as fulfillment activities rather than performance obligations. The shipping and handling fees charged to customers are recognized as revenue and the related costs are recorded in cost of revenue at the time of transfer of control.

Accounts Receivable

Credit is extended based upon an evaluation of the customer's financial condition. Accounts receivable are stated at their estimated net realizable value. The allowance for doubtful accounts is based on a variety of factors, including the age of amounts outstanding relative to their contractual due date, specific customer factors, and other known risks and economic trends. Standard payment terms are typically 30 days after shipment but vary by the type and geographic location of our customers.

Warranties

The Company generally provides warranties for its products. The standard warranty period is typically 12 months to 24 months for the Photonics and Precision Motion segments and 12 months to 36 months for the Vision segment. The standard warranty period for product sales is accounted for under the provisions of ASC 450, “Contingencies,” as the Company has the ability to ascertain the likelihood of the liability and can reasonably estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of revenue at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations is based on historical experience and expectations of future conditions. To the extent that the Company’s experience in warranty claims or costs associated with servicing those claims differ from the original estimates, revisions to the estimated warranty liability are recorded at that time, with an offsetting adjustment to cost of revenue.

Practical Expedients and Exemptions

The Company expenses incremental direct costs of obtaining a contract when incurred if the expected amortization period is one year or less. These costs are recorded within selling, general and administrative expenses in the consolidated statement of operations.

The Company does not adjust the promised amount of consideration for the effects of a financing component because the transfer of a promised good to a customer and the customer’s payment for that good are typically one year or less.

The Company does not disclose the value of the remaining performance obligation for contracts with an original expected length of one year or less.

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of March 30, 2018 and January 1, 2018 (the date of adoption of Topic 606), contract liabilities were $5.3 million and $5.4 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The decrease in the contract liability balance during the three months ended March 30, 2018 is primarily due to $1.7 million of revenue recognized during the period that was included in the contract liability balance at the date of adoption, partially offset by cash payments received in advance of satisfying performance obligations.

Disaggregated Revenue

See Note 15 for the Company’s disaggregation of revenue by segment, geography and end market.

3. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) was as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Income (Loss)	Adjustments	Adjustments
Balance at December 31, 2017	$(17,880)	$(8,313)	$(9,567)
Other comprehensive income (loss)	3,309	3,671	(362)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	246	—	246
Balance at March 30, 2018	$(14,325)	$(4,642)	$(9,683)

(1)	The amounts reclassified from other comprehensive income (loss) were included in other income (expense), net in the consolidated statements of operations.

4. Earnings per Common Share

Earnings per common share is computed by dividing net income attributable to Novanta Inc. after adjustment of redeemable noncontrolling interest to estimated redemption value by the weighted average number of common shares outstanding during the period. The Company recognizes changes in the redeemable noncontrolling interest redemption value by adjusting the carrying amount of the redeemable noncontrolling interest as of the end of the period to the higher of: (i) the estimated redemption value assuming the end of the period is also the redemption date or (ii) the carrying value without any redemption value adjustments. Such adjustments are recorded in retained earnings in stockholders’ equity instead of net income attributable to Novanta Inc. For both basic and diluted earnings per common share, such redemption value adjustments are included in the calculation of the numerator. For diluted earnings per common share, the denominator also includes the dilutive effect of outstanding restricted stock units, stock options, non-GAAP EPS performance-based restricted stock units and total shareholder return performance-based restricted stock units determined using the treasury stock method. Dilutive effects of contingently issuable shares are included in the weighted average dilutive share calculation using the treasury stock method when the contingencies have been resolved. For periods in which net losses are generated, the dilutive potential common shares are excluded from the calculation of diluted earnings per common share as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended
	March 30,	March 31,
	2018	2017
Numerators:
Consolidated net income	$12,837	$34,274
Less: Net income attributable to noncontrolling interest	(926)	(22)
Net income attributable to Novanta Inc.	11,911	34,252
Less: Adjustment of redeemable noncontrolling interest to estimated redemption value (see Note 14)	(5,399)	—
Net income attributable to Novanta Inc. after adjustment of redeemable noncontrolling interest to estimated redemption value	$6,512	$34,252

Denominators:
Weighted average common shares outstanding— basic	34,887	34,765
Dilutive potential common shares	541	360
Weighted average common shares outstanding— diluted	35,428	35,125
Antidilutive common shares excluded from above	12	—

Earnings per Common Share Attributable to Novanta Inc.:
Basic	$0.19	$0.99
Diluted	$0.18	$0.98

5. Fair Value Measurements

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

Cash Equivalents

The Company’s cash equivalents are highly liquid investments with original maturities of three months or less, which represent the only asset the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The fair values of cash, accounts receivable, income taxes receivable, accounts payable, income taxes payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

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

Contingent Consideration

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the owners are eligible to receive contingent consideration based on the achievement of certain revenue targets from 2018 to 2021. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If such targets are achieved, the contingent consideration would be payable in cash in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. In December 2017, the Company recorded an estimated fair value of $1.3 million in contingent consideration, which is reported as a long-term liability in other liabilities on the consolidated balance sheet as of December 31, 2017. There were no subsequent changes to the fair value of the contingent consideration as of March 30, 2018.

On February 19, 2015, the Company acquired Applimotion Inc. (“Applimotion”). Under the purchase and sale agreement for the Applimotion acquisition, the shareholders of Applimotion were eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal years 2015 to 2017. If such targets were achieved, the contingent consideration would be payable in cash in two installments in 2017 and 2018, respectively. The estimated fair value of the contingent consideration of $1.0 million was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. As a result of Applimotion’s fiscal year 2015 and 2016 revenue results, $1.2 million in contingent consideration was paid in the first quarter of 2017. Based on Applimotion’s fiscal year 2016 and 2017 revenue results, the fair value for the remaining contingent consideration was adjusted to $2.8 million as of December 31, 2017. The Company paid $2.8 million as the final Applimotion contingent consideration payment in January 2018.

The following table summarizes the fair values of the Company’s financial assets and liabilities as of March 30, 2018 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,725	$2,725	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	27	—	27	—
	$2,752	$2,725	$27	$—
Liabilities
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$180	$—	$180	$—
Other liabilities:
Contingent consideration - Long-term	1,304	—	—	1,304
	$1,484	$—	$180	$1,304

The following table summarizes the fair values of the Company’s financial assets and liabilities as of December 31, 2017 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,665	$2,665	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	150	—	150	—
	$2,815	$2,665	$150	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent consideration - Current	$2,800	$—	$—	$2,800
Foreign currency forward contracts (1)	—	—	—	—
Other liabilities:
Contingent consideration - Long-term	1,304	—	—	1,304
	$4,104	$—	$—	$4,104

(1)	The unrealized loss from foreign currency forward contracts was nominal as of December 31, 2017.

Changes in the fair value of Level 3 contingent consideration during the three months ended March 30, 2018 were as follows (in thousands):

Contingent Consideration
Balance at December 31, 2017	$4,104
Payments	(2,800)
Balance at March 30, 2018	$1,304

As of March 30, 2018, the significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration were projected revenues and a discount rate. Increases or decreases in the unobservable inputs would result in a higher or lower fair value measurement.

See Note 9 to Consolidated Financial Statements for a discussion of the estimated fair value of the Company’s outstanding debt.

6. Foreign Currency Contracts

The Company addresses market risks from changes in foreign currency exchange rates through a risk management program that includes the use of derivative financial instruments to mitigate certain foreign currency transaction exposures from future settlement of non-functional currency monetary assets and liabilities as of the end of a period. The Company does not enter into derivative transactions for speculative purposes. Gains and losses on derivative financial instruments substantially offset losses and gains on the underlying hedged exposures. Furthermore, the Company manages its exposure to counterparty risks on derivative instruments by entering into contracts with a diversified group of major financial institutions and by actively monitoring outstanding positions.

Beginning in September 2017, the Company commenced a foreign currency hedging program through the use of forward contracts as a part of its strategy to limit its exposures related to monetary assets and liabilities denominated in currencies other than the functional currency of the Company and its subsidiaries. These forward contracts are not designated as cash flow, fair value or net investment hedges. All changes in the fair value of these forward contracts are recognized in income before income taxes.

As of March 30, 2018, the aggregate notional amount of the Company’s foreign currency forward contracts was $27.5 million and the related fair value was a net loss of $0.2 million.

For the three months ended March 30, 2018, the Company recognized an aggregate net gain of $0.7 million, which is included in foreign exchange transaction gains (losses) in the consolidated statement of operations.

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

The following table summarizes changes in goodwill during the three months ended March 30, 2018 (in thousands):

Balance at beginning of the period	$210,988
Effect of foreign exchange rate changes	2,834
Balance at end of the period	$213,822

Goodwill by reportable segment as of March 30, 2018 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$172,137	$158,951	$33,963	$365,051
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$69,676	$127,229	$16,917	$213,822

Goodwill by reportable segment as of December 31, 2017 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$170,818	$157,436	$33,963	$362,217
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$68,357	$125,714	$16,917	$210,988

Intangible Assets

Intangible assets as of March 30, 2018 and December 31, 2017, respectively, are summarized as follows (in thousands):

	March 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$132,319	$(80,121)	$52,198	$130,890	$(77,295)	$53,595
Customer relationships	133,707	(55,408)	78,299	131,809	(52,015)	79,794
Customer backlog	2,594	(2,409)	185	2,524	(2,284)	240
Non-compete covenant	2,514	(2,090)	424	2,514	(1,956)	558
Trademarks and trade names	15,909	(8,226)	7,683	15,708	(7,874)	7,834
Amortizable intangible assets	287,043	(148,254)	138,789	283,445	(141,424)	142,021
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$300,070	$(148,254)	$151,816	$296,472	$(141,424)	$155,048

All definite-lived intangible assets are amortized either on a straight-line basis or an economic benefit basis over their remaining useful lives. Amortization expense for patents and developed technologies is included in cost of revenue in the accompanying consolidated statements of operations. Amortization expense for customer relationships and definite-lived trademarks, trade names and other intangibles is included in operating expenses in the accompanying consolidated statements of operations. Amortization expense was as follows (in thousands):

	Three Months Ended
	March 30,	March 31,
	2018	2017
Amortization expense – cost of revenue	$2,480	$1,641
Amortization expense – operating expenses	3,698	2,849
Total amortization expense	$6,178	$4,490

Estimated amortization expense for each of the five succeeding years and thereafter as of March 30, 2018 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2018 (remainder of year)	$7,457	$11,114	$18,571
2019	9,057	13,767	22,824
2020	8,137	11,290	19,427
2021	7,224	10,465	17,689
2022	5,791	8,778	14,569
Thereafter	14,532	31,177	45,709
Total	$52,198	$86,591	$138,789

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	March 30,	December 31,
	2018	2017
Raw materials	$64,228	$57,277
Work-in-process	15,478	14,847
Finished goods	16,140	16,443
Demo and consigned inventory	2,966	2,711
Total inventories	$98,812	$91,278

Accrued Expenses and Other Current Liabilities

	March 30,	December 31,
	2018	2017
Accrued compensation and benefits	$15,004	$17,348
Accrued warranty	5,054	4,835
Customer deposits	3,521	3,634
Other	14,663	17,497
Total	$38,242	$43,314

Accrued Warranty

	Three Months Ended
	March 30, 2018	March 31, 2017
Balance at beginning of the period	$4,835	$3,142
Provision charged to cost of revenue	722	799
Warranty liabilities acquired from acquisitions	—	419
Use of provision	(560)	(442)
Foreign currency exchange rate changes	57	7
Balance at end of period	$5,054	$3,925

9. Debt

Debt consisted of the following (in thousands):

	March 30,	December 31,
	2018	2017
Senior Credit Facilities – term loan	$9,200	$9,200
Less: unamortized debt issuance costs	(77)	(81)
Total current portion of long-term debt	$9,123	$9,119

Senior Credit Facilities – term loan	$76,825	$79,125
Senior Credit Facilities – revolving credit facility	150,124	149,453
Less: unamortized debt issuance costs	(2,851)	(3,078)
Total long-term debt	$224,098	$225,500

Total Senior Credit Facilities	$233,221	$234,619

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

On February 26, 2018, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Second Amended and Restated Credit Agreement. The Fourth Amendment increases the maximum consolidated leverage ratio from 3.00 to 3.50, increases the maximum consolidated leverage ratio for permitted acquisitions and stock repurchases from 2.50 to 3.00, increases the maximum consolidated leverage ratio for a designated acquisition from 3.00 to 3.50, and increases the maximum consolidated leverage ratio for four consecutive quarters following a designated acquisition from 3.50 to 4.00. The Fourth Amendment also made certain other technical changes to the Second Amended and Restated Credit Agreement.

The Company is required to satisfy certain financial and non-financial covenants under the Second Amended and Restated Credit Agreement. The Company was in compliance with these covenants as of March 30, 2018.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of the Company and certain United States (“U.S.”), United Kingdom (“U.K.”) and German subsidiaries and guaranteed by the Company and these subsidiaries. The Second Amended and Restated Credit Agreement also contains customary events of default.

Fair Value of Debt

As of March 30, 2018 and December 31, 2017, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

10. Share-Based Compensation

The table below summarizes share-based compensation expense recorded in consolidated net income in the consolidated statements of operations (in thousands):

	Three Months Ended
	March 30,	March 31,
	2018	2017
Selling, general and administrative	$1,924	$1,358
Research and development and engineering	84	43
Cost of revenue	36	68
Total share-based compensation expense	$2,044	$1,469

Share-based compensation reported in selling, general and administrative expenses during each of the three-month periods ended March 30, 2018 and March 31, 2017, respectively, included $0.5 million of expense related to deferred stock units granted to the members of the Company’s Board of Directors.

Restricted Stock Units and Deferred Stock Units

The Company’s restricted stock units (“RSUs”) have generally been issued with vesting periods ranging from three years to five years and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and historical forfeiture experience.

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors. The compensation expense associated with the DSUs is recognized in full on the date of grant, as DSUs are fully vested and non-forfeitable upon grant.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended March 30, 2018:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	614	$18.35
Granted	114	$53.62
Vested	(166)	$18.50
Forfeited	—	$—
Unvested at March 30, 2018	562	$25.43
Expected to vest as of March 30, 2018	523

The total fair value of RSUs and DSUs that vested during the three months ended March 30, 2018 was $9.0 million based on the market price of the underlying stock on the date of vesting.

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

The number of common shares to be issued upon settlement following vesting of the EPS-PSUs is determined based on the Company’s cumulative non-GAAP EPS over the three-year performance period against the target established by the Company’s Compensation Committee at the time of grant and will be in the range of zero to 200% of the target number of shares. The Company recognizes compensation expense ratably over the performance period based on the number of shares that are deemed probable of vesting at the end of the three-year performance cycle. This probability assessment is performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the consolidated statement of operations in the period in which such determination is made.

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

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended March 30, 2018:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	89	$24.00
Granted	48	$62.17
Vested	—	$—
Forfeited	—	$—
Unvested at March 30, 2018	137	$37.28

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte-Carlo valuation model with the following assumptions:

Three Months Ended March 30, 2018
Grant-date stock price	$53.85
Expected volatility	30.35%
Risk-free interest rate	2.37%
Expected annual dividend yield	—
Fair value	$70.49

Stock Options

The fair value of stock options is estimated using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, the expected volatility of the Company’s common stock over the expected term of the options, the risk-free interest rate, and the expected dividend yield. The Company recognizes the compensation expense of stock options on a straight-line basis in the consolidated statement of operations over the vesting period. No stock options were granted during the three months ended March 30, 2018.

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

The Company’s effective tax rate of 11.0% for the three months ended March 30, 2018 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, including the benefit of the new 21% U.S. corporate income tax rate, estimated deductions for Foreign Derived Intangible Income from the Tax Reform Act enactment, U.K. patent box and tax credits, and windfall tax benefits upon vesting of certain equity awards during the period.

The Company’s effective tax rate of 3.1% for the three months ended March 31, 2017 differed from the Canadian statutory rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, the impact associated with establishing control over Laser Quantum upon the acquisition of an additional 35% of Laser Quantum’s outstanding shares, losses in jurisdictions with a full valuation allowance, and other discrete items for the period.  The Company reported a nontaxable gain of $26.4 million on its previously-held Laser Quantum equity interest and wrote off $1.4 million of Laser Quantum related deferred tax liability, which had a combined 24.5% favorable impact on the effective tax rate for the three months ended March 31, 2017.

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

On December 22, 2017, the President of the United States signed into law the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”). The Tax Reform Act significantly changes U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, implementing a territorial tax system, providing a one-time transition toll charge (“Toll Charge”) on accumulated foreign earnings, creating a new limitation on deductible interest expense and modifying the limitation on officer compensation.

As a result of the Tax Reform Act, the Company was required to revalue certain deferred tax assets and liabilities at the newly enacted 21% U.S. federal corporate income tax rate. This revaluation resulted in an additional income tax provision of $2.8 million in income before income taxes for the year ended December 31, 2017 and a corresponding reduction in the net deferred tax assets and liabilities. Because of the ownership structure of the Company, the Company’s foreign entities outside the U.S. are not considered controlled foreign corporations of the U.S. company, as defined under U.S. tax principles, and accordingly, the accumulated earnings of these foreign subsidiaries are not subject to the one-time Toll Charge under the Tax Reform Act.

ASC 740, “Income Taxes,” requires a company to record the effects of a tax law change in the period of enactment. ASU 2018-05 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the changes in the Tax Reform Act. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from the date of enactment of the Tax Reform Act. The Company currently anticipates finalizing and recording any resulting adjustments by December 2018.

During the three months ended March 30, 2018, there were no changes made to the provisional amounts recognized in 2017.  During the three months ended March 30, 2018, the Company recorded provisional amounts for certain deductions now available in 2018 under the Tax Reform Act.  The Company will continue to analyze the effects of the Tax Reform Act.  Additional impacts from the Tax Reform Act will be recorded as they are identified during the measurement period as provided for in ASU 2018-05.  The final impact of the Tax Reform Act may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in the Company’s interpretation of the Tax Reform Act, legislative or administrative actions to clarify the intent of the statutory language provided that differ from the Company’s current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates. Additionally, the Company’s U.S. tax returns for 2017 will be filed during the fourth quarter of 2018, and any changes to the tax positions for temporary differences compared to the estimates used for the provisional amounts will result in an adjustment to the estimated tax benefit recorded as of December 31, 2017.

12. Restructuring, Acquisition and Divestiture Related Costs

The following table summarizes restructuring, acquisition and divestiture related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	March 30,	March 31,
	2018	2017
2016 restructuring	$—	$33
2011 restructuring	—	4
Total restructuring and divestiture related charges	—	37
Acquisition and related charges	25	780
Total restructuring, acquisition and divestiture related costs	$25	$817

2016 Restructuring

During the third quarter of 2015, the Company initiated the 2016 restructuring program, which included consolidating certain manufacturing operations to optimize its facility footprint and better utilize resources, and reducing redundant costs due to productivity cost savings and business volume reductions. As of March 30, 2018, the Company incurred cumulative costs related to this restructuring plan totaling $6.5 million. The plan was completed in 2017.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Depreciation	Other
Balance at December 31, 2017	$806	$39	$763	$—	$4
Restructuring charges	—	—	—	—	—
Cash payments	(129)	(32)	(97)	—	—
Non-cash write-offs and other adjustments	—	—	—	—	—
Balance at March 30, 2018	$677	$7	$666	$—	$4

Acquisition and Related Charges

Acquisition related costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled less than $0.1 million and $0.8 million for the three months ended March 30, 2018 and March 31, 2017, respectively. The majority of acquisition related costs for the three months ended March 30, 2018 and March 31, 2017 were included in Unallocated Corporate and Shared Services costs.

13. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating and capital lease agreements. There have been no material changes to the Company’s leases through March 30, 2018 from those discussed in Note 16 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Purchase Commitments

There have been no material changes to the Company’s purchase commitments since December 31, 2017.

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

14. Redeemable Noncontrolling Interest

As a result of the Company’s acquisition of additional outstanding shares of Laser Quantum from the remaining shareholders on January 10, 2017, the Company increased its ownership position in Laser Quantum from approximately 41% to approximately 76% and began to consolidate Laser Quantum in the consolidated financial statements. As part of the purchase agreement, the Company and the remaining shareholders entered into a call and put option agreement for the purchase and sale, in 2020, of all remaining Laser Quantum shares held by the remaining shareholders, subject to certain conditions. The purchase price for the remaining shares will be based on the proportionate share of the noncontrolling interest in Laser Quantum’s cash on hand as of December 31, 2019 and a multiple of Laser Quantum’s EBITDA for the twelve months ending December 31, 2019, as defined in the call and put option agreement. As a result of the put option held by the remaining shareholders, the noncontrolling interest is considered a redeemable equity instrument and is presented as temporary equity on the consolidated balance sheet. The proportionate share of the net income from Laser Quantum attributable to the noncontrolling interest has been reported as a reduction to the consolidated net income in the Company’s consolidated statement of operations and an increase to the carrying value of the redeemable noncontrolling interest.

The initial value of the noncontrolling interest of £17.7 million ($21.6 million) was measured at fair value at the date of the acquisition. The value of the noncontrolling interest was determined using a combination of the discounted cash flow method (an income approach), the guideline public company method (a market approach), and the subject company transaction method (a market approach). The Company carries the redeemable noncontrolling interest at the higher of (i) the carrying value without any redemption value adjustments or (ii) the estimated redemption value as of the end of the reporting period.  The estimated redemption value is determined as of the end of the reporting period as if it were also the redemption date for the instrument. The resulting adjustments are recorded in retained earnings in shareholders’ equity and do not affect net income attributable to Novanta Inc. However, these adjustments are included in the determination of earnings per common share (See Note 4).

During the three months ended March 30, 2018, the Company increased the carrying amount of the redeemable noncontrolling interest by $5.4 million to reflect the estimated redemption value as of March 30, 2018. The following table presents the reconciliation of changes in the Company’s redeemable noncontrolling interest (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2017	$46,923
Acquisition of noncontrolling interest	(149)
Net income attributable to noncontrolling interest	926
Adjustment of redeemable noncontrolling interest to estimated redemption value	5,399
Foreign currency translation	1,817
Balance as of March 30, 2018	$54,916

15. Segment Information

Reportable Segments

The Company evaluates the performance of, and allocates resources to, its segments based on revenue, gross profit and operating profit. The Company’s reportable segments have been identified based on commonality and adjacency of technologies, applications and customers amongst the Company’s individual product lines. The Company determined that disclosing revenue by specific product was impracticable due to the highly customized and extensive portfolio of products offered to customers.

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization by reportable segments were as follows (in thousands):

	Three Months Ended
	March 30,	March 31,
	2018	2017
Revenue
Photonics	$61,831	$50,736
Vision	56,209	32,762
Precision Motion	28,925	25,476
Total	$146,965	$108,974

	Three Months Ended
	March 30,	March 31,
	2018	2017
Gross Profit
Photonics	$29,555	$21,789
Vision	19,721	13,146
Precision Motion	13,260	11,518
Unallocated Corporate and Shared Services	(377)	(359)
Total	$62,159	$46,094

	Three Months Ended
	March 30,	March 31,
	2018	2017
Gross Profit Margin
Photonics	47.8%	42.9%
Vision	35.1%	40.1%
Precision Motion	45.8%	45.2%
Total	42.3%	42.3%

	Three Months Ended
	March 30,	March 31,
	2018	2017
Operating Income (Loss)
Photonics	$15,323	$8,207
Vision	475	1,525
Precision Motion	8,607	7,164
Unallocated Corporate and Shared Services	(7,178)	(6,557)
Total	$17,227	$10,339

	Three Months Ended
	March 30,	March 31,
	2018	2017
Depreciation and Amortization
Photonics	$3,067	$3,244
Vision	5,174	2,437
Precision Motion	503	566
Unallocated Corporate and Shared Services	323	235
Total	$9,067	$6,482

Revenue by Geography

The Company aggregates geographic revenue based on the customer location where products are shipped. Revenue from these customers was as follows (in thousands):

	Three Months Ended
	March 30,	March 31,
	2018	2017
United States	$58,113	$47,211
Germany	20,069	14,298
Rest of Europe	27,060	13,582
China	15,603	11,475
Rest of Asia-Pacific	24,720	19,865
Other	1,400	2,543
Total	$146,965	$108,974

The majority of revenue from our Photonics, Vision and Precision Motion segments is generated from sales to customers within the United States and Europe. Each segment also generates revenue across the other geographies, with no significant concentration of any segment’s remaining revenue.

Revenue by End Market

The Company primarily operates in two end markets: the advanced industrial market and the medical market. Revenue by end market was approximately as follows:

	Three Months Ended
	March 30,	March 31,
	2018	2017
Advanced Industrial	50%	60%
Medical	50%	40%
Total	100%	100%

The majority of revenue from our Photonics and Precision Motion segments is generated from sales to customers in the advanced industrial market. The majority of revenue from our Vision segment is generated from sales to customers in the medical market.

16. Subsequent Events

Acquisition of Zettlex

On May 1, 2018, the Company acquired Zettlex Holdings Limited (“Zettlex”), a Cambridge, United Kingdom-based provider of inductive encoders that can provide absolute and accurate positioning even in extreme operating environments to OEMs in the medical and advanced industrial markets. Zettlex will be included in our Precision Motion reportable segment. Information required by ASC 805-10, “Business Combinations,” is not disclosed herein as the Company is in the process of gathering information for its purchase accounting evaluation, including purchase price allocation and other related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, our belief that the Purchasing Managers Index (PMI) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated revenue performance; changes in accounting principles and changes in actual or assumed tax liabilities; anticipated impact from the U.S. Tax Cuts and Jobs Act; and expectations regarding tax exposures. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: the PMI not providing a good indication of the impact of general economic conditions on our sales into the advanced industrial end market in any particular period or at all; economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activities; negative effect on global economic conditions, financial markets and our business as a result of the United Kingdom’s plan for withdrawal from the European Union and the actions of the current U.S. government; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; failure to introduce new products in a timely manner; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business or grow acquired businesses; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; production difficulties and product delivery delays or disruptions; our compliance, or our failure to comply, with various federal, state and foreign regulations; our exposure to medical device regulation, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products; changes in governmental regulation of our business or products; our compliance, or failure to comply, with environmental regulations; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; changes in tax laws, and fluctuations in our effective tax rates; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market price for our common shares; our ability to access cash and other assets of our subsidiaries; provisions of our articles of incorporation delaying or preventing a change in control; our significant existing indebtedness limiting our ability to engage in certain activities; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 under the heading “Risk Factors.” In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required under applicable law.

Accounting Period

The interim financial statements of Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) are prepared for each quarterly period ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Business Overview

We are a global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. We combine deep proprietary technology expertise and competencies in photonics, vision and precision motion with a proven ability to solve complex technical challenges. This enables Novanta to engineer core components and sub-systems that deliver extreme precision and performance, tailored to our customers' demanding applications.

Reportable Segments

We operate in three reportable segments: Photonics, Vision, and Precision Motion. The reportable segments and their principal activities consist of the following:

Photonics

Our Photonics segment designs, manufactures and markets photonics-based solutions, including laser scanning and laser beam delivery, CO2 laser, continuous wave and ultrafast laser, and optical light engine products to customers worldwide. The segment serves highly demanding photonics-based applications such as industrial material processing, metrology, medical and life science imaging, DNA sequencing, and medical laser procedures. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Advanced Industrial Market

For the three months ended March 30, 2018, the advanced industrial market accounted for approximately 50% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

For the three months ended March 30, 2018, the medical market accounted for approximately 50% of our revenue. Our revenue from products sold to the medical market is generally affected by hospital and other health care provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, trends in surgical procedures, changes in technology requirements, changes in customers or patient preferences, and general demographic trends.

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

•	improving our existing operations to expand profit margins and improve customer satisfaction by implementing lean manufacturing principles and strategic sourcing across our major production sites; and
•	attracting, retaining, and developing world-class talented and motivated employees.

Results of Operations for the Three Months Ended March 30, 2018 Compared with the Three Months Ended March 31, 2017

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 30,	March 31,
	2018	2017
Revenue	100.0%	100.0%
Cost of revenue	57.7	57.7
Gross profit	42.3	42.3
Operating expenses:
Research and development and engineering	8.2	8.5
Selling, general and administrative	19.9	21.0
Amortization of purchased intangible assets	2.5	2.6
Restructuring, acquisition and divestiture related costs	0.0	0.7
Total operating expenses	30.6	32.8
Operating income	11.7	9.5
Interest income (expense), net	(1.6)	(1.2)
Foreign exchange transaction gains (losses), net	(0.3)	(0.0)
Other income (expense), net	(0.0)	(0.0)
Gain on acquisition of business	—	24.2
Income before income taxes	9.8	32.5
Income tax provision	1.1	1.0
Consolidated net income	8.7	31.5
Less: Net income attributable to noncontrolling interest	(0.6)	(0.1)
Net income attributable to Novanta Inc.	8.1%	31.4%

Overview of Financial Results

Total revenue for the three months ended March 30, 2018 increased $38.0 million, or 34.9%, versus the prior year. The effect of our prior year acquisition resulted in an increase in revenue of $24.6 million, or 22.6%. In addition, foreign currency exchange rates favorably impacted our revenue by $3.6 million, or 3.3%, for the three months ended March 30, 2018.

Operating income increased $6.9 million from $10.3 million for the three months ended March 31, 2017 to $17.2 million for the three months ended March 30, 2018. This increase was primarily attributable to an increase in gross profit of $16.1 million as a result of higher revenue, partially offset by an increase in research and development and engineering (“R&D”) expenses and selling, general and administrative (“SG&A”) expenses of $9.1 million primarily due to the WOM acquisition in July 2017.

Diluted earnings per share (“Diluted EPS”) of $0.18 for the three months ended March 30, 2018 decreased $0.80 from the prior year. This decrease was primarily attributable to the $26.4 million nontaxable gain recognized from the acquisition of the additional approximately 35% of Laser Quantum Limited (“Laser Quantum”) equity interest in the prior year and the reduction to Diluted EPS for the adjustment of Laser Quantum redeemable noncontrolling interest to the estimated redemption value in the current year. Diluted EPS for the three months ended March 30, 2018 was negatively impacted by the $5.4 million Laser Quantum redeemable noncontrolling interest redemption value adjustment. This nontaxable redemption value adjustment was recorded as a reduction to retained earnings in stockholders’ equity instead of consolidated net income in the consolidated statement of operations. However, it was included in the earnings per share calculation as a reduction to net income attributable to Novanta Inc., which resulted in a $0.16 reduction to Diluted EPS. (See Note 4 to the accompanying Consolidated Financial Statements.)

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	March 30,	March 31,	Increase	Percentage
	2018	2017	(Decrease)	Change
Photonics	$61,831	$50,736	$11,095	21.9%
Vision	56,209	32,762	23,447	71.6%
Precision Motion	28,925	25,476	3,449	13.5%
Total	$146,965	$108,974	$37,991	34.9%

Photonics

Photonics segment revenue for the three months ended March 30, 2018 increased by $11.1 million, or 21.9%, versus the prior year primarily due to an increase in revenue of our optical light engine products and our laser beam delivery products of $10.3 million as a result of increased volumes in the advanced industrial and medical markets.

Vision

Vision segment revenue for the three months ended March 30, 2018 increased by $23.4 million, or 71.6%, versus the prior year primarily as a result of the WOM acquisition in July 2017, which increased segment revenue by $24.6 million.

Precision Motion

Precision Motion segment revenue for the three months ended March 30, 2018 increased by $3.4 million, or 13.5%, versus the prior year primarily due to an increase in revenue of our precision motor components products and our air bearing spindle products as a result of increased demand in the advanced industrial market.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	March 30,	March 31,
	2018	2017
Gross profit:
Photonics	$29,555	$21,789
Vision	19,721	13,146
Precision Motion	13,260	11,518
Unallocated Corporate and Shared Services	(377)	(359)
Total	$62,159	$46,094
Gross profit margin:
Photonics	47.8%	42.9%
Vision	35.1%	40.1%
Precision Motion	45.8%	45.2%

Total	42.3%	42.3%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended March 30, 2018 increased $7.8 million, or 35.6%, versus the prior year, primarily due to an increase in revenue. Photonics segment gross profit margin was 47.8% for the three months ended March 30,

2018, versus a gross profit margin of 42.9% for the prior year. The increase in gross profit margin was primarily attributable to changes in product mix, productivity improvements and better factory utilization from higher volumes. Amortization of inventory fair value adjustments and amortization of developed technologies also decreased $1.0 million, which resulted in a 1.6 percentage point increase in gross profit margin.

Vision

Vision segment gross profit for the three months ended March 30, 2018 increased $6.6 million, or 50.0%, versus the prior year. The increase was primarily attributable to the WOM acquisition, which increased gross profit by $7.7 million. Vision segment gross profit margin was 35.1% for the three months ended March 30, 2018, versus a gross profit margin of 40.1% for the prior year. The decrease in gross profit margin was primarily attributable to unfavorable product mix and an increase in amortization of developed technologies of $1.1 million, which resulted in a 2.0 percentage point decrease in gross profit margin.

Precision Motion

Precision Motion segment gross profit for the three months ended March 30, 2018 increased $1.7 million, or 15.1%, versus the prior year, primarily due to an increase in revenue. Precision Motion segment gross profit margin was 45.8% for the three months ended March 30, 2018, versus a gross profit margin of 45.2% for the prior year.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended
	March 30,	March 31,
	2018	2017
Research and development and engineering	$11,989	$9,215
Selling, general and administrative	29,220	22,874
Amortization of purchased intangible assets	3,698	2,849
Restructuring, acquisition and divestiture related costs	25	817
Total	$44,932	$35,755

Research and Development and Engineering Expenses

R&D expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $12.0 million, or 8.2% of revenue, during the three months ended March 30, 2018, versus $9.2 million, or 8.5% of revenue, during the prior year. R&D expenses increased in terms of total dollars primarily due to R&D expenses from WOM, which was acquired in July 2017.

Selling, General and Administrative Expenses

SG&A expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $29.2 million, or 19.9% of revenue, during the three months ended March 30, 2018, versus $22.9 million, or 21.0% of revenue, during the prior year. SG&A expenses decreased as a percentage of revenue due to leverage. SG&A expenses increased in terms of total dollars primarily due to the WOM acquisition and investments in selling and marketing resources.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $3.7 million, or 2.5% of revenue, during the three months ended March 30, 2018, versus $2.8 million, or 2.6% of revenue, during the prior year. The increase, in terms of total dollars, was the result of acquired intangible assets from the WOM acquisition.

Restructuring, Acquisition and Divestiture Related Costs

We recorded restructuring, acquisition and divestiture related costs of less than $0.1 million during the three months ended March 30, 2018, versus $0.8 million during the prior year. The decrease in restructuring, acquisition and divestiture related costs versus the prior year was primarily due to a decrease in acquisition related charges related to professional services fees for acquisitions.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended
	March 31,	March 31,
	2018	2017
Operating Income (Loss)
Photonics	$15,323	$8,207
Vision	475	1,525
Precision Motion	8,607	7,164
Unallocated Corporate and Shared Services	(7,178)	(6,557)
Total	$17,227	$10,339

Photonics

Photonics segment operating income was $15.3 million, or 24.8% of revenue, during the three months ended March 30, 2018, versus $8.2 million, or 16.2% of revenue, during the prior year. The increase in operating income was primarily due to an increase in gross profit of $7.8 million.

Vision

Vision segment operating income was $0.5 million, or 0.8% of revenue, during the three months ended March 30, 2018, versus $1.5 million, or 4.7% of revenue, during the prior year. The decrease in operating income was primarily due to an increase in amortization of purchased intangible assets of $0.8 million primarily related to the WOM acquisition and investments in selling and marketing resources.

Precision Motion

Precision Motion segment operating income was $8.6 million, or 29.8% of revenue, during the three months ended March 30, 2018, versus $7.2 million, or 28.1% of revenue, during the prior year. The increase in operating income was primarily due to an increase in gross profit of $1.7 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended March 30, 2018 increased by $0.6 million versus the prior year primarily due to an increase in compensation expense as a result of higher headcount and stock-based compensation expense, offset by a reduction in acquisition costs of $0.5 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended
	March 30,	March 31,
	2018	2017
Interest income (expense), net	$(2,358)	$(1,328)
Foreign exchange transaction gains (losses), net	(407)	(1)
Other income (expense), net	(41)	(31)
Gain on acquisition of business	—	26,409

Interest Income (Expense), Net

Net interest expense was $2.4 million for the three months ended March 30, 2018, versus $1.3 million in the prior year. The increase in net interest expense from the prior year was primarily due to an increase in average debt levels as a result of prior year acquisitions. The weighted average interest rate on our senior credit facilities was 3.47% during the three months ended March 30, 2018, versus 3.66% during the three months ended March 31, 2017.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were $0.4 million net losses for the three months ended March 30, 2018, versus nominal losses in the prior year. The increase in net losses was due to changes in the value of the U.S. Dollar against the British Pound and Euro, partially offset by realized gains from foreign currency contracts.

Other Income (Expense), Net

Other income (expense) was nominal for both the three months ended March 30, 2018, and the three months ended March 31, 2017.

Gain on Acquisition of Business

The gain on acquisition of business during the three months ended March 31, 2017 was related to a nontaxable gain of $26.4 million recognized upon gaining control of Laser Quantum in January 2017 as a result of acquiring an additional approximately 35% of its outstanding shares.

Income Taxes

The Company’s effective tax rate of 11.0% for the three months ended March 30, 2018 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, including the benefit of the new 21% U.S. corporate income tax rate and estimated deductions for Foreign Derived Intangible Income from the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”), U.K. patent box and tax credits, and windfall tax benefits upon vesting of certain equity awards during the period.

The Company’s effective tax rate of 3.1% for the three months ended March 31, 2017 differs from the Canadian statutory rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, the impact associated with establishing control over Laser Quantum upon the acquisition of an additional approximately 35% of Laser Quantum’s outstanding shares, losses in jurisdictions with a full valuation allowance, and other discrete items for the period. The Company reported a nontaxable gain of $26.4 million on its previously-held Laser Quantum equity interest and wrote off $1.4 million of Laser Quantum related deferred tax liability, which had a combined 24.5% favorable impact on our effective tax rate for the three months ended March 31, 2017.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. The Company expects to fund the share repurchases through cash on hand and future cash generated from operations. As of December 31, 2017, the Company had repurchased a total of 296 thousand shares for an aggregate purchase price of $4.2 million at an average price of $14.05 per share. No repurchases occurred during the three months ended March 30, 2018.

As of March 30, 2018, $75.7 million of our $111.1 million cash and cash equivalents was held by subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our revolving credit facility. Approximately 61.5% of our outstanding borrowings under our Senior Credit Facilities (defined below) was held in our subsidiaries outside of Canada and the United States. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries. In certain instances, we have identified excess cash for which we may repatriate and have established liabilities for the expected tax cost. Because of the ownership structure of the Company, the Company’s foreign entities outside the U.S. are not considered controlled foreign corporations of the U.S. company, as defined under U.S. tax principles, and accordingly, the accumulated earnings of these foreign subsidiaries are not subject to the one-time toll charge under the Tax Reform Act.

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

On February 26, 2018, we entered into a fourth amendment (the “Fourth Amendment”) to the Second Amended and Restated Credit Agreement. The Fourth Amendment increases the maximum consolidated leverage ratio from 3.00 to 3.50, increases the maximum consolidated leverage ratio for permitted acquisitions and stock repurchases from 2.50 to 3.00, increases the maximum consolidated leverage ratio for a designated acquisition from 3.00 to 3.50, and increases the maximum consolidated leverage ratio for four consecutive quarters following a designated acquisition from 3.50 to 4.00. The Fourth Amendment also made certain other technical changes to the Second Amended and Restated Credit Agreement.

As of March 30, 2018, we had term loans of $86.0 million and revolving loans of $150.1 million outstanding under the Second Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum leverage ratio and a minimum fixed charge coverage ratio (as defined in the Second Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of March 30, 2018:

	Requirement	Actual
Maximum consolidated leverage ratio	4.00	2.06
Minimum consolidated fixed charge coverage ratio	1.50	5.17

Cash Flows for the Three Months Ended March 30, 2018 and March 31, 2017

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Three Months Ended
	March 30,	March 31,
	2018	2017
Net cash provided by operating activities	$20,409	$12,760
Net cash used in investing activities	$(2,881)	$(36,656)
Net cash provided by (used in) financing activities	$(8,320)	$35,473

	March 30,	December 31,
	2018	2017
Cash and cash equivalents	$111,127	$100,057
Unused and available funds under revolving credit facility	$174,876	$175,547

Our cash flows for the three months ended March 30, 2018 were not affected by the $5.4 million redemption value adjustment to the carrying value of Laser Quantum redeemable noncontrolling interest because it was non-cash and was not reported in our consolidated statement of operations.

Operating Cash Flows

Cash provided by operating activities was $20.4 million for the three months ended March 30, 2018, versus $12.8 million for the prior year. Cash provided by operating activities for the three months ended March 30, 2018 increased from the prior year primarily due to the increase in operating income.

Cash provided by operating activities for the three months ended March 30, 2018 was positively impacted by a decrease in our days sales outstanding which decreased from 51 days at December 31, 2017 to 47 days at March 30, 2018 and by an increase in our days payables outstanding which increased from 43 days at December 31, 2017 to 44 days at March 30, 2018. Cash provided by operating activities was negatively impacted by an increase in inventories, as our inventory turnover ratio decreased from 3.7 at December 31, 2017 to 3.5 at March 30, 2018, a decrease in accrued expenses and an increase in income tax payments. We also paid $2.8 million as the final Applimotion contingent consideration payment during the three months ended March 30, 2018.

Cash provided by operating activities for the three months ended March 31, 2017 was positively impacted by an increase in our days payables outstanding. Cash provided by operating activities was negatively impacted by an increase in our days sales outstanding which increased from 59 days at December 31, 2016 to 60 days at March 31, 2017 and by an increase in inventories, excluding inventories from the Laser Quantum and ThingMagic acquisitions, as our inventory turnover ratio decreased from 3.7 at December 31, 2016 to 3.6 at March 31, 2017.

Investing Cash Flows

Cash used in investing activities was $2.9 million for the three months ended March 30, 2018, primarily related to capital expenditures of $2.9 million.

Cash used in investing activities was $36.7 million for the three months ended March 31, 2017, primarily driven by our acquisitions of ThingMagic and Laser Quantum. In connection with these acquisitions, we paid $50.2 million in cash considerations, which is reported in the consolidated statement of cash flows as $34.9 million cash outflows from investing activities (net of cash acquired of $15.3 million) for the three months ended March 31, 2017. We also paid $1.8 million for capital expenditures during the three months ended March 31, 2017.

Financing Cash Flows

Cash used in financing activities was $8.3 million for the three months ended March 30, 2018, primarily due to $2.3 million of contractual term loan payments, $3.0 million of optional repayments of borrowings under our revolving credit facility, $2.8 million of payroll tax payments on stock-based compensation awards, and $0.1 million of principal payments under our capital lease obligations.

Cash provided by financing activities was $35.5 million during the three months ended March 31, 2017, primarily due to $42.0 million of borrowings under our revolving credit facility used to fund a portion of the cash considerations paid for the ThingMagic and

Laser Quantum acquisitions, partially offset by $1.9 million of contractual term loan payments, $2.4 million of contingent consideration payments, $1.7 million of payroll tax payments on stock-based compensation awards, $0.4 million of repurchase of the Company’s common shares and $0.2 million of principal payments under our capital lease obligations.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. As of March 30, 2018, we have not entered into any material new or modified contractual obligations since December 31, 2017.

Off-Balance Sheet Arrangements

Through March 30, 2018, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except for the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09 or “Topic 606”), through March 30, 2018, there have been no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended March 30, 2018, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 30, 2018, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 30, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes in the risks affecting the Company since the filing of such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 7, 2018, Novanta Corporation (“Novanta”) and 125 Middlesex Turnpike, LLC entered into the First Amendment (the “First Amendment”) to the Amended and Restated Lease, dated May 1, 2012, by and between Novanta and 125 Middlesex Turnpike, LLC for Novanta’s corporate headquarters located at 125 Middlesex Turnpike, Bedford, Massachusetts 01730. The expiration date of the lease is extended from May 31, 2019 to May 31, 2031.

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by the full First Amendment to the Amended and Restated Lease attached hereto as Exhibit 10.2 and incorporated herein by reference.

Item 6. Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Agreement on the Sale and Transfer of all Shares in W.O.M. World of Medicine GmbH, dated June 6, 2017, between Novanta Europe GmbH, Novanta Inc., and Aton GmbH.	8-K	001-35083	2.1	06/09/17

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-202597	3.1	03/09/15

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	S-3	333-202597	3.2	03/09/15

3.5	Articles of Amendment of the Registrant, dated May 11, 2016.	8-K	001-35083	10.1	05/12/16

10.1	Fourth Amendment, dated February 26, 2018, to Second Amended and Restated Credit Agreement (dated as of May 19, 2016) by and among Novanta Inc., Novanta Corporation, Novanta UK Investments Holding Limited, Novanta Europe GmbH, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.	10-K	001-35083	10.23	02/28/18

10.2	First Amendment, dated May 7, 2018, to Amended and Restated Lease (dated as of May 1, 2012) by and between Novanta Corporation and 125 Middlesex Turnpike, LLC.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

† This exhibit constitutes a management contract, compensatory plan, or arrangement.

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 30, 2018 and March 31, 2017, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 30, 2018 and March 31, 2017, (iv) Consolidated Statements of Cash Flows for the three months ended March 30, 2018 and March 31, 2017, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	May 8, 2018
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	May 8, 2018
Robert J. Buckley