Form 10-Q
period 2018-06-29
NOVANTA INC
filed 2018-08-08
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2018

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

As of August 3, 2018, there were 34,656,870 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	June 29,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$107,261	$100,057
Accounts receivable, net of allowance of $347 and $554, respectively	76,747	81,482
Inventories	96,377	91,278
Prepaid income taxes and income taxes receivable	6,478	4,387
Prepaid expenses and other current assets	8,878	10,675
Total current assets	295,741	287,879
Property, plant and equipment, net	64,660	61,718
Deferred tax assets	6,747	7,052
Other assets	1,575	4,018
Intangible assets, net	154,714	155,048
Goodwill	218,324	210,988
Total assets	$741,761	$726,703
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$9,127	$9,119
Accounts payable	42,505	39,793
Income taxes payable	2,191	5,942
Accrued expenses and other current liabilities	39,175	43,314
Total current liabilities	92,998	98,168
Long-term debt	228,306	225,500
Deferred tax liabilities	25,541	25,672
Income taxes payable	3,948	3,754
Other liabilities	14,996	15,141
Total liabilities	365,789	368,235
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	51,606	46,923
Stockholders’ equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,671 and 34,595, respectively	423,856	423,856
Additional paid-in capital	31,794	33,309
Accumulated deficit	(112,167)	(127,740)
Accumulated other comprehensive loss	(19,117)	(17,880)
Total stockholders' equity	324,366	311,545
Total liabilities, noncontrolling interest and stockholders’ equity	$741,761	$726,703

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Revenue	$150,400	$119,102	$297,365	$228,076
Cost of revenue	85,171	65,613	169,977	128,493
Gross profit	65,229	53,489	127,388	99,583
Operating expenses:
Research and development and engineering	12,551	9,004	24,540	18,219
Selling, general and administrative	29,231	23,810	58,451	46,684
Amortization of purchased intangible assets	3,893	3,347	7,591	6,196
Restructuring, acquisition and divestiture related costs	2,439	1,581	2,464	2,398
Total operating expenses	48,114	37,742	93,046	73,497
Operating income	17,115	15,747	34,342	26,086
Interest income (expense), net	(2,561)	(1,435)	(4,919)	(2,763)
Foreign exchange transaction gains (losses), net	177	486	(230)	485
Other income (expense), net	(46)	(119)	(87)	(150)
Gain on acquisition of business	—	—	—	26,409
Income before income taxes	14,685	14,679	29,106	50,067
Income tax provision	3,060	4,689	4,644	5,803
Consolidated net income	11,625	9,990	24,462	44,264
Less: Net income attributable to noncontrolling interest	(625)	(588)	(1,551)	(610)
Net income attributable to Novanta Inc.	$11,000	$9,402	$22,911	$43,654

Earnings per common share attributable to Novanta Inc. (Note 5):
Basic	$0.32	$0.16	$0.51	$1.15
Diluted	$0.32	$0.16	$0.50	$1.13

Weighted average common shares outstanding—basic	34,949	34,827	34,919	34,796
Weighted average common shares outstanding—diluted	35,474	35,463	35,451	35,294

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Consolidated net income	$11,625	$9,990	$24,462	$44,264
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(5,663)	3,589	(1,992)	5,029
Pension liability adjustments, net of tax (2)	871	(117)	755	88
Total other comprehensive income	(4,792)	3,472	(1,237)	5,117
Total consolidated comprehensive income	6,833	13,462	23,225	49,381
Less: Comprehensive income attributable to noncontrolling interest	(625)	(588)	(1,551)	(610)
Comprehensive income attributable to Novanta Inc.	$6,208	$12,874	$21,674	$48,771

(1)	The tax effect on this component of comprehensive income was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income was nominal for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	June 29,	June 30,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$24,462	$44,264
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	18,187	13,576
Provision for inventory excess and obsolescence	1,165	1,439
Share-based compensation	3,780	2,787
Deferred income taxes	(1,221)	(2,495)
Earnings from equity-method investment	—	(104)
Gain on acquisition of business	—	(26,409)
Inventory acquisition fair value adjustment	—	1,035
Other	278	1,128
Changes in assets and liabilities which (used)/provided cash, excluding effects from businesses acquired:
Accounts receivable	6,526	(2,360)
Inventories	(6,544)	(10,909)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(619)	(2,026)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	(5,094)	9,411
Other non-current assets and liabilities	(555)	185
Cash provided by operating activities	40,365	29,522
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,259)	(3,117)
Acquisition of businesses, net of cash acquired and working capital adjustments	(27,445)	(34,798)
Other investing activities	72	10
Cash used in investing activities	(34,632)	(37,905)
Cash flows from financing activities:
Borrowings under revolving credit facility	30,272	42,000
Repayments of long-term debt and revolving credit facility	(21,832)	(8,750)
Payments of contingent considerations	—	(2,398)
Repurchase of common stock	(1,929)	(370)
Payments of withholding taxes from stock-based awards	(3,367)	(1,794)
Capital lease payments	(284)	(400)
Other financing activities	(148)	—
Cash provided by financing activities	2,712	28,288
Effect of exchange rates on cash and cash equivalents	(1,241)	1,113
Increase in cash and cash equivalents	7,204	21,018
Cash and cash equivalents, beginning of period	100,057	68,108
Cash and cash equivalents, end of period	$107,261	$89,126
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,424	$1,857
Cash paid for income taxes	$12,041	$9,750
Income tax refunds received	$599	$185

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 29, 2018

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in U.S. dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, these interim consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

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

AS OF JUNE 29, 2018

(Unaudited)

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

		January 1, 2018.	The Company adopted ASU 2018-05 during the first quarter of 2018. See Note 12.

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

AS OF JUNE 29, 2018

(Unaudited)

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

ASU 2017-07 requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net periodic benefit cost and provides guidance on the presentation of the service component and the other components of net periodic benefit cost in the statement of operations. ASU 2017-07 should be applied retrospectively for the presentation of net periodic benefit cost in the statement of operations.

January 1, 2018. Early adoption is permitted.

The Company retrospectively adopted ASU 2017-07 during the first quarter of 2018. The adoption of ASU 2017-07 resulted in the reclassification of $0.1 million and $0.3 million of the Company’s net periodic benefit cost related to its frozen U.K. pension plan from Selling, general and administrative expenses into Other income (expense) in the consolidated statement of operations for the three and six months ended June 30, 2017, respectively.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.”

ASU 2016-16 requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory in the period in which the transfer occurs. ASU 2016-16 shall be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.

January 1, 2018. Early adoption is permitted.

The Company adopted ASU 2016-16 during the first quarter of 2018 using the modified retrospective approach. The adoption resulted in the reclassification of $2.5 million of prepaid income taxes and income taxes receivable, of which $2.2 million was recorded to Accumulated deficit and $0.3 million was recognized as net deferred tax assets, for the three months ended March 30, 2018. The Company will recognize incremental deferred income tax expense thereafter as these net deferred tax assets are utilized.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

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

		January 1, 2020. Early adoption is permitted.	The Company adopted ASU 2017-04 during the second quarter of 2018. The adoption of ASU 2017-04 had no impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements.”

ASU 2016-02 requires a lessee to recognize on the balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases and to disclose key information about leasing arrangements. ASU 2016-02 should be applied as of the beginning of the earliest period presented in the financial statements using a modified retrospective approach. ASU 2018-11 provides an additional (and optional) transition method which allows entities to apply ASU 2016-02 as of the adoption date and recognize a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.

January 1, 2019. Early adoption is permitted.

As a result of the new standard, all of the Company’s leases longer than one year in duration will be recognized on the consolidated balance sheet as right-of-use assets with offsetting lease liabilities upon adoption of the standard. The Company has completed a qualitative assessment of its lease portfolio and is in the process of implementing a lease accounting software tool, collecting data and designing processes and controls to account for leases in accordance with the new standard. The Company plans to adopt the standard effective January 1, 2019 but has not yet selected a transition method.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

2. Revenue

The Company recognizes revenue when control of promised goods or services is transferred to customers. The transfer of control generally occurs upon shipment, which is when title and risk of loss pass to the customer. The vast majority of the Company’s revenue is generated from the sale of distinct products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for such products, which is generally at contractually stated prices. Sales taxes and value added taxes collected concurrently with revenue generating activities are excluded from revenue.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time, upon shipment, rather than over time.

At the request of its customers, the Company may perform professional services, generally for the maintenance and repair of products previously sold to those customers and engineering services. Professional services are typically short in duration, mostly less than one month, and total less than 3% of the Company’s consolidated revenue. Revenue is typically recognized at a point in time when control transfers to the customer upon completion of professional services. These services generally involve a single distinct performance obligation. The consideration expected to be received in exchange for such services is normally the contractually stated amount.

The Company occasionally sells separately priced non-standard/extended warranty services or preventative maintenance plans with the sale of products. The transfer of control over the service plans is over time. The Company recognizes the related revenue ratably over the terms of the service plans. The transaction price of a contract is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using the expected cost plus a margin.

The Company accounts for shipping and handling activities that occur after the transfer of control over the related goods as fulfillment activities rather than performance obligations. The shipping and handling fees charged to customers are recognized as revenue and the related costs are recorded in cost of revenue at the time of transfer of control.

Accounts Receivable

Credit is extended based upon an evaluation of the customer's financial condition. Accounts receivable are stated at their estimated net realizable value. The allowance for doubtful accounts is based on a variety of factors, including the age of amounts outstanding relative to their contractual due date, specific customer factors, and other known risks and economic trends. Standard payment terms are typically 30 days after shipment and may vary by the type and geographic location of the customer.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

The Company does not disclose the value of the remaining performance obligation for contracts with an original expected length of one year or less.

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of June 29, 2018 and January 1, 2018 (the date of adoption of Topic 606), contract liabilities were $5.1 million and $5.4 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The decrease in the contract liability balance during the six months ended June 29, 2018 is primarily due to $2.4 million of revenue recognized during the period that was included in the contract liability balance at the date of adoption, partially offset by cash payments received in advance of satisfying performance obligations.

Disaggregated Revenue

See Note 17 for the Company’s disaggregation of revenue by segment, geography and end market.

3. Business Combinations

Zettlex

On May 1, 2018, the Company acquired 100% of the outstanding stock of Zettlex Holdings Limited (“Zettlex”), a Cambridge, United Kingdom-based provider of inductive encoder products that can provide absolute and accurate positioning, even in extreme operating environments, to OEMs in the medical and advanced industrial markets. The purchase price of £22.7 million ($31.2 million), subject to customary working capital adjustments, was financed with cash on hand and the Company’s revolving credit facility. The addition of Zettlex is expected to broaden the range of components and solutions that the Company can provide to customers by combining its commercial resources and application-specific competencies with Zettlex's technologies and strong team. Zettlex is included in the Company’s Precision Motion reportable segment.

The acquisition of Zettlex has been accounted for as a business combination. The allocation of the purchase price is based upon a valuation of assets acquired and liabilities assumed. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Zettlex and the Company. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. The purchase price allocation is preliminary as the Company is in the process of collecting additional information for the valuation of property, plant and equipment, intangible assets, other liabilities and unrecognized tax benefits.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

Based upon a preliminary valuation, the total purchase price was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$3,776
Accounts receivable	2,237
Inventories	928
Property, plant and equipment	2,590
Intangible assets	14,585
Goodwill	10,844
Other assets	145
Total assets acquired	35,105
Accounts payable	509
Accrued expenses and other liabilities	894
Deferred tax liabilities	2,481
Total liabilities assumed	3,884
Total assets acquired, net of liabilities assumed	31,221
Less: cash acquired	3,776
Total purchase price, net of cash acquired	$27,445

The fair value of intangible assets is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$3,027	10 years
Customer relationships	9,494	15 years
Trademarks and trade names	550	10 years
Backlog	1,514	1 year
Total	$14,585

The purchase price allocation resulted in $14.6 million of identifiable intangible assets and $10.8 million of goodwill. As the Zettlex acquisition is an acquisition of outstanding common shares, none of the resulting goodwill is deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) Zettlex’s ability to grow its business with existing and new customers, including leveraging the Company’s customer base; and (ii) cost improvements due to the integration of Zettlex operations into the Company’s existing infrastructure.

The operating results of Zettlex were included in the Company’s results of operations beginning on May 1, 2018. Zettlex contributed revenues of $1.8 million and a loss before income taxes of $0.6 million for the six months ended June 29, 2018. Loss before income taxes for the six months ended June 29, 2018 included amortization of purchased intangible assets of $0.3 million and compensation expense of $1.1 million recognized under earn-out agreements.

The pro forma financial information reflecting the operating results of Zettlex, as if it had been acquired as of January 1, 2017, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2017.

Acquisition Costs

Acquisition-related costs are included in restructuring, acquisition and divestiture related costs in the consolidated statements of operations. Acquisition-related costs for Zettlex were $0.2 million for the six months ended June 29, 2018.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

4. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) was as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Income (Loss)	Adjustments	Adjustments
Balance at December 31, 2017	$(17,880)	$(8,313)	$(9,567)
Other comprehensive income (loss)	(1,726)	(1,992)	266
Amounts reclassified from accumulated other comprehensive income (loss) (1)	489	—	489
Balance at June 29, 2018	$(19,117)	$(10,305)	$(8,812)

(1)	The amounts reclassified from other comprehensive income (loss) were included in other income (expense), net in the consolidated statements of operations.

5. Earnings per Common Share

Earnings per common share is computed by dividing net income attributable to Novanta Inc., after adjustment of redeemable noncontrolling interest to estimated redemption value, by the weighted average number of common shares outstanding during the period. The Company recognizes changes in the redeemable noncontrolling interest redemption value by adjusting the carrying amount of the redeemable noncontrolling interest as of the end of the period to the higher of: (i) the estimated redemption value assuming the end of the period is also the redemption date or (ii) the carrying value without any redemption value adjustments. Such adjustments are recorded in retained earnings in stockholders’ equity instead of net income attributable to Novanta Inc. For both basic and diluted earnings per common share, such redemption value adjustments are included in the calculation of the numerator. For diluted earnings per common share, the denominator also includes the dilutive effect of outstanding restricted stock units, stock options, non-GAAP EPS performance-based restricted stock units and total shareholder return performance-based restricted stock units determined using the treasury stock method. Dilutive effects of contingently issuable shares are included in the weighted average dilutive share calculation using the treasury stock method when the contingencies have been resolved. For periods in which net losses are generated, the dilutive potential common shares are excluded from the calculation of diluted earnings per common share as the effect would be anti-dilutive.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Numerators:
Consolidated net income	$11,625	$9,990	$24,462	$44,264
Less: Net income attributable to noncontrolling interest	(625)	(588)	(1,551)	(610)
Net income attributable to Novanta Inc.	11,000	9,402	22,911	43,654
Decrease (increase) in estimated redemption value of redeemable noncontrolling interest (see Note 15)	303	(3,718)	(5,096)	(3,718)
Net income attributable to Novanta Inc. after adjustment of redeemable noncontrolling interest to estimated redemption value	$11,303	$5,684	$17,815	$39,936

Denominators:
Weighted average common shares outstanding— basic	34,949	34,827	34,919	34,796
Dilutive potential common shares	525	636	532	498
Weighted average common shares outstanding— diluted	35,474	35,463	35,451	35,294
Antidilutive common shares excluded from above	—	—	6	—

Earnings per Common Share Attributable to Novanta Inc.:
Basic	$0.32	$0.16	$0.51	$1.15
Diluted	$0.32	$0.16	$0.50	$1.13

Common Share Repurchases

During the six months ended June 29, 2018, the Company repurchased 30 thousand of its common shares in the open market for an aggregate purchase price of $1.9 million at an average price of $63.88 per share.

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

Cash Equivalents

The Company’s cash equivalents are highly liquid investments with original maturities of three months or less, which represent an asset the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The fair values of cash, accounts receivable, income taxes receivable, accounts payable, income taxes payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

Foreign Currency Contracts

The Company addresses market risks from changes in foreign currency exchange rates through a risk management program that includes the use of derivative financial instruments to mitigate certain balance sheet foreign currency transaction exposures. The

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

Company uses foreign currency forward contracts as a part of its strategy to manage exposures related to foreign currency denominated monetary assets and liabilities.

Contingent Consideration

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the owners are eligible to receive contingent consideration based on the achievement of certain revenue targets from 2018 to 2021. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If such targets are achieved, the contingent consideration would be payable in cash in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. In December 2017, the Company recorded an estimated fair value of $1.3 million in contingent consideration, which is reported as a long-term liability in other liabilities on the consolidated balance sheet as of December 31, 2017. Based on the most recent projected revenues for fiscal years 2018 to 2021, the fair value of the contingent consideration was adjusted to $2.4 million, which is reported as a long-term liability in other liabilities on the consolidated balance sheet as of June 29, 2018.

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

The following table summarizes the fair values of the Company’s financial assets and liabilities as of June 29, 2018 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,987	$2,987	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	9	—	9	—
	$2,996	$2,987	$9	$—
Liabilities
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$36	$—	$36	$—
Other liabilities:
Contingent consideration - Long-term	2,438	—	—	2,438
	$2,474	$—	$36	$2,438

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

The following table summarizes the fair values of the Company’s financial assets and liabilities as of December 31, 2017 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,665	$2,665	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	150	—	150	—
	$2,815	$2,665	$150	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent consideration - Current	$2,800	$—	$—	$2,800
Foreign currency forward contracts (1)	—	—	—	—
Other liabilities:
Contingent consideration - Long-term	1,304	—	—	1,304
	$4,104	$—	$—	$4,104

(1)	The unrealized loss from foreign currency forward contracts was nominal as of December 31, 2017.

Changes in the fair value of Level 3 contingent consideration during the six months ended June 29, 2018 were as follows (in thousands):

Contingent Consideration
Balance at December 31, 2017	$4,104
Payments	(2,800)
Fair value adjustments	1,134
Balance at June 29, 2018	$2,438

As of June 29, 2018, the significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration were projected revenues and a discount rate. Increases or decreases in the unobservable inputs would result in a higher or lower fair value measurement.

See Note 10 to Consolidated Financial Statements for a discussion of the estimated fair value of the Company’s outstanding debt.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

As of June 29, 2018, the aggregate notional amount of the Company’s foreign currency forward contracts was $10.1 million and the related fair value was a net loss of less than $0.1 million. As of December 31, 2017, the aggregate notional amount of the Company’s foreign currency forward contracts was $17.9 million and the related fair value was a net gain of $0.2 million.

For the three and six months ended June 29, 2018, the Company recognized an aggregate net gain of $0.2 million and $0.9 million, respectively, which is included in foreign exchange transaction gains (losses) in the consolidated statement of operations. The Company did not have any open foreign currency contracts for the three and six months ended June 30, 2017.

8. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances annually for impairment as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company performed the most recent annual goodwill and indefinite-lived intangible asset impairment test as of the beginning of the second quarter of 2018 and noted no impairment of goodwill.

The following table summarizes changes in goodwill during the six months ended June 29, 2018 (in thousands):

Balance at beginning of the period	$210,988
Goodwill acquired from Zettlex acquisition	10,844
Effect of foreign exchange rate changes	(3,508)
Balance at end of the period	$218,324

Goodwill by reportable segment as of June 29, 2018 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$169,768	$155,494	$44,291	$369,553
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$67,307	$123,772	$27,245	$218,324

Goodwill by reportable segment as of December 31, 2017 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$170,818	$157,436	$33,963	$362,217
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$68,357	$125,714	$16,917	$210,988

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

Intangible Assets

Intangible assets as of June 29, 2018 and December 31, 2017, respectively, are summarized as follows (in thousands):

	June 29, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$133,484	$(81,818)	$51,666	$130,890	$(77,295)	$53,595
Customer relationships	138,868	(58,112)	80,756	131,809	(52,015)	79,794
Customer backlog	3,907	(2,584)	1,323	2,524	(2,284)	240
Non-compete covenant	2,514	(2,224)	290	2,514	(1,956)	558
Trademarks and trade names	16,042	(8,390)	7,652	15,708	(7,874)	7,834
Amortizable intangible assets	294,815	(153,128)	141,687	283,445	(141,424)	142,021
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$307,842	$(153,128)	$154,714	$296,472	$(141,424)	$155,048

All definite-lived intangible assets are amortized either on a straight-line basis or an economic benefit basis over their remaining useful lives. Amortization expense for patents and developed technologies is included in cost of revenue in the accompanying consolidated statements of operations. Amortization expense for customer relationships, definite-lived trademarks and trade names, and other intangible assets is included in operating expenses in the accompanying consolidated statements of operations. Amortization expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Amortization expense – cost of revenue	$2,489	$1,696	$4,969	$3,337
Amortization expense – operating expenses	3,893	3,347	7,591	6,196
Total amortization expense	$6,382	$5,043	$12,560	$9,533

Estimated amortization expense for each of the five succeeding years and thereafter as of June 29, 2018 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2018 (remainder of year)	$5,181	$7,900	$13,081
2019	9,527	14,735	24,262
2020	8,617	12,446	21,063
2021	7,695	11,483	19,178
2022	5,937	9,611	15,548
Thereafter	14,709	33,846	48,555
Total	$51,666	$90,021	$141,687

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	June 29,	December 31,
	2018	2017
Raw materials	$61,079	$57,277
Work-in-process	16,012	14,847
Finished goods	16,700	16,443
Demo and consigned inventory	2,586	2,711
Total inventories	$96,377	$91,278

Accrued Expenses and Other Current Liabilities

	June 29,	December 31,
	2018	2017
Accrued compensation and benefits	$17,226	$17,348
Accrued warranty	4,771	4,835
Customer deposits	3,759	3,634
Other	13,419	17,497
Total	$39,175	$43,314

Accrued Warranty

	Six Months Ended
	June 29, 2018	June 30, 2017
Balance at beginning of the period	$4,835	$3,142
Provision charged to cost of revenue	1,235	1,408
Warranty liabilities acquired from acquisitions	—	419
Use of provision	(1,244)	(1,101)
Foreign currency exchange rate changes	(55)	92
Balance at end of period	$4,771	$3,960

10. Debt

Debt consisted of the following (in thousands):

	June 29,	December 31,
	2018	2017
Senior Credit Facilities – term loan	$9,200	$9,200
Less: unamortized debt issuance costs	(73)	(81)
Total current portion of long-term debt	$9,127	$9,119

Senior Credit Facilities – term loan	$74,525	$79,125
Senior Credit Facilities – revolving credit facility	156,405	149,453
Less: unamortized debt issuance costs	(2,624)	(3,078)
Total long-term debt	$228,306	$225,500

Total Senior Credit Facilities	$237,433	$234,619

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

Senior Credit Facilities

In August 2017, the Company entered into an amendment (the “Third Amendment”) to the second amended and restated credit agreement, dated as of May 19, 2016 (the “Second Amended and Restated Credit Agreement”). The Third Amendment increased the revolving credit facility under the Second Amended and Restated Credit Agreement by $100 million, from $225 million to $325 million, and reset the uncommitted accordion feature to $125 million for potential future expansion. Additionally, the Third Amendment increased the term loan balance from $65.6 million to $90.6 million. Under the Third Amendment, the Company is required to pay quarterly scheduled principal repayments of $2.3 million beginning in October 2017, with the final installment of $56.1 million due upon maturity in May 2021. Quarterly installments due in the next twelve months under the term loan amount to $9.2 million and are classified as a current liability on the consolidated balance sheet. The increase in the amount outstanding under the Company’s revolving credit facility in the six months ended June 29, 2018 was related to additional borrowings to fund the Zettlex acquisition, net of repayments.

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

The Company is required to satisfy certain financial and non-financial covenants under the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of June 29, 2018.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of the Company and certain United States (“U.S.”), United Kingdom (“U.K.”) and German subsidiaries and guaranteed by the Company and these subsidiaries.

Fair Value of Debt

As of June 29, 2018 and December 31, 2017, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

11. Share-Based Compensation

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Selling, general and administrative	$1,574	$1,217	$3,498	$2,575
Research and development and engineering	108	54	192	97
Cost of revenue	54	47	90	115
Total share-based compensation expense	$1,736	$1,318	$3,780	$2,787

Share-based compensation reported in selling, general and administrative expenses during each of the six-month periods ended June 29, 2018 and June 30, 2017, respectively, included $0.5 million of expense related to deferred stock units granted to the members of the Company’s Board of Directors.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

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

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended June 29, 2018:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	614	$18.35
Granted	121	$54.08
Vested	(176)	$18.54
Forfeited	(16)	$25.64
Unvested at June 29, 2018	543	$25.99
Expected to vest as of June 29, 2018	510

The total fair value of RSUs and DSUs that vested during the six months ended June 29, 2018 was $9.6 million based on the market price of the underlying stock on the date of vesting.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended June 29, 2018:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	89	$24.00
Granted	48	$62.17
Vested	—	$—
Forfeited	—	$—
Unvested at June 29, 2018	137	$37.28

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte-Carlo valuation model with the following assumptions:

Six Months Ended June 29, 2018
Grant-date stock price	$53.85
Expected volatility	30.35%
Risk-free interest rate	2.37%
Expected annual dividend yield	—
Fair value	$70.49

Stock Options

The fair value of stock options is estimated using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, the expected volatility of the Company’s common stock over the expected term of the options, the risk-free interest rate, and the expected dividend yield. The Company recognizes the compensation expense of stock options on a straight-line basis in the consolidated statement of operations over the vesting period. No stock options were granted during the six months ended June 29, 2018.

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

The Company’s effective tax rate of 20.8% for the three months ended June 29, 2018 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, including the benefit of the new 21% U.S. corporate income tax rate, estimated deductions for Foreign Derived Intangible Income under the Tax Reform Act, and U.K. patent box deductions and other tax credits; offset by non-deductible expenses recognized under an earn-out agreement in connection with the Zettlex acquisition.

The Company’s effective tax rate of 16.0% for the six months ended June 29, 2018 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, including the benefit of the new 21% U.S. corporate income tax rate, estimated deductions for Foreign Derived Intangible Income under the Tax Reform Act, U.K. patent box deductions and other tax credits, and windfall tax benefits upon vesting of certain equity awards during the period; offset by non-deductible expenses recognized under an earn-out agreement in connection with the Zettlex acquisition.

The Company’s effective tax rate of 31.9% for the three months ended June 30, 2017 differs from the Canadian statutory rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, and other discrete items for the period.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

The Company’s effective tax rate of 11.6% for the six months ended June 30, 2017 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, the impact associated with establishing control over Laser Quantum upon the acquisition of an additional approximately 35% of Laser Quantum’s outstanding shares, and other discrete items for the period.  The Company reported a nontaxable gain of $26.4 million on its previously-held Laser Quantum equity interest and wrote off $1.4 million of Laser Quantum related deferred tax liability, which had a combined 18.9% favorable impact on the effective tax rate for the six months ended June 30, 2017.

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

As a result of the Tax Reform Act, the Company was required to revalue certain deferred tax assets and liabilities at the newly enacted 21% U.S. federal corporate income tax rate. This revaluation resulted in an additional income tax provision of $2.8 million for the year ended December 31, 2017 and a corresponding reduction in the net deferred tax assets and liabilities. Because of the ownership structure of the Company, the Company’s foreign entities outside the U.S. are not considered controlled foreign corporations of the U.S. company, as defined under U.S. tax principles, and accordingly, the accumulated earnings of these foreign subsidiaries are not subject to the one-time Toll Charge under the Tax Reform Act.

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

During the six months ended June 29, 2018, there were no changes made to the provisional amounts recognized in 2017 in connection with the enactment of the Tax Reform Act. The Company will continue to analyze the effects of the Tax Reform Act. Additional impacts from the Tax Reform Act will be recorded as they are identified during the measurement period as provided for in ASU 2018-05. The final impact of the Tax Reform Act may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in the Company’s interpretation of the Tax Reform Act, legislative or administrative actions to clarify the intent of the statutory language that differ from the Company’s current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates. Additionally, the Company’s U.S. tax returns for 2017 will be filed during or before the fourth quarter of 2018, and any changes to the tax positions for temporary differences compared to the estimates used for the provisional amounts will result in an adjustment to the estimated tax benefit recorded as of December 31, 2017.  During the three and six months ended June 29, 2018, the Company recorded estimates for certain deductions now available in 2018 under the Tax Reform Act.  These estimates may be subject to revision as future guidance or clarification is received from the U.S. taxing authorities.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

13. Restructuring, Acquisition and Divestiture Related Costs

The following table summarizes restructuring, acquisition and divestiture related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
2018 restructuring	$988	$—	$988	$—
2016 restructuring	—	153	—	186
2011 restructuring	—	10	—	14
Total restructuring and divestiture related charges	988	163	988	200
Acquisition and related charges	1,451	1,418	1,476	2,198
Total restructuring, acquisition and divestiture related costs	$2,439	$1,581	$2,464	$2,398

2018 Restructuring

During the second quarter of 2018, the Company initiated a program to integrate manufacturing operations as a result of recent acquisition activities. During the three months ended June 29, 2018, the Company recorded $1.0 million in severance and related costs in connection with the 2018 restructuring plan. These costs were reported in the Vision reportable segment.

2016 Restructuring

During the third quarter of 2015, the Company initiated the 2016 restructuring program, which included consolidating certain manufacturing operations to optimize its facility footprint and better utilize resources, and reducing redundant costs due to productivity cost savings and business volume reductions. As of June 29, 2018, the Company incurred cumulative costs related to this restructuring plan totaling $6.5 million. The plan was completed in 2017.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Other
Balance at December 31, 2017	$806	$39	$763	$4
Restructuring charges	988	945	—	43
Cash payments	(269)	(38)	(188)	(43)
Non-cash write-offs and other adjustments	(7)	(7)	—	—
Balance at June 29, 2018	$1,518	$939	$575	$4

Acquisition and Related Charges

Acquisition related costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $0.3 million for the three and six months ended June 29, 2018, respectively, and $1.4 million and $2.2 million for the three and six months ended June 30, 2017, respectively. Acquisition related costs recognized under earn-out agreements in connection with acquisitions totaled $1.1 million for the three and six months ended June 29, 2018, respectively. The majority of acquisition related costs for the three and six months ended June 29, 2018 were included in the Company’s Precision Motion reportable segment.

14. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating and capital lease agreements. There have been no material changes to the Company’s leases through June 29, 2018 from those discussed in Note 16 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, other than a twelve-year extension (the “First

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

Amendment to Amended and Restated Lease”) to the Company’s lease for its Bedford, Massachusetts headquarters signed in May 2018. Under the terms of the First Amendment to Amended and Restated Lease, the expiration date of the Bedford, Massachusetts lease is extended from May 31, 2019 to May 31, 2031. The Company’s annual rental payment under the First Amendment to Amended and Restated Lease is $1.8 million with 2.5% annual escalations. Total future minimum lease payments under the First Amendment to Amended and Restated Lease is $26.8 million as of June 29, 2018.

Purchase Commitments

There have been no material changes to the Company’s purchase commitments since December 31, 2017.

Legal Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company reviews the status of each significant matter and assesses the potential financial exposure on a quarterly basis. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available as of the date of the consolidated balance sheet. As additional information becomes available, the Company reassesses the potential liability related to any pending claims and litigation and may revise its estimates. The Company does not believe that the outcome of these claims will have a material adverse effect on its consolidated financial statements but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect on its consolidated financial statements.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

The initial value of the noncontrolling interest was measured at a fair value of £17.7 million ($21.6 million) as of January 10, 2017. This was determined using a combination of the discounted cash flow method (an income approach), the guideline public company method (a market approach), and the subject company transaction method (a market approach). On the consolidated balance sheet, the Company reports the redeemable noncontrolling interest at the higher of (i) the carrying value without any redemption value adjustments or (ii) the estimated redemption value as of the end of the reporting period.  The estimated redemption value is determined as of the end of the reporting period as if it were also the redemption date for the instrument. The resulting adjustments are recorded in retained earnings in shareholders’ equity and do not affect net income attributable to Novanta Inc. However, these adjustments are included in the determination of earnings per common share (See Note 5).

During the six months ended June 29, 2018, the Company increased the reported value of the redeemable noncontrolling interest by $5.1 million to reflect the estimated redemption value as of June 29, 2018. The following table summarizes the changes in the Company’s redeemable noncontrolling interest in the six months ended June 29, 2018 (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2017	$46,923
Acquisition of noncontrolling interest	(149)
Net income attributable to noncontrolling interest	1,551
Adjustment of redeemable noncontrolling interest to estimated redemption value	5,096
Foreign currency translation	(1,815)
Balance as of June 29, 2018	$51,606

16. Related Party Transactions

Certain members of the Company’s board of directors currently serve on the board of directors or as an executive of companies that are customers of the Company. All contracts with related parties are executed at arm’s length in the ordinary course of business. The aggregate revenue from these customers was $8.5 million and $20.3 million for the three and six months ended June 29, 2018, respectively. There was $2.2 million in accounts receivable due from these customers as of June 29, 2018. There were no material transactions with related parties in the three and six months ended June 30, 2017.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

vision technologies; radio frequency identification (“RFID”) technologies; thermal printers; spectrometry technologies; and embedded touch screen solutions. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Precision Motion

The Precision Motion segment designs, manufactures and markets optical and inductive encoders, precision motor and motion control technology, air bearing spindles and precision machined components to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Revenue
Photonics	$64,062	$57,885	$125,893	$108,621
Vision	53,823	34,031	110,032	66,793
Precision Motion	32,515	27,186	61,440	52,662
Total	$150,400	$119,102	$297,365	$228,076

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Gross Profit
Photonics	$30,737	$26,668	$60,292	$48,457
Vision	20,441	14,440	40,162	27,586
Precision Motion	14,702	12,749	27,962	24,267
Unallocated Corporate and Shared Services	(651)	(368)	(1,028)	(727)
Total	$65,229	$53,489	$127,388	$99,583

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Gross Profit Margin
Photonics	48.0%	46.1%	47.9%	44.6%
Vision	38.0%	42.4%	36.5%	41.3%
Precision Motion	45.2%	46.9%	45.5%	46.1%
Total	43.4%	44.9%	42.8%	43.7%

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Operating Income (Loss)
Photonics	$16,184	$12,564	$31,507	$20,771
Vision	391	2,522	866	4,047
Precision Motion	7,612	7,581	16,219	14,745
Unallocated Corporate and Shared Services	(7,072)	(6,920)	(14,250)	(13,477)
Total	$17,115	$15,747	$34,342	$26,086

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Depreciation and Amortization
Photonics	$2,966	$3,783	$6,033	$7,027
Vision	5,097	2,477	10,271	4,914
Precision Motion	841	592	1,344	1,158
Unallocated Corporate and Shared Services	216	242	539	477
Total	$9,120	$7,094	$18,187	$13,576

Revenue by Geography

The Company aggregates geographic revenue based on the customer location where products are shipped. Revenue from these customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
United States	$60,467	$51,618	$118,580	$98,829
Germany	21,012	14,781	41,081	29,079
Rest of Europe	23,347	14,430	50,407	28,012
China	18,367	13,986	33,970	25,461
Rest of Asia-Pacific	24,987	20,877	49,707	40,742
Other	2,220	3,410	3,620	5,953
Total	$150,400	$119,102	$297,365	$228,076

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

Revenue by End Market

The Company primarily operates in two end markets: the advanced industrial market and the medical market. Revenue by end market was approximately as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Advanced Industrial	50%	60%	50%	60%
Medical	50%	40%	50%	40%
Total	100%	100%	100%	100%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JUNE 29, 2018

(Unaudited)

The majority of revenue from our Photonics and Precision Motion segments is generated from sales to customers in the advanced industrial market. The majority of revenue from our Vision segment is generated from sales to customers in the medical market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, our belief that the Purchasing Managers Index (PMI) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; expectations regarding acquisitions; drivers of revenue growth; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases; anticipated revenue performance; changes in accounting principles and changes in actual or assumed tax liabilities; anticipated impact from the U.S. Tax Cuts and Jobs Act; and expectations regarding tax exposures. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: the PMI not providing a good indication of the impact of general economic conditions on our sales into the advanced industrial end market in any particular period or at all; economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activities; negative effect on global economic conditions, financial markets and our business as a result of the United Kingdom’s plan for withdrawal from the European Union and the actions of the current U.S. government, including its policies on trade tariffs and reactions from other countries to any new tariffs imposed by the U.S.; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; failure to introduce new products in a timely manner; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; changes in interest rates, credit ratings or foreign currency exchange rates; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; our failure to comply with local import and export regulations in the jurisdictions in which we operate; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business or grow acquired businesses; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; production difficulties and product delivery delays or disruptions; our compliance, or our failure to comply, with various federal, state and foreign regulations; our exposure to medical device regulation, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products; changes in governmental regulation of our business or products; our compliance, or failure to comply, with environmental regulations; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; changes in tax laws, and fluctuations in our effective tax rates; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; volatility in the market price for our common shares; our ability to access cash and other assets of our subsidiaries; provisions of our articles of incorporation delaying or preventing a change in control; our significant existing indebtedness limiting our ability to engage in certain activities; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 under the heading “Risk Factors.” In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required under applicable law.

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

Precision Motion

Our Precision Motion segment designs, manufactures and markets optical and inductive encoders, precision motor and motion control technology, air bearing spindles and precision machined components to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

End Markets

We primarily operate in two end markets: the advanced industrial market and the medical market.

Advanced Industrial Market

For the three and six months ended June 29, 2018, the advanced industrial market accounted for approximately 50% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

For the three and six months ended June 29, 2018, the medical market accounted for approximately 50% of our revenue. Our revenue from products sold to the medical market is generally affected by hospital and other health care provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, trends in surgical procedures, changes in technology requirements, changes in customers or patient preferences, and general demographic trends.

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

Significant Events and Updates

Acquisition of Zettlex Holdings Limited

On May 1, 2018, we acquired 100% of the outstanding stock of Zettlex Holdings Limited (“Zettlex”), a Cambridge, United Kingdom-based provider of inductive encoder products that can provide absolute and accurate positioning, even in extreme operating environments, to OEMs in the medical and advanced industrial markets. The purchase price of £22.7 million ($31.2 million), subject to customary working capital adjustments, was financed with cash on hand and our revolving credit facility. We expect that the addition of Zettlex will broaden the range of components and solutions that we can provide our customers by combining our commercial resources and application-specific competencies with Zettlex's technologies and strong team. Zettlex is included in our Precision Motion reportable segment.

Results of Operations for the Three and Six Months Ended June 29, 2018 Compared with the Three and Six Months Ended June 30, 2017

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	56.6	55.1	57.2	56.3
Gross profit	43.4	44.9	42.8	43.7
Operating expenses:
Research and development and engineering	8.3	7.6	8.3	8.0
Selling, general and administrative	19.4	20.0	19.7	20.5
Amortization of purchased intangible assets	2.6	2.8	2.6	2.7
Restructuring, acquisition and divestiture related costs	1.6	1.3	0.8	1.1
Total operating expenses	32.0	31.7	31.3	32.2
Operating income	11.4	13.2	11.5	11.4
Interest income (expense), net	(1.7)	(1.2)	(1.7)	(1.2)
Foreign exchange transaction gains (losses), net	0.1	0.4	(0.1)	0.2
Other income (expense), net	(0.0)	(0.1)	(0.0)	(0.1)
Gain on acquisition of business	—	—	—	11.6
Income before income taxes	9.8	12.3	9.8	22.0
Income tax provision	2.0	3.9	1.6	2.5
Consolidated net income	7.7	8.4	8.2	19.4
Less: Net income attributable to noncontrolling interest	(0.4)	(0.5)	(0.5)	(0.3)
Net income attributable to Novanta Inc.	7.3%	7.9%	7.7%	19.1%

Overview of Financial Results

Total revenue for the three months ended June 29, 2018 increased $31.3 million, or 26.3%, versus the prior year period. The effect of our current and prior year acquisitions resulted in an increase in revenue of $21.8 million, or 18.3%. In addition, foreign currency exchange rates favorably impacted our revenue by $2.1 million, or 1.8%, for the three months ended June 29, 2018.

Total revenue for the six months ended June 29, 2018 increased $69.3 million, or 30.4%, versus the prior year period. The effect of our current and prior year acquisitions resulted in an increase in revenue of $46.4 million, or 20.4%. In addition, foreign currency exchange rates favorably impacted our revenue by $5.8 million, or 2.5%, for the six months ended June 29, 2018.

Operating income increased $1.4 million from $15.7 million for the three months ended June 30, 2017 to $17.1 million for the three months ended June 29, 2018. This increase was primarily attributable to an increase in gross profit of $11.7 million as a result of higher revenue, partially offset by an increase in operating expenses of $10.4 million primarily due to current and prior year acquisitions.

Operating income increased $8.2 million from $26.1 million for the six months ended June 30, 2017 to $34.3 million for the six months ended June 29, 2018. This increase was primarily attributable to an increase in gross profit of $27.8 million as a result of higher revenue, partially offset by an increase in operating expenses of $19.5 million primarily due to current and prior year acquisitions.

Diluted earnings per share (“Diluted EPS”) of $0.32 for the three months ended June 29, 2018 increased $0.16 from the prior year period. This increase was primarily attributable to a $4.0 million decrease in the Laser Quantum nontaxable redeemable noncontrolling interest redemption value adjustment from the prior year period. Diluted EPS for the three months ended June 29, 2018 was positively impacted by a $0.3 million reduction in the redeemable noncontrolling interest redemption value, while Diluted EPS for the three months ended June 30, 2017 was negatively impacted by a $3.7 million increase in the redeemable noncontrolling interest redemption value. (See Note 5 to the accompanying Consolidated Financial Statements.)

Diluted EPS of $0.50 for the six months ended June 29, 2018 decreased $0.63 from the prior year period. This decrease was primarily attributable to the $26.4 million nontaxable gain recognized from the acquisition of the additional approximately 35% of Laser Quantum equity interest in the prior year and the relative impact of the Laser Quantum redeemable noncontrolling interest redemption value adjustment in the respective periods. Diluted EPS for the six months ended June 29, 2018 was negatively impacted by a $5.1 million redeemable noncontrolling interest redemption value adjustment, while Diluted EPS for the six months ended June 30, 2017 was negatively impacted by a $3.7 million redeemable noncontrolling interest redemption value adjustment. (See Note 5 to the accompanying Consolidated Financial Statements.)

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	June 29,	June 30,	Increase	Percentage
	2018	2017	(Decrease)	Change
Photonics	$64,062	$57,885	$6,177	10.7%
Vision	53,823	34,031	19,792	58.2%
Precision Motion	32,515	27,186	5,329	19.6%
Total	$150,400	$119,102	$31,298	26.3%

	Six Months Ended
	June 29,	June 30,	Increase	Percentage
	2018	2017	(Decrease)	Change
Photonics	$125,893	$108,621	$17,272	15.9%
Vision	110,032	66,793	43,239	64.7%
Precision Motion	61,440	52,662	8,778	16.7%
Total	$297,365	$228,076	$69,289	30.4%

Photonics

Photonics segment revenue for the three months ended June 29, 2018 increased by $6.2 million, or 10.7%, versus the prior year period primarily due to an increase in revenue of our optical light engine products and our laser beam delivery products of $4.9 million as a result of increased volumes in the advanced industrial and medical markets.

Photonics segment revenue for the six months ended June 29, 2018 increased by $17.3 million, or 15.9%, versus the prior year period primarily due to an increase in revenue of our optical light engine products and our laser beam delivery products of $15.7 million as a result of increased volumes in the advanced industrial and medical markets.

Vision

Vision segment revenue for the three months ended June 29, 2018 increased by $19.8 million, or 58.2%, versus the prior year period primarily as a result of the WOM acquisition in July 2017, which increased segment revenue by $20.0 million.

Vision segment revenue for the six months ended June 29, 2018 increased by $43.2 million, or 64.7%, versus the prior year period primarily as a result of the WOM acquisition in July 2017, which increased segment revenue by $44.6 million.

Precision Motion

Precision Motion segment revenue for the three months ended June 29, 2018 increased by $5.3 million, or 19.6%, versus the prior year period primarily due to an increase in revenue of our air bearing spindle products and our precision motor components products as a result of increased demand in the advanced industrial market, and our inductive encoders product revenue from the Zettlex acquisition.

Precision Motion segment revenue for the six months ended June 29, 2018 increased by $8.8 million, or 16.7%, versus the prior year period primarily due to an increase in revenue of our air bearing spindle products and our precision motor components products as a result of increased demand in the advanced industrial market, and our inductive encoders product revenue from the Zettlex acquisition.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Gross profit:
Photonics	$30,737	$26,668	$60,292	$48,457
Vision	20,441	14,440	40,162	27,586
Precision Motion	14,702	12,749	27,962	24,267
Unallocated Corporate and Shared Services	(651)	(368)	(1,028)	(727)
Total	$65,229	$53,489	$127,388	$99,583
Gross profit margin:
Photonics	48.0%	46.1%	47.9%	44.6%
Vision	38.0%	42.4%	36.5%	41.3%
Precision Motion	45.2%	46.9%	45.5%	46.1%

Total	43.4%	44.9%	42.8%	43.7%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended June 29, 2018 increased $4.1 million, or 15.3%, versus the prior year period, primarily due to an increase in revenue. Photonics segment gross profit margin was 48.0% for the three months ended June 29, 2018, versus a gross profit margin of 46.1% for the prior year period. The increase in gross profit margin was primarily attributable to productivity improvements, changes in product mix and better factory utilization from higher volumes.

Photonics segment gross profit for the six months ended June 29, 2018 increased $11.8 million, or 24.4%, versus the prior year period, primarily due to an increase in revenue. Photonics segment gross profit margin was 47.9% for the six months ended June 29, 2018, versus a gross profit margin of 44.6% for the prior year period. The increase in gross profit margin was primarily attributable to productivity improvements, changes in product mix and better factory utilization from higher volumes. Amortization of inventory fair value adjustments and amortization of developed technologies also decreased $1.3 million, which resulted in a 1.0 percentage point increase in gross profit margin.

Vision

Vision segment gross profit for the three months ended June 29, 2018 increased $6.0 million, or 41.6%, versus the prior year period, primarily due to gross profit from the WOM acquisition. Vision segment gross profit margin was 38.0% for the three months ended June 29, 2018, versus a gross profit margin of 42.4% for the prior year period. The decrease in gross profit margin was primarily attributable to unfavorable product mix and an increase in amortization of developed technologies of $1.0 million, which resulted in a 1.9 percentage point decrease in gross profit margin.

Vision segment gross profit for the six months ended June 29, 2018 increased $12.6 million, or 45.6%, versus the prior year period, primarily due to gross profit from the WOM acquisition. Vision segment gross profit margin was 36.5% for the six months ended June 29, 2018, versus a gross profit margin of 41.3% for the prior year period. The decrease in gross profit margin was primarily attributable to unfavorable product mix and an increase in amortization of developed technologies of $2.1 million, which resulted in a 1.9 percentage point decrease in gross profit margin.

Precision Motion

Precision Motion segment gross profit for the three months ended June 29, 2018 increased $2.0 million, or 15.3%, versus the prior year period, primarily due to an increase in revenue. Precision Motion segment gross profit margin was 45.2% for the three months ended June 29, 2018, versus a gross profit margin of 46.9% for the prior year period. The decrease in gross profit margin was primarily related to cost of poor quality impacts.

Precision Motion segment gross profit for the six months ended June 29, 2018 increased $3.7 million, or 15.2%, versus the prior year period, primarily due to an increase in revenue. Precision Motion segment gross profit margin was 45.5% for the six months ended June 29, 2018, versus a gross profit margin of 46.1% for the prior year period. The decrease in gross profit margin was primarily related to cost of poor quality impacts.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Research and development and engineering	$12,551	$9,004	$24,540	$18,219
Selling, general and administrative	29,231	23,810	58,451	46,684
Amortization of purchased intangible assets	3,893	3,347	7,591	6,196
Restructuring, acquisition and divestiture related costs	2,439	1,581	2,464	2,398
Total	$48,114	$37,742	$93,046	$73,497

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $12.6 million, or 8.3% of revenue, during the three months ended June 29, 2018, versus $9.0 million, or 7.6% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to R&D expenses from WOM, which was acquired in July 2017.

R&D expenses were $24.5 million, or 8.3% of revenue, during the six months ended June 29, 2018, versus $18.2 million, or 8.0% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to R&D expenses from WOM, which was acquired in July 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $29.2 million, or 19.4% of revenue, during the three months ended June 29, 2018, versus $23.8 million, or 20.0% of revenue, during the prior year period. SG&A expenses decreased as a percentage of revenue due to leverage. SG&A expenses increased in terms of total dollars primarily due to current and prior year acquisitions.

SG&A expenses were $58.5 million, or 19.7% of revenue, during the six months ended June 29, 2018, versus $46.7 million, or 20.5% of revenue, during the prior year period. SG&A expenses decreased as a percentage of revenue due to leverage. SG&A expenses increased in terms of total dollars primarily due to current and prior year acquisitions.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $3.9 million, or 2.6% of revenue, during the three months ended June 29, 2018, versus $3.3 million, or 2.8% of revenue, during the prior year period. The increase, in terms of total dollars, was the result of acquired intangible assets from current and prior year acquisitions.

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $7.6 million, or 2.6% of revenue, during the six months ended June 29, 2018, versus $6.2 million, or 2.7% of revenue, during the prior year period. The increase, in terms of total dollars, was related to the increase in amortization of acquired intangible assets from current and prior year acquisitions.

Restructuring, Acquisition and Divestiture Related Costs

We recorded restructuring, acquisition and divestiture related costs of $2.4 million during the three months ended June 29, 2018, versus $1.6 million during the prior year period. Restructuring, acquisition and divestiture related costs in the three months ending June 29, 2018 included restructuring charges of $1.0 million related to the 2018 restructuring program and acquisition related costs of $1.4 million primarily associated with the Zettlex acquisition. Restructuring, acquisition and divestiture related costs in the three months ended June 30, 2017 primarily included acquisition related costs related to professional services fees for acquisitions.

We recorded restructuring, acquisition and divestiture related costs of $2.5 million during the six months ended June 29, 2018, versus $2.4 million during the prior year period. Restructuring, acquisition and divestiture related costs in the six months ending June 29, 2018 included restructuring charges of $1.0 million related to the 2018 restructuring program and acquisition related costs of $1.5 million primarily associated with the Zettlex acquisition. Restructuring, acquisition and divestiture related costs in the six months ended June 30, 2017 primarily included acquisition related costs related to professional services fees for acquisitions.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Operating Income (Loss)
Photonics	$16,184	$12,564	$31,507	$20,771
Vision	391	2,522	866	4,047
Precision Motion	7,612	7,581	16,219	14,745
Unallocated Corporate and Shared Services	(7,072)	(6,920)	(14,250)	(13,477)
Total	$17,115	$15,747	$34,342	$26,086

Photonics

Photonics segment operating income was $16.2 million, or 25.3% of revenue, during the three months ended June 29, 2018, versus $12.6 million, or 21.7% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $4.1 million.

Photonics segment operating income was $31.5 million, or 25.0% of revenue, during the six months ended June 29, 2018, versus $20.8 million, or 19.1% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $11.8 million, partially offset by an increase in SG&A expenses of $1.0 million.

Vision

Vision segment operating income was $0.4 million, or 0.7% of revenue, during the three months ended June 29, 2018, versus $2.5 million, or 7.4% of revenue, during the prior year period. The decrease in operating income was primarily due to an increase in amortization expenses of $1.8 million primarily related to the WOM acquisition, and a $0.8 million increase in restructuring costs primarily related to the 2018 restructuring program.

Vision segment operating income was $0.9 million, or 0.8% of revenue, during the six months ended June 29, 2018, versus $4.0 million, or 6.1% of revenue, during the prior year period. The decrease in operating income was primarily due to an increase in amortization expenses of $3.7 million primarily related to the WOM acquisition, and a $0.5 million increase in restructuring and acquisition related charges.

Precision Motion

Precision Motion segment operating income was $7.6 million, or 23.4% of revenue, during the three months ended June 29, 2018, versus $7.6 million, or 27.9% of revenue, during the prior year period. The decrease in operating income as a percentage of revenue was primarily related to earn-out costs and higher amortization of intangible assets associated with the Zettlex acquisition.

Precision Motion segment operating income was $16.2 million, or 26.4% of revenue, during the six months ended June 29, 2018, versus $14.7 million, or 28.0% of revenue, during prior year period. The increase in operating income was primarily due to an increase in gross profit of $3.7 million, partially offset by an increase in SG&A expenses of $1.1 million and an increase in acquisition related costs of $0.7 million primarily related to earn-out costs associated with the Zettlex acquisition. The decrease in operating income as a percentage of revenue was primarily attributable to earn-out costs and higher amortization of intangible assets associated with the Zettlex acquisition.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended June 29, 2018 increased by $0.2 million versus the prior year period.

Unallocated corporate and shared services costs for the six months ended June 29, 2018 increased by $0.8 million versus the prior year period primarily due to an increase in professional services fees and an increase in compensation expense as a result of higher headcount and stock-based compensation expense, partially offset by a reduction in acquisition related costs of $1.1 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Interest income (expense), net	$(2,561)	$(1,435)	$(4,919)	$(2,763)
Foreign exchange transaction gains (losses), net	177	486	(230)	485
Other income (expense), net	(46)	(119)	(87)	(150)
Gain on acquisition of business	—	—	—	26,409

Interest Income (Expense), Net

Net interest expense was $2.6 million for the three months ended June 29, 2018, versus $1.4 million in the prior year period. The increase in net interest expense was primarily due to an increase in average debt levels as a result of current and prior year acquisitions. The weighted average interest rate on our senior credit facilities was 3.68% during the three months ended June 29, 2018, versus 3.76% during the three months ended June 30, 2017.

Net interest expense was $4.9 million for the six months ended June 29, 2018, versus $2.8 million in the prior year period. The increase in net interest expense was primarily due to an increase in average debt levels as a result of current and prior year acquisitions. The weighted average interest rate on our senior credit facilities was 3.58% during the six months ended June 29, 2018 versus 3.72% for the six months ended June 30, 2017.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were $0.2 million net gains for the three months ended June 29, 2018, versus $0.5 million net gains in the prior year period. The decrease in net gains was due to changes in the value of the U.S. Dollar against the British Pound and Euro, partially offset by realized gains from foreign currency contracts.

Foreign exchange transaction gains (losses), net, were $0.2 million net losses for the six months ended June 29, 2018, versus $0.5 million net gains in the prior year period primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro, partially offset by realized gains from foreign currency contracts.

Other Income (Expense), Net

Other income (expense) was nominal for both the three and six months ended June 29, 2018, respectively, and the three and six months ended June 30, 2017, respectively.

Gain on Acquisition of Business

The gain on acquisition of business during the six months ended June 30, 2017 was related to a nontaxable gain of $26.4 million recognized upon gaining control of Laser Quantum in January 2017 as a result of acquiring an additional approximately 35% of its outstanding shares.

Income Taxes

Our effective tax rate for the three months ended June 29, 2018 was 20.8%, versus 31.9% for the prior year. Our effective tax rate of 20.8% for the three months ended June 29, 2018 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, including the benefit of the new 21% U.S. corporate income tax rate and estimated deductions for Foreign Derived Intangible Income under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”), and U.K. patent box deductions and other tax credits; offset by non-deductible expenses recognized under an earn-out agreement in connection with the Zettlex acquisition.

Our effective tax rate for the six months ended June 29, 2018 was 16.0%, versus 11.6% for the prior year. Our effective tax rate of 16.0% for the six months ended June 29, 2018 differs from the Canadian statutory rate of 29.0% due to the mix of income earned in jurisdictions with varying tax rates, including the benefit of the new 21% U.S. corporate income tax rate and estimated deductions for Foreign Derived Intangible Income under the Tax Reform Act, U.K. patent box deductions and other tax credits, and windfall tax benefits upon vesting of certain equity awards during the period; offset by non-deductible expenses recognized under an earn-out agreement in connection with the Zettlex acquisition. During the six months ended June 30, 2017, we reported a nontaxable gain of $26.4 million on our previously-held Laser Quantum equity interest and wrote off $1.4 million of Laser Quantum related deferred tax liability, which had a combined 18.9% favorable impact on the effective tax rate in the prior year.

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

In October 2013, the Company’s Board of Directors authorized a share repurchase plan under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. The shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. The Company expects to fund the share repurchases through cash on hand and future cash generated from operations. As of December 31, 2017, the Company had repurchased a cumulative total of 296 thousand shares for an aggregate purchase price of $4.2 million at an average price of $14.05 per share. During the six months ended June 29, 2018, the Company repurchased 30 thousand shares for an aggregate purchase price of $1.9 million at an average price of $63.88 per share.

As of June 29, 2018, $79.6 million of our $107.3 million cash and cash equivalents was held by subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our revolving credit facility. Approximately 65.1% of our outstanding borrowings under our Senior Credit Facilities (defined below) was held in our subsidiaries outside of Canada and the United States. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries. In certain instances, we have identified excess cash for which we may repatriate and have established liabilities for the expected tax cost. Because of our ownership structure, our foreign entities outside the U.S. are not considered controlled foreign corporations of the U.S. company, as defined under U.S. tax principles, and accordingly, the accumulated earnings of these foreign subsidiaries are not subject to the one-time toll charge under the Tax Reform Act.

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

As of June 29, 2018, we had term loans of $83.7 million and revolving loans of $156.4 million outstanding under the Second Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum leverage ratio and a minimum fixed charge coverage ratio (as defined in the Second Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of June 29, 2018:

	Requirement	Actual
Maximum consolidated leverage ratio	4.00	1.99
Minimum consolidated fixed charge coverage ratio	1.50	5.02

Cash Flows for the Six Months Ended June 29, 2018 and June 30, 2017

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Six Months Ended
	June 29,	June 30,
	2018	2017
Net cash provided by operating activities	$40,365	$29,522
Net cash used in investing activities	$(34,632)	$(37,905)
Net cash provided by financing activities	$2,712	$28,288

	June 29,	December 31,
	2018	2017
Cash and cash equivalents	$107,261	$100,057
Unused and available funds under revolving credit facility	$168,595	$175,547

Our cash flows for the six months ended June 29, 2018 were not affected by the $5.1 million Laser Quantum redeemable noncontrolling interest redemption value adjustment because it was non-cash and was not reported in our consolidated statement of operations.

Operating Cash Flows

Cash provided by operating activities was $40.4 million for the six months ended June 29, 2018, versus $29.5 million for the prior year. Cash provided by operating activities for the six months ended June 29, 2018 increased from the prior year primarily due to the increase in operating income.

Cash provided by operating activities for the six months ended June 29, 2018 was positively impacted by a decrease in our days sales outstanding which decreased from 51 days at December 31, 2017 to 46 days at June 29, 2018 and by an increase in our days payables outstanding which increased from 43 days at December 31, 2017 to 45 days at June 29, 2018. Cash provided by operating activities was negatively impacted by an increase in inventories, as our inventory turnover ratio decreased from 3.7 at December 31, 2017 to 3.5 at June 29, 2018, a decrease in accrued expenses and an increase in income tax payments. During the six months ended June 29, 2018, we paid $2.8 million as the final Applimotion contingent consideration payment which had been accrued for as of December 31, 2017.

Cash provided by operating activities for the six months ended June 30, 2017 was positively impacted by an increase in our outstanding payables and accrued expenses. Cash provided by operating activities was negatively impacted by an increase in outstanding trade receivables and an increase in inventories, excluding inventories from the Laser Quantum and ThingMagic acquisitions, as our inventory turnover ratio decreased from 3.7 at December 31, 2016 to 3.4 at June 30, 2017.

Investing Cash Flows

Cash used in investing activities was $34.6 million for the six months ended June 29, 2018, primarily related to $27.4 million cash outflows (net of cash acquired of $3.8 million) related to the Zettlex acquisition in May 2018 and $7.3 million in capital expenditures.

Cash used in investing activities was $37.9 million for the six months ended June 30, 2017, primarily driven by our acquisitions of ThingMagic and Laser Quantum. In connection with these acquisitions, we paid $50.1 million in cash considerations, which is reported as $34.8 million cash outflows from investing activities (net of cash acquired of $15.3 million and working capital adjustments) for the six months ended June 30, 2017. We also paid $3.1 million for capital expenditures during the six months ended June 30, 2017.

Financing Cash Flows

Cash provided by financing activities was $2.7 million for the six months ended June 29, 2018, primarily due to $30.3 million of borrowings under our revolving credit facility used to fund a portion of the cash consideration paid for the Zettlex acquisition, partially offset by $4.6 million of contractual term loan payments, $17.2 million of optional repayments of borrowings under our revolving credit facility, $3.4 million of payroll tax payments on stock-based compensation awards, $1.9 million of repurchases of  common stock and $0.3 million of principal payments under our capital lease obligations.

Cash provided by financing activities was $28.3 million for the six months ended June 30, 2017, primarily due to $42.0 million of borrowings under our revolving credit facility used to fund a portion of the cash considerations paid for the ThingMagic and Laser Quantum acquisitions, partially offset by $3.8 million of contractual term loan payments, $5.0 million of optional repayments of borrowings under our revolving credit facility, $2.4 million of contingent consideration payments, $1.8 million of payroll tax payments on stock-based compensation awards, $0.4 million of repurchases of common stock and $0.4 million of principal payments under our capital lease obligations.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Excluding the £22.0 million borrowings under our revolving credit facility to fund the Zettlex acquisition and the First Amendment to Amended and Restated Lease signed in May 2018 for our Bedford, Massachusetts headquarters, through June 29, 2018, we have not entered into any material new or modified contractual obligations since December 31, 2017. Borrowings under our revolving credit facility are due in May 2021, the maturity date of our Senior Credit Facilities, and may be repaid at any time before then without prepayment penalties. Our annual rental payment under the First Amendment to Amended and Restated Lease is $1.8 million with 2.5% annual escalations. Total future minimum lease payments under the First Amendment to Amended and Restated Lease is $26.8 million as of June 29, 2018.

Off-Balance Sheet Arrangements

Through June 29, 2018, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except for the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09” or “Topic 606”), through June 29, 2018, there have been no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended June 29, 2018, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 29, 2018, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 29, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 29, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the migration of our Vision segment’s JADAK business line to the Company’s primary ERP system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of the Company’s common stock during the three months ended June 29, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
April 2 - May 4, 2018	—	$—	—	$5,843,800
May 5 - June 1, 2018	12,800	$62.91	12,800	$5,038,607
June 2 - June 29, 2018	17,400	$64.59	17,400	$3,914,732
Total	30,200	$63.88	30,200

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

(2)The Company has repurchased 326,093 shares of its common shares pursuant to the share repurchase program since its adoption.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Agreement on the Sale and Transfer of all Shares in W.O.M. World of Medicine GmbH, dated June 6, 2017, between Novanta Europe GmbH, Novanta Inc., and Aton GmbH.	8-K	001-35083	2.1	06/09/17

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-202597	3.1	03/09/15

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	S-3	333-202597	3.2	03/09/15

3.5	Articles of Amendment of the Registrant, dated May 11, 2016.	8-K	001-35083	10.1	05/12/16

10.1	First Amendment, dated May 7, 2018, to Amended and Restated Lease (dated as of May 1, 2012) by and between Novanta Corporation and 125 Middlesex Turnpike, LLC.	10-Q	001-35083	10.2	05/08/18

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

† This exhibit constitutes a management contract, compensatory plan, or arrangement.

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 29, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 29, 2018 and June 30, 2017, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2018 and June 30, 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 29, 2018 and June 30, 2017, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	August 8, 2018
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	August 8, 2018
Robert J. Buckley