Form 10-Q
period 2018-09-28
NOVANTA INC
filed 2018-11-06
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 2, 2018, there were 34,905,121 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	September 28,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$111,814	$100,057
Accounts receivable, net of allowance of $323 and $554, respectively	88,921	81,482
Inventories	98,917	91,278
Prepaid income taxes and income taxes receivable	3,995	4,387
Prepaid expenses and other current assets	9,527	10,675
Total current assets	313,174	287,879
Property, plant and equipment, net	66,204	61,718
Deferred tax assets	8,059	7,052
Other assets	1,579	4,018
Intangible assets, net	150,648	155,048
Goodwill	219,772	210,988
Total assets	$759,436	$726,703
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$9,131	$9,119
Accounts payable	48,306	39,793
Income taxes payable	2,400	5,942
Accrued expenses and other current liabilities	48,665	43,314
Total current liabilities	108,502	98,168
Long-term debt	247,293	225,500
Deferred tax liabilities	24,920	25,672
Income taxes payable	4,313	3,754
Other liabilities	14,732	15,141
Total liabilities	399,760	368,235
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	—	46,923
Stockholders’ equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,916 and 34,595, respectively	423,856	423,856
Additional paid-in capital	45,940	33,309
Accumulated deficit	(90,736)	(127,740)
Accumulated other comprehensive loss	(19,384)	(17,880)
Total stockholders' equity	359,676	311,545
Total liabilities, noncontrolling interest and stockholders’ equity	$759,436	$726,703

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Revenue	$160,794	$146,296	$458,159	$374,372
Cost of revenue	91,160	87,589	261,137	216,082
Gross profit	69,634	58,707	197,022	158,290
Operating expenses:
Research and development and engineering	13,204	11,659	37,744	29,878
Selling, general and administrative	29,147	27,590	87,598	74,274
Amortization of purchased intangible assets	3,947	3,217	11,538	9,413
Restructuring, acquisition and divestiture related costs	2,341	3,834	4,805	6,232
Total operating expenses	48,639	46,300	141,685	119,797
Operating income	20,995	12,407	55,337	38,493
Interest income (expense), net	(2,396)	(2,111)	(7,315)	(4,874)
Foreign exchange transaction gains (losses), net	66	(661)	(164)	(176)
Other income (expense), net	(44)	(138)	(131)	(288)
Gain on acquisition of business	—	—	—	26,409
Income before income taxes	18,621	9,497	47,727	59,564
Income tax provision	3,632	1,131	8,276	6,934
Consolidated net income	14,989	8,366	39,451	52,630
Less: Net income attributable to noncontrolling interest	(435)	(834)	(1,986)	(1,444)
Net income attributable to Novanta Inc.	$14,554	$7,532	$37,465	$51,186

Earnings (loss) per common share attributable to Novanta Inc. (Note 5):
Basic	$0.61	$(0.00)	$1.12	$1.15
Diluted	$0.60	$(0.00)	$1.11	$1.13

Weighted average common shares outstanding—basic	34,899	34,833	34,918	34,809
Weighted average common shares outstanding—diluted	35,485	34,833	35,469	35,235

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Consolidated net income	$14,989	$8,366	$39,451	$52,630
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(490)	3,311	(2,482)	8,340
Pension liability adjustments, net of tax (2)	223	(45)	978	43
Total other comprehensive income	(267)	3,266	(1,504)	8,383
Total consolidated comprehensive income	14,722	11,632	37,947	61,013
Less: Comprehensive income attributable to noncontrolling interest	(435)	(834)	(1,986)	(1,444)
Comprehensive income attributable to Novanta Inc.	$14,287	$10,798	$35,961	$59,569

(1)	The tax effect on this component of comprehensive income was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income was nominal for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	September 28,	September 29,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$39,451	$52,630
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	27,386	22,440
Provision for inventory excess and obsolescence	1,765	1,837
Share-based compensation	5,475	4,223
Deferred income taxes	(3,309)	(2,913)
Earnings from equity-method investment	—	(104)
Gain on acquisition of business	—	(26,409)
Inventory acquisition fair value adjustment	—	4,754
Other	510	1,297
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(5,747)	(3,859)
Inventories	(9,041)	(11,806)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	1,234	(5,806)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	10,101	5,975
Other non-current assets and liabilities	(105)	(972)
Cash provided by operating activities	67,720	41,287
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,645)	(6,502)
Acquisition of businesses, net of cash acquired and working capital adjustments	(29,600)	(168,332)
Acquisition of assets	(1,225)	—
Other investing activities	213	44
Cash used in investing activities	(42,257)	(174,790)
Cash flows from financing activities:
Borrowings under revolving credit facility	55,253	176,769
Repayments of long-term debt and revolving credit facility	(29,059)	(15,625)
Payments of debt issuance costs	—	(638)
Payments of contingent considerations	—	(2,546)
Repurchase of common stock	(3,765)	(370)
Payments of withholding taxes from stock-based awards	(3,483)	(1,846)
Capital lease payments	(420)	(646)
Acquisition of noncontrolling interest	(30,800)	—
Cash provided by (used in) financing activities	(12,274)	155,098
Effect of exchange rates on cash and cash equivalents	(1,432)	2,446
Increase in cash and cash equivalents	11,757	24,041
Cash and cash equivalents, beginning of period	100,057	68,108
Cash and cash equivalents, end of period	$111,814	$92,149
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,716	$3,512
Cash paid for income taxes	$15,173	$18,053
Income tax refunds received	$2,245	$185

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 28, 2018

(Unaudited)

1. Basis of Presentation

Novanta Inc. and its subsidiaries (collectively referred to as “Novanta”, the “Company”, “we”, “us”, “our”) is a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. Novanta combines deep proprietary technology expertise and competencies in photonics, vision and precision motion with a proven ability to solve complex technical challenges. This enables Novanta to engineer core components and sub-systems that deliver extreme precision and performance, tailored to the customers’ demanding applications.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The interim consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, these interim consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

Prior to January 10, 2017, the Company had an approximately 41% ownership interest in Laser Quantum Limited (“Laser Quantum”), a privately held company located in the United Kingdom (“U.K.”), which was accounted for under the equity method of accounting. On January 10, 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum. As a result of this transaction, the Company’s ownership position in Laser Quantum increased to approximately 76%. Since January 10, 2017, Laser Quantum has been consolidated in the Company’s consolidated financial statements. On September 27, 2018, the Company acquired the remaining approximately 24% of the outstanding shares of Laser Quantum for an aggregate consideration of $45.1 million in cash and restricted stock.

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

AS OF SEPTEMBER 28, 2018

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

AS OF SEPTEMBER 28, 2018

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

January 1, 2018. Early adoption is permitted.

The Company retrospectively adopted ASU 2017-07 during the first quarter of 2018. The adoption of ASU 2017-07 resulted in the reclassification of $0.1 million and $0.4 million of the Company’s net periodic benefit cost related to its frozen U.K. pension plan from Selling, general and administrative expenses into Other income (expense) in the consolidated statement of operations for the three and nine months ended September 29, 2017, respectively.

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

AS OF SEPTEMBER 28, 2018

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

January 1, 2019. Early adoption is permitted.

As a result of the new standard, all of the Company’s operating leases longer than one year in duration will be recognized on the consolidated balance sheet as right-of-use assets with offsetting lease liabilities upon adoption of the standard. The Company has completed a qualitative assessment of its lease portfolio and is in the process of implementing a lease accounting software, collecting data and designing processes and controls to account for leases in accordance with the new standard. The Company plans to adopt the standard as of January 1, 2019 under the transition option provided in ASU 2018-11.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

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

At the request of its customers, the Company may perform professional services, generally for the maintenance and repair of products previously sold to those customers and for engineering services. Professional services are typically short in duration, mostly less than one month, and total less than 3% of the Company’s consolidated revenue. Revenue is typically recognized at a point in time when control transfers to the customer upon completion of professional services. These services generally involve a single distinct performance obligation. The consideration expected to be received in exchange for such services is normally the contractually stated amount.

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

Accounts Receivable

Credit is extended based upon an evaluation of the customer's financial condition. Accounts receivable are stated at their estimated net realizable value. The allowance for doubtful accounts is based on a variety of factors, including the age of amounts outstanding relative to their contractual due dates, specific customer factors, and other known risks and economic trends. Standard payment terms are typically 30 days after shipment and may vary by the type and geographic location of the customer.

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

AS OF SEPTEMBER 28, 2018

(Unaudited)

The Company does not disclose the value of the remaining performance obligation for contracts with an original expected length of one year or less.

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of September 28, 2018 and January 1, 2018 (the date of adoption of Topic 606), contract liabilities were $4.8 million and $5.4 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The decrease in the contract liability balance during the nine months ended September 28, 2018 is primarily due to $3.0 million of revenue recognized during the period that was included in the contract liability balance at the date of adoption, partially offset by cash payments received in advance of satisfying performance obligations.

Disaggregated Revenue

See Note 17 for the Company’s disaggregation of revenue by segment, geography and end market.

3. Business Combinations

2018 Acquisitions

During the nine months ended September 28, 2018, the Company acquired two businesses with total cash considerations of $33.5 million, including the acquisition of Zettlex Holdings Limited ("Zettlex"), for a total purchase price of $32.0 million. The consolidated statements of operations include the operating results of the businesses from the dates of acquisition.

Zettlex

On May 1, 2018, the Company acquired 100% of the outstanding stock of Zettlex, a Cambridge, United Kingdom-based provider of inductive encoder products that provides absolute and accurate positioning, even in extreme operating environments, to OEMs in the medical and advanced industrial markets. The purchase price of £23.3 million ($32.0 million), net of working capital adjustments, was financed with cash on hand and borrowings under the Company’s revolving credit facility. The addition of Zettlex is expected to broaden the range of components and solutions that the Company can provide to customers by combining its commercial resources and application-specific competencies with Zettlex's technologies and strong team. Zettlex is included in the Company’s Precision Motion reportable segment.

The acquisition of Zettlex has been accounted for as a business combination. The allocation of the purchase price is based upon a valuation of assets acquired and liabilities assumed. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Zettlex and the Company. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. The purchase price allocation is preliminary as the Company is in the process of collecting additional information for the valuation of intangible assets and unrecognized tax benefits.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

Based upon a preliminary valuation, the total purchase price was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$3,776
Accounts receivable	2,237
Inventories	928
Property, plant and equipment	2,590
Intangible assets	14,585
Goodwill	11,649
Other assets	145
Total assets acquired	35,910
Accounts payable	509
Accrued expenses and other liabilities	894
Deferred tax liabilities	2,481
Total liabilities assumed	3,884
Total assets acquired, net of liabilities assumed	32,026
Less: cash acquired	3,776
Total purchase price, net of cash acquired	$28,250

The fair value of intangible assets is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$3,027	10 years
Customer relationships	9,494	15 years
Trademarks and trade names	550	10 years
Backlog	1,514	1 year
Total	$14,585

The purchase price allocation resulted in $14.6 million of identifiable intangible assets and $11.6 million of goodwill. As the Zettlex acquisition is an acquisition of outstanding common shares, none of the resulting goodwill is deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) Zettlex’s ability to grow its business with existing and new customers, including leveraging the Company’s customer base; and (ii) cost improvements due to the integration of Zettlex operations into the Company’s existing infrastructure.

The operating results of Zettlex were included in the Company’s results of operations beginning on May 1, 2018. Zettlex contributed revenues of $5.0 million and a loss before income taxes of $1.4 million for the nine months ended September 28, 2018. Loss before income taxes for the nine months ended September 28, 2018 included amortization of purchased intangible assets of $0.8 million and compensation expense of $2.8 million recognized under earn-out agreements.

The pro forma financial information reflecting the operating results of Zettlex, as if it had been acquired as of January 1, 2017, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2017.

Acquisition Costs

Acquisition-related costs are included in restructuring, acquisition and divestiture related costs in the consolidated statements of operations. Acquisition-related costs for current year acquisitions were $0.5 million for the nine months ended September 28, 2018.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

2017 Acquisition

On July 3, 2017, the Company acquired 100% of the outstanding shares of W.O.M. World of Medicine GmbH (“WOM”), a Berlin, Germany-based provider of medical insufflators, pumps, and related disposables for OEMs in the minimally invasive surgical market, for a total purchase price of €118.1 million ($134.9 million), net of working capital adjustments. WOM is included in the Company’s Vision reportable segment.

The unaudited pro forma information presented below includes the effects of business combination accounting resulting from the acquisition of WOM, including amortization of inventory fair value adjustments, amortization of intangible assets, interest expense on borrowings in connection with the acquisition, and the related tax effects, as though the acquisition had been consummated as of January 1, 2016. The unaudited pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place on January 1, 2016.

	Three Months Ended	Nine Months Ended
	September 29,	September 29,
	2017	2017
Revenue	$146,296	$415,134
Consolidated net income	$12,547	$56,754
Earnings per share attributable to Novanta Inc. – Basic	$0.12	$1.26
Earnings per share attributable to Novanta Inc. – Diluted	$0.12	$1.25

4. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) was as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Income (Loss)	Adjustments	Adjustments
Balance at December 31, 2017	$(17,880)	$(8,313)	$(9,567)
Other comprehensive income (loss)	(2,232)	(2,482)	250
Amounts reclassified from accumulated other comprehensive income (loss) (1)	728	—	728
Balance at September 28, 2018	$(19,384)	$(10,795)	$(8,589)

(1)	The amounts reclassified from other comprehensive income (loss) were included in other income (expense), net in the consolidated statements of operations.

5. Earnings per Common Share

Earnings per common share is computed by dividing net income attributable to Novanta Inc., after redeemable noncontrolling interest redemption value adjustment, by the weighted average number of common shares outstanding during the period. The Company recognizes changes in the redeemable noncontrolling interest redemption value by adjusting the carrying amount of the redeemable noncontrolling interest as of the end of the period to the higher of: (i) the estimated redemption value assuming the end of the period is also the redemption date or (ii) the carrying value without any redemption value adjustments. Such adjustments are recorded in retained earnings in stockholders’ equity instead of net income attributable to Novanta Inc. For both basic and diluted earnings per common share, such redemption value adjustments are included in the calculation of the numerator. For diluted earnings per common share, the denominator also includes the dilutive effect of outstanding restricted stock units, stock options, non-GAAP EPS performance-based restricted stock units and total shareholder return performance-based restricted stock units determined using the treasury stock method. Dilutive effects of contingently issuable shares are included in the weighted average dilutive share calculation when the contingencies have been resolved. For periods in which net losses are generated, the dilutive potential common shares are excluded from the calculation of diluted earnings per common share as the effect would be anti-dilutive.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Numerators:
Consolidated net income	$14,989	$8,366	$39,451	$52,630
Less: Net income attributable to noncontrolling interest	(435)	(834)	(1,986)	(1,444)
Net income attributable to Novanta Inc.	14,554	7,532	37,465	51,186
Redeemable noncontrolling interest redemption value adjustment (see Note 15)	6,877	(7,585)	1,781	(11,303)
Net income (loss) attributable to Novanta Inc. after adjustment for redeemable noncontrolling interest redemption value	$21,431	$(53)	$39,246	$39,883

Denominators:
Weighted average common shares outstanding— basic	34,899	34,833	34,918	34,809
Dilutive potential common shares (1) (2)	586	—	551	426
Weighted average common shares outstanding— diluted	35,485	34,833	35,469	35,235
Antidilutive common shares excluded from above	—	—	—	—

Earnings (Loss) per Common Share Attributable to Novanta Inc.:
Basic	$0.61	$(0.00)	$1.12	$1.15
Diluted	$0.60	$(0.00)	$1.11	$1.13

(1)

53,968 non-GAAP EPS performance restricted stock units granted to certain members of the executive management team and 213,219 shares of restricted stock issued to Laser Quantum non-controlling interest holders (see Note 15) are considered contingently issuable shares and are excluded from the calculation of the denominator as the contingent conditions had not been met as of the end of each period presented.

(2)

Due to the Company’s net loss position after adjustment of redeemable noncontrolling interest to estimated redemption value for the three months ended September 29, 2017, all potentially dilutive shares are excluded from the calculation of the denominator as their effect would have been anti-dilutive.

Common Share Repurchases

During the nine months ended September 28, 2018, the Company repurchased 57 thousand of its common shares in the open market for an aggregate purchase price of $3.8 million at an average price of $66.16 per share.

6. Fair Value Measurements

ASC 820, “Fair Value Measurements,” establishes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1: Quoted prices for identical assets or liabilities in active markets which the Company can access
•	Level 2: Observable inputs other than those described in Level 1
•	Level 3: Unobservable inputs

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

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

Contingent Consideration

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the owners are eligible to receive contingent consideration based on the achievement of certain revenue targets from 2018 to 2021. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If such targets are achieved, the contingent consideration would be payable in cash in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. In December 2017, the Company recorded an estimated fair value of $1.3 million in contingent consideration, which is reported as a long-term liability in other liabilities on the consolidated balance sheet as of December 31, 2017. Based on the most recent projected revenues for fiscal years 2018 to 2021, the fair value of the contingent consideration was adjusted to $2.4 million, which is reported as a long-term liability in other liabilities on the consolidated balance sheet as of September 28, 2018.

On February 19, 2015, the Company acquired Applimotion Inc. (“Applimotion”). Under the purchase and sale agreement for the Applimotion acquisition, the shareholders of Applimotion were eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal years 2015 to 2017. If such targets were achieved, the contingent consideration would be payable in cash in two installments in 2017 and 2018, respectively. The estimated fair value of the contingent consideration of $1.0 million was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. As a result of Applimotion’s fiscal year 2015 and 2016 revenue results, contingent consideration of $1.2 million was paid in the first quarter of 2017. Based on Applimotion’s fiscal year 2016 and 2017 revenue results, the fair value for the remaining contingent consideration was adjusted to $2.8 million as of December 31, 2017. The Company paid $2.8 million as the final Applimotion contingent consideration payment in January 2018.

The following table summarizes the fair values of the Company’s financial assets and liabilities as of September 28, 2018 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,109	$2,109	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	132	—	132	—
	$2,241	$2,109	$132	$—
Liabilities
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$33	$—	$33	$—
Other liabilities:
Contingent consideration - Long-term	2,438	—	—	2,438
	$2,471	$—	$33	$2,438

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

The following table summarizes the fair values of the Company’s financial assets and liabilities as of December 31, 2017 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,665	$2,665	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	150	—	150	—
	$2,815	$2,665	$150	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent consideration - Current	$2,800	$—	$—	$2,800
Foreign currency forward contracts (1)	—	—	—	—
Other liabilities:
Contingent consideration - Long-term	1,304	—	—	1,304
	$4,104	$—	$—	$4,104
(1)	The unrealized loss from foreign currency forward contracts was nominal as of December 31, 2017.

Changes in the fair value of Level 3 contingent consideration during the nine months ended September 28, 2018 were as follows (in thousands):

Contingent Consideration
Balance at December 31, 2017	$4,104
Payments	(2,800)
Fair value adjustments	1,134
Balance at September 28, 2018	$2,438

As of September 28, 2018, the significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration were projected revenues and a discount rate. Increases or decreases in the unobservable inputs would result in a higher or lower fair value measurement.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

As of September 28, 2018, the aggregate notional amount of the Company’s foreign currency forward contracts was $30.1 million and the related fair value was a net gain of $0.1 million. As of December 31, 2017, the aggregate notional amount of the Company’s foreign currency forward contracts was $17.9 million and the related fair value was a net gain of $0.2 million.

For the three and nine months ended September 28, 2018, the Company recognized an aggregate net loss of $0.2 million and an aggregate net gain of $0.7 million, respectively, which are included in foreign exchange transaction gains (losses) in the consolidated statement of operations. The Company did not have any open foreign currency contracts for the three and nine months ended September 29, 2017.

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

The following table summarizes changes in goodwill during the nine months ended September 28, 2018 (in thousands):

Balance at beginning of the period	$210,988
Goodwill acquired from acquisitions	11,862
Effect of foreign exchange rate changes	(3,078)
Balance at end of the period	$219,772

Goodwill by reportable segment as of September 28, 2018 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$169,803	$156,129	$45,069	$371,001
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$67,342	$124,407	$28,023	$219,772

Goodwill by reportable segment as of December 31, 2017 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$170,818	$157,436	$33,963	$362,217
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$68,357	$125,714	$16,917	$210,988

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

Intangible Assets

Intangible assets as of September 28, 2018 and December 31, 2017, respectively, are summarized as follows (in thousands):

	September 28, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$134,144	$(84,359)	$49,785	$130,890	$(77,295)	$53,595
Customer relationships	140,539	(61,253)	79,286	131,809	(52,015)	79,794
Customer backlog	1,779	(761)	1,018	2,524	(2,284)	240
Non-compete covenant	2,514	(2,358)	156	2,514	(1,956)	558
Trademarks and trade names	16,064	(8,688)	7,376	15,708	(7,874)	7,834
Amortizable intangible assets	295,040	(157,419)	137,621	283,445	(141,424)	142,021
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$308,067	$(157,419)	$150,648	$296,472	$(141,424)	$155,048

Amortizable intangible assets as of September 28, 2018 include intangible assets of $1.1 million recognized in conjunction with the acquisition of certain customer relationships in September 2018.

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

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Amortization expense – cost of revenue	$2,492	$2,741	$7,461	$6,078
Amortization expense – operating expenses	3,947	3,217	11,538	9,413
Total amortization expense	$6,439	$5,958	$18,999	$15,491

Estimated amortization expense for each of the five succeeding years and thereafter as of September 28, 2018 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2018 (remainder of year)	$2,532	$4,068	$6,600
2019	9,256	14,945	24,201
2020	8,338	12,602	20,940
2021	7,407	11,683	19,090
2022	6,289	9,829	16,118
Thereafter	15,963	34,709	50,672
Total	$49,785	$87,836	$137,621

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	September 28,	December 31,
	2018	2017
Raw materials	$61,509	$57,277
Work-in-process	16,369	14,847
Finished goods	18,374	16,443
Demo and consigned inventory	2,665	2,711
Total inventories	$98,917	$91,278

Accrued Expenses and Other Current Liabilities

	September 28,	December 31,
	2018	2017
Accrued compensation and benefits	$23,926	$17,348
Accrued warranty	5,041	4,835
Customer deposits	3,392	3,634
Other	16,306	17,497
Total	$48,665	$43,314

Accrued Warranty

	Nine Months Ended
	September 28, 2018	September 29, 2017
Balance at beginning of the period	$4,835	$3,142
Provision charged to cost of revenue	2,503	2,084
Warranty liabilities acquired from acquisitions	—	1,307
Use of provision	(2,243)	(1,818)
Foreign currency exchange rate changes	(54)	58
Balance at end of period	$5,041	$4,773

10. Debt

Debt consisted of the following (in thousands):

	September 28,	December 31,
	2018	2017
Senior Credit Facilities – term loan	$9,200	$9,200
Less: unamortized debt issuance costs	(69)	(81)
Total current portion of long-term debt	$9,131	$9,119

Senior Credit Facilities – term loan	$69,925	$79,125
Senior Credit Facilities – revolving credit facility	179,748	149,453
Less: unamortized debt issuance costs	(2,380)	(3,078)
Total long-term debt	$247,293	$225,500

Total Senior Credit Facilities	$256,424	$234,619

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

Senior Credit Facilities

In August 2017, the Company entered into an amendment (the “Third Amendment”) to the second amended and restated credit agreement, dated as of May 19, 2016 (the “Second Amended and Restated Credit Agreement”). The Third Amendment increased the revolving credit facility under the Second Amended and Restated Credit Agreement by $100 million, from $225 million to $325 million, and reset the uncommitted accordion feature to $125 million for potential future expansion. Additionally, the Third Amendment increased the term loan balance from $65.6 million to $90.6 million. Under the Third Amendment, the Company is required to pay quarterly scheduled principal repayments of $2.3 million beginning in October 2017, with the final installment of $56.1 million due upon maturity in May 2021. Quarterly installments due in the next twelve months under the term loan amount to $9.2 million and are classified as a current liability on the consolidated balance sheet. The Company borrowed $55.3 million under the revolving credit facility in the nine months ended September 28, 2018 to fund the acquisition of Zettlex and the remaining 24% of outstanding shares of Laser Quantum. The Company repaid $9.2 million of its term loan and $19.9 million of borrowings under its revolving credit facility in the nine months ended September 28, 2018.

On February 26, 2018, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Second Amended and Restated Credit Agreement. The Fourth Amendment increased the maximum consolidated leverage ratio from 3.00 to 3.50, increased the maximum consolidated leverage ratio for permitted acquisitions and stock repurchases from 2.50 to 3.00, increased the maximum consolidated leverage ratio for a designated acquisition from 3.00 to 3.50, and increased the maximum consolidated leverage ratio for four consecutive quarters following a designated acquisition from 3.50 to 4.00. The Fourth Amendment also made certain other technical changes to the Second Amended and Restated Credit Agreement.

The Company is required to satisfy certain financial and non-financial covenants under the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of September 28, 2018.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc. and its U.S., U.K. and German subsidiaries and guaranteed by Novanta Inc. and these subsidiaries.

Fair Value of Debt

As of September 28, 2018 and December 31, 2017, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

11. Share-Based Compensation

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Selling, general and administrative	$1,523	$1,336	$5,021	$3,911
Research and development and engineering	114	59	306	156
Cost of revenue	58	41	148	156
Total share-based compensation expense	$1,695	$1,436	$5,475	$4,223

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

Share-based compensation reported in selling, general and administrative expenses during each of the nine-month periods ended September 28, 2018 and September 29, 2017, respectively, included $0.5 million of expense related to deferred stock units granted to the members of the Company’s Board of Directors.

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

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 28, 2018:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	614	$18.35
Granted	123	$54.36
Vested	(186)	$18.52
Forfeited	(27)	$24.53
Unvested at September 28, 2018	524	$26.39
Expected to vest as of September 28, 2018	500

The total fair value of RSUs and DSUs that vested during the nine months ended September 28, 2018 was $10.2 million based on the market price of the underlying stock on the date of vesting.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 28, 2018:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	89	$24.00
Granted	48	$62.17
Vested	—	$—
Forfeited	—	$—
Unvested at September 28, 2018	137	$37.28

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte-Carlo valuation model with the following assumptions:

Nine Months Ended September 28, 2018
Grant-date stock price	$53.85
Expected volatility	30.35%
Risk-free interest rate	2.37%
Expected annual dividend yield	—
Fair value	$70.49

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

The Company’s effective tax rate of 19.5% for the three months ended September 28, 2018 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, including the benefit of the new 21% U.S. corporate income tax rate, estimated deductions for Foreign Derived Intangible Income under the Tax Reform Act, and U.K. patent box deductions and other tax credits; offset by non-deductible expenses recognized under an earn-out agreement in connection with the Zettlex acquisition.

The Company’s effective tax rate of 17.3% for the nine months ended September 28, 2018 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, including the benefit of the new 21% U.S. corporate income tax rate, estimated deductions for Foreign Derived Intangible Income under the Tax Reform Act, U.K. patent box deductions and other tax credits, and windfall tax benefits upon vesting of certain equity awards during the period; offset by non-deductible expenses recognized under an earn-out agreement in connection with the Zettlex acquisition.

The Company’s effective tax rate of 11.9% for the three months ended September 29, 2017 differs from the Canadian statutory rate of 29.0% due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, recognition of net tax benefits associated with uncertain tax positions upon expiration of statute of limitations and conclusion of income tax audits, and other discrete items for the period.

The Company’s effective tax rate of 11.6% for the nine months ended September 29, 2017 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, losses in jurisdictions with a full valuation allowance, the impact associated with establishing control over Laser Quantum upon the acquisition of an additional approximately 35% of Laser Quantum’s outstanding shares, recognition of net tax benefits associated with uncertain tax positions upon expiration of statute of limitations and conclusion of income tax audits, and other discrete items for the period.  The Company reported a nontaxable gain of $26.4 million on its previously-held Laser Quantum equity interest and wrote off $1.5 million of Laser

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

Quantum related deferred tax liability, which had a combined 13.7% favorable impact on the effective tax rate for the nine months ended September 29, 2017.

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

During the nine months ended September 28, 2018, there were no changes made to the provisional amounts recognized in 2017 in connection with the enactment of the Tax Reform Act. The Company will continue to analyze the effects of the Tax Reform Act. Additional impacts from the Tax Reform Act will be recorded as they are identified during the measurement period as provided for in ASU 2018-05. The final impact of the Tax Reform Act may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in the Company’s interpretation of the Tax Reform Act, legislative or administrative actions to clarify the intent of the statutory language that differ from the Company’s current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates. Additionally, the Company’s U.S. tax returns for 2017 will be filed during the fourth quarter of 2018, and any changes to the tax positions for temporary differences compared to the estimates used for the provisional amounts will be recorded in the period in which they are identified. During the three and nine months ended September 28, 2018, the Company recorded estimates for certain deductions now available in 2018 under the Tax Reform Act. These estimates may be subject to revision as future guidance or clarification is received from the U.S. taxing authorities.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

13. Restructuring, Acquisition and Divestiture Related Costs

The following table summarizes restructuring, acquisition and divestiture related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
2018 restructuring	$137	$—	$1,125	$—
2016 restructuring	—	—	—	186
2011 restructuring	—	—	—	14
Total restructuring and divestiture related charges	137	—	1,125	200
Acquisition and related charges	2,204	3,834	3,680	6,032
Total restructuring, acquisition and divestiture related costs	$2,341	$3,834	$4,805	$6,232

2018 Restructuring

During the second quarter of 2018, the Company initiated a program to integrate manufacturing operations as a result of recent acquisition activities. During the three and nine months ended September 28, 2018, the Company recorded $0.1 million and $1.1 million, respectively, in severance and related costs in connection with the 2018 restructuring plan. These costs were reported in the Vision reportable segment. The Company anticipates completing the 2018 restructuring program during the third quarter of 2019 and expects to incur additional restructuring charges of $1.2 million to $1.5 million related to the 2018 restructuring program in the Vision reportable segment in the next twelve months.

2016 Restructuring

During the third quarter of 2015, the Company initiated the 2016 restructuring program, which included consolidating certain manufacturing operations to optimize its facility footprint and better utilize resources, and reducing redundant costs due to productivity cost savings and business volume reductions. As of September 28, 2018, the Company incurred cumulative costs related to this restructuring plan totaling $6.5 million. The plan was completed in 2017.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Other
Balance at December 31, 2017	$806	$39	$763	$4
Restructuring charges	1,125	1,082	—	43
Cash payments	(512)	(187)	(282)	(43)
Non-cash write-offs and other adjustments	(11)	(11)	—	—
Balance at September 28, 2018	$1,408	$923	$481	$4

Acquisition and Related Charges

Acquisition related costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $0.5 million and $0.9 million for the three and nine months ended September 28, 2018, respectively, and $3.8 million and $6.0 million for the three and nine months ended September 29, 2017, respectively. Acquisition related costs recognized under earn-out agreements in connection with acquisitions totaled $1.7 million and $2.8 million for the three and nine months ended September 28, 2018, respectively. The majority of acquisition related costs for the three and nine months ended September 28, 2018 were included in the Company’s Precision Motion reportable segment.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

14. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating and capital lease agreements. There have been no material changes to the Company’s leases through September 28, 2018 from those discussed in Note 16 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, other than a twelve-year extension (the “First Amendment to Amended and Restated Lease”) to the Company’s lease for its Bedford, Massachusetts headquarters signed in May 2018. Under the terms of the First Amendment to Amended and Restated Lease, the expiration date of the Bedford, Massachusetts lease is extended from May 31, 2019 to May 31, 2031. The Company’s annual rental payment under the First Amendment to Amended and Restated Lease is $1.8 million with 2.5% annual escalations. Total future minimum lease payments under the First Amendment to Amended and Restated Lease is $26.4 million as of September 28, 2018.

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

15. Redeemable Noncontrolling Interest

As a result of the Company’s acquisition of additional outstanding shares of Laser Quantum from the remaining shareholders on January 10, 2017, the Company increased its ownership position in Laser Quantum from approximately 41% to approximately 76% and began to consolidate Laser Quantum in the consolidated financial statements. As part of the purchase agreement, the Company and the remaining shareholders entered into a call and put option agreement for the purchase and sale, in 2020, of all remaining Laser Quantum shares held by the remaining shareholders, subject to certain conditions. As a result of the put option held by the remaining shareholders, the noncontrolling interest was considered a redeemable equity instrument and was presented as temporary equity on the

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

consolidated balance sheet. The proportionate share of the net income from Laser Quantum attributable to the noncontrolling interest was reported as a reduction to the consolidated net income in the Company’s consolidated statement of operations and an increase to the carrying value of the redeemable noncontrolling interest.

The initial value of the noncontrolling interest was measured at a fair value of £17.7 million ($21.6 million) as of January 10, 2017. This was determined using a combination of the discounted cash flow method (an income approach), the guideline public company method (a market approach), and the subject company transaction method (a market approach). On the consolidated balance sheet, the Company reported the redeemable noncontrolling interest at the higher of (i) the carrying value without any redemption value adjustments or (ii) the estimated redemption value as of the end of the reporting period.  The estimated redemption value was determined as of the end of the reporting period as if it were also the redemption date for the instrument. The resulting adjustments were recorded in retained earnings in shareholders’ equity and did not affect net income attributable to Novanta Inc. However, these adjustments were included in the determination of earnings per common share (See Note 5).

On September 27, 2018, the Company acquired the remaining approximately 24% of the outstanding shares of Laser Quantum for an aggregate consideration of $45.1 million, consisting of $30.7 million of cash and 213,219 shares of the Company’s restricted stock. The restricted stock will become fully vested upon achievement of certain milestones included in the restricted stock agreement. Restricted stock not otherwise vested as of December 31, 2025 will be subject to forfeiture. The acquisition was accounted for as a transaction among shareholders. No gain or loss was recognized in the consolidated statements of operations for the three and nine months ended September 28, 2018. The difference between the carrying amount on the balance sheet prior to the acquisition of the redeemable noncontrolling interest and the purchase price was recorded as an adjustment to retained earnings in stockholders’ equity. The following table summarizes the changes in the Company’s redeemable noncontrolling interest in the nine months ended September 28, 2018 (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2017	$46,923
Net income attributable to noncontrolling interest	1,986
Redeemable noncontrolling interest redemption value adjustment	(1,781)
Foreign currency translation	(1,926)
Acquisition of noncontrolling interest	(45,202)
Balance as of September 28, 2018	$—

16. Related Party Transactions

Certain members of the Company’s board of directors currently serve on the board of directors or as an advisor of companies that are customers of the Company. All contracts with related parties are executed at arm’s length in the ordinary course of business. The aggregate revenue from these customers was $9.4 million and $29.7 million for the three and nine months ended September 28, 2018, respectively. There was $3.9 million in accounts receivable due from these customers as of September 28, 2018. There were no material transactions with related parties in the three and nine months ended September 29, 2017.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Revenue
Photonics	$61,285	$61,882	$187,178	$170,503
Vision	62,113	58,150	172,145	124,943
Precision Motion	37,396	26,264	98,836	78,926
Total	$160,794	$146,296	$458,159	$374,372

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Gross Profit
Photonics	$29,218	$28,966	$89,510	$77,423
Vision	24,160	19,792	64,322	47,378
Precision Motion	16,788	10,291	44,750	34,558
Unallocated Corporate and Shared Services	(532)	(342)	(1,560)	(1,069)
Total	$69,634	$58,707	$197,022	$158,290

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Gross Profit Margin
Photonics	47.7%	46.8%	47.8%	45.4%
Vision	38.9%	34.0%	37.4%	37.9%
Precision Motion	44.9%	39.2%	45.3%	43.8%
Total	43.3%	40.1%	43.0%	42.3%

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Operating Income (Loss)
Photonics	$14,595	$15,367	$46,102	$36,138
Vision	5,380	846	6,246	4,893
Precision Motion	8,818	5,493	25,037	20,238
Unallocated Corporate and Shared Services	(7,798)	(9,299)	(22,048)	(22,776)
Total	$20,995	$12,407	$55,337	$38,493

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Depreciation and Amortization Expenses
Photonics	$2,997	$3,666	$9,030	$10,693
Vision	5,100	4,362	15,371	9,276
Precision Motion	1,020	588	2,364	1,746
Unallocated Corporate and Shared Services	82	248	621	725
Total	$9,199	$8,864	$27,386	$22,440

Revenue by Geography

The Company aggregates geographic revenue based on the customer location where products are shipped. Revenue from these customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
United States	$63,073	$58,949	$181,653	$157,778
Germany	23,089	17,728	64,170	46,807
Rest of Europe	30,222	27,152	80,629	55,164
China	17,516	15,459	51,486	40,920
Rest of Asia-Pacific	24,882	23,769	74,589	64,511
Other	2,012	3,239	5,632	9,192
Total	$160,794	$146,296	$458,159	$374,372

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 28, 2018

(Unaudited)

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

Revenue by End Market

The Company primarily operates in two end markets: the advanced industrial market and the medical market. Revenue by end market was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Advanced Industrial	50%	50%	50%	55%
Medical	50%	50%	50%	45%
Total	100%	100%	100%	100%

The majority of revenue from the Photonics and Precision Motion segments is generated from sales to customers in the advanced industrial market. The majority of revenue from the Vision segment is generated from sales to customers in the medical market.

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

Advanced Industrial Market

For the three and nine months ended September 28, 2018, the advanced industrial market accounted for approximately 50% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

For the three and nine months ended September 28, 2018, the medical market accounted for approximately 50% of our revenue. Our revenue from products sold to the medical market is generally affected by hospital and other health care provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, trends in surgical procedures, changes in technology requirements, changes in customers or patient preferences, and general demographic trends.

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

Significant Events and Updates

Acquisition of Zettlex Holdings Limited

On May 1, 2018, we acquired 100% of the outstanding stock of Zettlex Holdings Limited (“Zettlex”), a Cambridge, United Kingdom-based provider of inductive encoder products that provides absolute and accurate positioning, even in extreme operating environments, to OEMs in the medical and advanced industrial markets. The purchase price of £23.3 million ($32.0 million), net of working capital adjustments, was financed with cash on hand and borrowings under our revolving credit facility. We expect that the addition of Zettlex will broaden the range of components and solutions that we can provide our customers by combining our commercial resources and application-specific competencies with Zettlex's technologies and strong team. Zettlex is included in our Precision Motion reportable segment.

Acquisition of Noncontrolling Interest

On September 27, 2018, we acquired the remaining approximately 24% of the outstanding shares of Laser Quantum for an aggregate consideration of $45.1 million in cash and restricted stock. The acquisition of these noncontrolling interests was accounted for as a transaction among shareholders. No gain or loss was recognized in the consolidated statement of operations. The total purchase price was financed with cash on hand and borrowings under our credit facility, and the issuance of 213,219 shares of restricted stock with a fair market value of $14.4 million. The restricted stock will become fully vested upon achievement of certain milestones as specified in the restricted stock agreement. Restricted stock not otherwise vested as of December 31, 2025 will be subject to forfeiture.

Results of Operations for the Three and Nine Months Ended September 28, 2018 Compared with the Three and Nine Months Ended September 29, 2017

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	56.7	59.9	57.0	57.7
Gross profit	43.3	40.1	43.0	42.3
Operating expenses:
Research and development and engineering	8.2	8.0	8.2	8.0
Selling, general and administrative	18.1	18.9	19.1	19.8
Amortization of purchased intangible assets	2.5	2.2	2.5	2.5
Restructuring, acquisition and divestiture related costs	1.5	2.6	1.0	1.7
Total operating expenses	30.2	31.6	30.9	32.0
Operating income	13.1	8.5	12.1	10.3
Interest income (expense), net	(1.5)	(1.4)	(1.6)	(1.3)
Foreign exchange transaction gains (losses), net	0.0	(0.5)	(0.0)	(0.0)
Other income (expense), net	(0.0)	(0.1)	(0.0)	(0.1)
Gain on acquisition of business	—	—	—	7.1
Income before income taxes	11.6	6.5	10.4	15.9
Income tax provision	2.3	0.8	1.8	1.9
Consolidated net income	9.3	5.7	8.6	14.1
Less: Net income attributable to noncontrolling interest	(0.3)	(0.6)	(0.4)	(0.4)
Net income attributable to Novanta Inc.	9.1%	5.1%	8.2%	13.7%

Overview of Financial Results

Total revenue for the three months ended September 28, 2018 increased $14.5 million, or 9.9%, versus the prior year period. The effect of our current and prior year acquisitions resulted in an increase in revenue of $3.2 million, or 2.2%. In addition, foreign currency exchange rates adversely impacted our revenue by $0.5 million, or 0.3%, for the three months ended September 28, 2018.

Total revenue for the nine months ended September 28, 2018 increased $83.8 million, or 22.4%, versus the prior year period. The effect of our current and prior year acquisitions resulted in an increase in revenue of $49.7 million, or 13.3%. In addition, foreign currency exchange rates favorably impacted our revenue by $5.3 million, or 1.4%, for the nine months ended September 28, 2018.

Operating income increased $8.6 million from $12.4 million for the three months ended September 29, 2017 to $21.0 million for the three months ended September 28, 2018. This increase was primarily attributable to an increase in gross profit of $10.9 million as a result of higher revenue, partially offset by an increase in operating expenses of $2.3 million primarily due to current and prior year acquisitions.

Operating income increased $16.8 million from $38.5 million for the nine months ended September 29, 2017 to $55.3 million for the nine months ended September 28, 2018. This increase was primarily attributable to an increase in gross profit of $38.7 million as a result of higher revenue, partially offset by an increase in operating expenses of $21.9 million primarily due to current and prior year acquisitions.

Diluted earnings per share (“Diluted EPS”) of $0.60 for the three months ended September 28, 2018 increased $0.60 from the prior year period. This increase was attributable to $7.0 million higher net income attributable to Novanta Inc. and a $14.5 million decrease in the Laser Quantum nontaxable redeemable noncontrolling interest redemption value adjustment from the prior year period. Diluted EPS for the three months ended September 28, 2018 was positively impacted by a $6.9 million reduction in the redeemable noncontrolling interest redemption value, while Diluted EPS for the three months ended September 29, 2017 was negatively impacted by a $7.6 million increase in the redeemable noncontrolling interest redemption value. (See Note 5 to the accompanying Consolidated Financial Statements.)

Diluted EPS of $1.11 for the nine months ended September 28, 2018 decreased $0.02 from the prior year period. This decrease was primarily attributable to the $26.4 million nontaxable gain recognized from the acquisition of the additional approximately 35% of Laser Quantum equity interest in the prior year, partially offset by higher operating income overall and a $13.1 million decrease in the Laser Quantum nontaxable redeemable noncontrolling interest redemption value adjustment from the prior year period. Diluted EPS for the nine months ended September 28, 2018 was positively impacted by a $1.8 million redeemable noncontrolling interest redemption value adjustment, while Diluted EPS for the nine months ended September 29, 2017 was negatively impacted by an $11.3 million redeemable noncontrolling interest redemption value adjustment. (See Note 5 to the accompanying Consolidated Financial Statements.)

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	September 28,	September 29,	Increase	Percentage
	2018	2017	(Decrease)	Change
Photonics	$61,285	$61,882	$(597)	(1.0)%
Vision	62,113	58,150	3,963	6.8%
Precision Motion	37,396	26,264	11,132	42.4%
Total	$160,794	$146,296	$14,498	9.9%

	Nine Months Ended
	September 28,	September 29,	Increase	Percentage
	2018	2017	(Decrease)	Change
Photonics	$187,178	$170,503	$16,675	9.8%
Vision	172,145	124,943	47,202	37.8%
Precision Motion	98,836	78,926	19,910	25.2%
Total	$458,159	$374,372	$83,787	22.4%

Photonics

Photonics segment revenue for the three months ended September 28, 2018 decreased by $0.6 million, or 1.0%, versus the prior year period primarily due to a decrease in revenue of our optical light engine products, partially offset by an increase in revenue of our laser beam delivery products and our CO2 laser products as a result of increased volumes in the advanced industrial market.

Photonics segment revenue for the nine months ended September 28, 2018 increased by $16.7 million, or 9.8%, versus the prior year period primarily due to an increase in revenue across all of our product lines. Revenue from our laser beam delivery products increased $11.3 million as a result of increased volumes in the advanced industrial market.

Vision

Vision segment revenue for the three months ended September 28, 2018 increased by $4.0 million, or 6.8%, versus the prior year period primarily due to an increase in revenue of our minimally invasive surgery (“MIS”) products of $3.1 million and our detection and analysis products of $1.0 million as a result of increased demand in the medical market.

Vision segment revenue for the nine months ended September 28, 2018 increased by $47.2 million, or 37.8%, versus the prior year period primarily as a result of the WOM acquisition in July 2017, which increased segment revenue by $45.7 million.

Precision Motion

Precision Motion segment revenue for the three months ended September 28, 2018 increased by $11.1 million, or 42.4%, versus the prior year period primarily due to an increase in revenue across all of our product lines as a result of increased demand in the advanced industrial market and the Zettlex acquisition in May 2018.

Precision Motion segment revenue for the nine months ended September 28, 2018 increased by $19.9 million, or 25.2%, versus the prior year period primarily due to an increase in revenue across all of our product lines as a result of increased demand in the advanced industrial market and the Zettlex acquisition in May 2018.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Gross profit:
Photonics	$29,218	$28,966	$89,510	$77,423
Vision	24,160	19,792	64,322	47,378
Precision Motion	16,788	10,291	44,750	34,558
Unallocated Corporate and Shared Services	(532)	(342)	(1,560)	(1,069)
Total	$69,634	$58,707	$197,022	$158,290
Gross profit margin:
Photonics	47.7%	46.8%	47.8%	45.4%
Vision	38.9%	34.0%	37.4%	37.9%
Precision Motion	44.9%	39.2%	45.3%	43.8%

Total	43.3%	40.1%	43.0%	42.3%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended September 28, 2018 increased $0.3 million, or 0.9%, versus the prior year period. Photonics segment gross profit margin was 47.7% for the three months ended September 28, 2018, versus a gross profit margin of 46.8% for the prior year period. The increase in gross profit margin was primarily attributable to productivity improvements and reductions in cost of poor quality.

Photonics segment gross profit for the nine months ended September 28, 2018 increased $12.1 million, or 15.6%, versus the prior year period, primarily due to an increase in revenue. Photonics segment gross profit margin was 47.8% for the nine months ended September 28, 2018, versus a gross profit margin of 45.4% for the prior year period. The increase in gross profit margin was primarily attributable to changes in product mix, productivity improvements and reductions in cost of poor quality. Amortization of inventory fair value adjustments and amortization of developed technologies also decreased $1.6 million, which resulted in a 0.9 percentage point increase in gross profit margin.

Vision

Vision segment gross profit for the three months ended September 28, 2018 increased $4.4 million, or 22.1%, versus the prior year period, primarily due to an increase in revenue. Vision segment gross profit margin was 38.9% for the three months ended September 28, 2018, versus a gross profit margin of 34.0% for the prior year period. The increase in gross profit margin was primarily attributable to a decrease in amortization of inventory fair value adjustments and amortization of developed technologies of $3.7 million, which resulted in a 6.0 percentage point increase in gross profit margin, partially offset by lower margins from our medical consumables products.

Vision segment gross profit for the nine months ended September 28, 2018 increased $16.9 million, or 35.8%, versus the prior year period, primarily due to gross profit from the WOM acquisition. Vision segment gross profit margin was 37.4% for the nine months ended September 28, 2018, versus a gross profit margin of 37.9% for the prior year period. The decrease in gross profit margin was primarily attributable to unfavorable product mix, partially offset by a decrease in amortization of inventory fair value adjustments and amortization of developed technologies of $2.0 million, which resulted in a 1.1 percentage point increase in gross profit margin.

Precision Motion

Precision Motion segment gross profit for the three months ended September 28, 2018 increased $6.5 million, or 63.1%, versus the prior year period, primarily due to an increase in revenue. Precision Motion segment gross profit margin was 44.9% for the three months ended September 28, 2018, versus a gross profit margin of 39.2% for the prior year period. The increase in gross profit margin was primarily related to changes in product mix and reduction of cost of poor quality related to our supply chain.

Precision Motion segment gross profit for the nine months ended September 28, 2018 increased $10.2 million, or 29.5%, versus the prior year period, primarily due to an increase in revenue. Precision Motion segment gross profit margin was 45.3% for the nine months ended September 28, 2018, versus a gross profit margin of 43.8% for the prior year period. The increase in gross profit margin was primarily related to changes in product mix and reduction of cost of poor quality related to our supply chain.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Research and development and engineering	$13,204	$11,659	$37,744	$29,878
Selling, general and administrative	29,147	27,590	87,598	74,274
Amortization of purchased intangible assets	3,947	3,217	11,538	9,413
Restructuring, acquisition and divestiture related costs	2,341	3,834	4,805	6,232
Total	$48,639	$46,300	$141,685	$119,797

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $13.2 million, or 8.2% of revenue, during the three months ended September 28, 2018, versus $11.7 million, or 8.0% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to higher investments across the majority of our product lines and current year acquisitions.

R&D expenses were $37.7 million, or 8.2% of revenue, during the nine months ended September 28, 2018, versus $29.9 million, or 8.0% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to higher investments across the majority of our product lines and current and prior year acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $29.1 million, or 18.1% of revenue, during the three months ended September 28, 2018, versus $27.6 million, or 18.9% of revenue, during the prior year period. SG&A expenses decreased as a percentage of revenue due to leverage. SG&A expenses increased in terms of total dollars primarily due to an increase in compensation as a result of higher headcount and stock-based compensation expense.

SG&A expenses were $87.6 million, or 19.1% of revenue, during the nine months ended September 28, 2018, versus $74.3 million, or 19.8% of revenue, during the prior year period. SG&A expenses decreased as a percentage of revenue due to leverage. SG&A expenses increased in terms of total dollars primarily due to an increase in costs from current and prior year acquisitions, and an increase in compensation as a result of higher headcount and stock-based compensation expense.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $3.9 million, or 2.5% of revenue, during the three months ended September 28, 2018, versus $3.2 million, or 2.2% of revenue, during the prior year period. The increase, in terms of total dollars and as a percentage of revenue, was the result of acquired intangible assets from current and prior year acquisitions.

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $11.5 million, or 2.5% of revenue, during the nine months ended September 28, 2018, versus $9.4 million, or 2.5% of revenue, during the prior year period. The increase, in terms of total dollars, was related to the increase in amortization of acquired intangible assets from current and prior year acquisitions.

Restructuring, Acquisition and Divestiture Related Costs

We recorded restructuring, acquisition and divestiture related costs of $2.3 million during the three months ended September 28, 2018, versus $3.8 million during the prior year period. Restructuring, acquisition and divestiture related costs in the three months ended September 28, 2018 included restructuring charges of $0.1 million related to the 2018 restructuring program and acquisition related costs of $2.2 million primarily associated with the Zettlex acquisition. We expect to incur additional restructuring charges of $1.2 million to $1.5 million related to the 2018 restructuring program through the third quarter of 2019. Restructuring, acquisition and divestiture related costs in the three months ended September 29, 2017 primarily included acquisition related costs related to an investment banking success fee related to the acquisition of WOM.

We recorded restructuring, acquisition and divestiture related costs of $4.8 million during the nine months ended September 28, 2018, versus $6.2 million during the prior year period. Restructuring, acquisition and divestiture related costs in the nine months ended September 28, 2018 included restructuring charges of $1.1 million related to the 2018 restructuring program and acquisition related costs of $3.7 million primarily associated with the Zettlex acquisition. Restructuring, acquisition and divestiture related costs in the nine months ended September 29, 2017 primarily included acquisition related costs related to professional services fees for acquisitions.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Operating Income (Loss)
Photonics	$14,595	$15,367	$46,102	$36,138
Vision	5,380	846	6,246	4,893
Precision Motion	8,818	5,493	25,037	20,238
Unallocated Corporate and Shared Services	(7,798)	(9,299)	(22,048)	(22,776)
Total	$20,995	$12,407	$55,337	$38,493

Photonics

Photonics segment operating income was $14.6 million, or 23.8% of revenue, during the three months ended September 28, 2018, versus $15.4 million, or 24.8% of revenue, during the prior year period. The decrease in operating income was primarily due to an increase in R&D expenses of $1.0 million.

Photonics segment operating income was $46.1 million, or 24.6% of revenue, during the nine months ended September 28, 2018, versus $36.1 million, or 21.2% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $12.1 million, partially offset by an increase in R&D expenses and SG&A expenses of $2.8 million.

Vision

Vision segment operating income was $5.4 million, or 8.7% of revenue, during the three months ended September 28, 2018, versus $0.8 million, or 1.5% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $4.4 million.

Vision segment operating income was $6.2 million, or 3.6% of revenue, during the nine months ended September 28, 2018, versus $4.9 million, or 3.9% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit, partially offset by an increase in operating expenses from WOM, which was acquired in July 2017.

Precision Motion

Precision Motion segment operating income was $8.8 million, or 23.6% of revenue, during the three months ended September 28, 2018, versus $5.5 million, or 20.9% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $6.5 million, partially offset by an increase in R&D and SG&A expenses of $1.2 million and an increase in acquisition earn-out costs of $1.7 million associated with the Zettlex acquisition.

Precision Motion segment operating income was $25.0 million, or 25.3% of revenue, during the nine months ended September 28, 2018, versus $20.2 million, or 25.6% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $10.2 million, partially offset by an increase in R&D and SG&A expenses of $2.5 million and an increase in acquisition earn-out costs of $2.4 million associated with the Zettlex acquisition.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended September 28, 2018 decreased by $1.5 million versus the prior year period primarily due to a decrease in acquisition related costs of $2.5 million related to an investment banking success fee related to the acquisition of WOM, partially offset by an increase in compensation as a result of higher headcount and stock-based compensation expense.

Unallocated corporate and shared services costs for the nine months ended September 28, 2018 decreased by $0.7 million versus the prior year period primarily due to a decrease in acquisition related costs of $3.7 million related to an investment banking success fee for the acquisition of WOM, partially offset by an increase in compensation as a result of higher headcount and stock-based compensation expense.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Interest income (expense), net	$(2,396)	$(2,111)	$(7,315)	$(4,874)
Foreign exchange transaction gains (losses), net	66	(661)	(164)	(176)
Other income (expense), net	(44)	(138)	(131)	(288)
Gain on acquisition of business	—	—	—	26,409

Interest Income (Expense), Net

Net interest expense was $2.4 million for the three months ended September 28, 2018, versus $2.1 million in the prior year period. The increase in net interest expense was primarily due to an increase in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 3.49% during the three months ended September 28, 2018, versus 3.10% during the three months ended September 29, 2017.

Net interest expense was $7.3 million for the nine months ended September 28, 2018, versus $4.9 million in the prior year period. The increase in net interest expense was primarily due to an increase in average debt levels as a result of current and prior year acquisitions and an increase in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 3.55% during the nine months ended September 28, 2018 versus 3.41% for the nine months ended September 29, 2017.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were less than $0.1 million net gains for the three months ended September 28, 2018, versus $0.7 million net losses in the prior year period primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro, and realized gains from foreign currency contracts.

Foreign exchange transaction gains (losses), net, were $0.2 million net losses for both the nine months ended September 28, 2018 and the nine months ended September 29, 2017.

Other Income (Expense), Net

Net other expense was nominal for the three months ended September 28, 2018, versus $0.1 million in the prior year period.

Net other expense was $0.1 million for the nine months ended September 28, 2018, versus $0.3 million in the prior year period. The decrease in net other expense was primarily due to a decrease in net periodic pension costs of our frozen U.K. defined benefit pension plan covering employees of a divested business.

Gain on Acquisition of Business

The gain on acquisition of business during the nine months ended September 29, 2017 was related to a nontaxable gain of $26.4 million recognized upon gaining control of Laser Quantum in January 2017 as a result of acquiring an additional approximately 35% of its outstanding shares.

Income Taxes

Our effective tax rate for the three months ended September 28, 2018 was 19.5%, versus 11.9% for the prior year. Our effective tax rate of 19.5% for the three months ended September 28, 2018 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, including the benefit of the new 21% U.S. corporate income tax rate and estimated deductions for Foreign Derived Intangible Income under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”), and U.K. patent box deductions and other tax credits; offset by non-deductible expenses recognized under an earn-out agreement in connection with the Zettlex acquisition.

Our effective tax rate for the nine months ended September 28, 2018 was 17.3%, versus 11.6% for the prior year. Our effective tax rate of 17.3% for the nine months ended September 28, 2018 differs from the Canadian statutory rate of 29.0% due to the mix of income earned in jurisdictions with varying tax rates, including the benefit of the new 21% U.S. corporate income tax rate and estimated deductions for Foreign Derived Intangible Income under the Tax Reform Act, U.K. patent box deductions and other tax credits, and windfall tax benefits upon vesting of certain equity awards during the period; offset by non-deductible expenses recognized under an earn-out agreement in connection with the Zettlex acquisition. During the nine months ended September 29, 2017, we reported a nontaxable gain of $26.4 million on our previously-held Laser Quantum equity interest and wrote off $1.5 million of Laser Quantum related deferred tax liability, which had a combined 13.7% favorable impact on the effective tax rate in the prior year.

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

As of September 28, 2018, $81.0 million of our $111.8 million cash and cash equivalents was held by subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our revolving credit facility. Approximately 69.4% of our outstanding borrowings under our Senior Credit Facilities (defined below) was held in our subsidiaries outside of Canada and the United States. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries. In certain instances, we have identified excess cash for which we may repatriate and have established liabilities for the expected tax cost. Because of our ownership structure, our foreign entities outside the U.S. are not considered controlled foreign corporations of the U.S. company, as defined under U.S. tax principles, and accordingly, the accumulated earnings of these foreign subsidiaries are not subject to the one-time toll charge under the Tax Reform Act.

Share Repurchase Plans

In October 2013, the Company’s Board of Directors authorized a share repurchase plan (the “2013 Repurchase Plan”) under which the Company may repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. As of December 31, 2017, the Company had repurchased a cumulative total of 296 thousand shares under the 2013 Repurchase Plan for an aggregate purchase price of $4.2 million at an average price of $14.05 per share. During the nine months ended September 28, 2018, the Company repurchased 57 thousand shares for an aggregate purchase price of $3.8 million at an average price of $66.16 per share under the 2013 Repurchase Plan.

In October 2018, the Company’s Board of Directors approved a new share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of an additional $25.0 million worth of common shares. The Company expects that share repurchases will be made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 after the 2013 Repurchase Plan is completed.

Under both share repurchase plans, shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when the Company would otherwise be prohibited from doing so under insider trading laws. The share repurchase plans do not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the share repurchase programs, and the programs may be suspended or discontinued at any time. The Company expects to fund the share repurchases through cash on hand and future cash generated from operations.

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

On February 26, 2018, we entered into a fourth amendment (the “Fourth Amendment”) to the Second Amended and Restated Credit Agreement. The Fourth Amendment increased the maximum consolidated leverage ratio from 3.00 to 3.50, increased the maximum consolidated leverage ratio for permitted acquisitions and stock repurchases from 2.50 to 3.00, increased the maximum consolidated leverage ratio for a designated acquisition from 3.00 to 3.50, and increased the maximum consolidated leverage ratio for four consecutive quarters following a designated acquisition from 3.50 to 4.00. The Fourth Amendment also made certain other technical changes to the Second Amended and Restated Credit Agreement.

As of September 28, 2018, we had term loans of $79.1 million and revolving loans of $179.7 million outstanding under the Second Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum leverage ratio and a minimum fixed charge coverage ratio (as defined in the Second Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of September 28, 2018:

	Requirement	Actual
Maximum consolidated leverage ratio	3.50	2.04
Minimum consolidated fixed charge coverage ratio	1.50	5.36

Cash Flows for the Nine Months Ended September 28, 2018 and September 29, 2017

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Nine Months Ended
	September 28,	September 29,
	2018	2017
Net cash provided by operating activities	$67,720	$41,287
Net cash used in investing activities	$(42,257)	$(174,790)
Net cash provided by (used in) financing activities	$(12,274)	$155,098

	September 28,	December 31,
	2018	2017
Cash and cash equivalents	$111,814	$100,057
Unused and available funds under revolving credit facility	$145,252	$175,547

Operating Cash Flows

Cash provided by operating activities was $67.7 million for the nine months ended September 28, 2018, versus $41.3 million for the prior year. Cash provided by operating activities for the nine months ended September 28, 2018 increased from the prior year primarily due to the increase in operating income.

Cash provided by operating activities for the nine months ended September 28, 2018 was positively impacted by an increase in our days payables outstanding, which increased from 43 days at December 31, 2017 to 48 days at September 28, 2018, and an increase in accrued expenses. The Company’s growth in revenue of $83.8 million and gross profit of $38.7 million increased our outstanding trade receivables and inventories, which negatively impacted our cash provided by operating activities. During the nine months ended September 28, 2018, we paid $2.8 million as the final Applimotion contingent consideration payment which had been accrued for as of December 31, 2017.

Cash provided by operating activities for the nine months ended September 29, 2017 was positively impacted by an increase in our outstanding payables and accrued expenses. Cash provided by operating activities was negatively impacted by an increase in outstanding trade receivables and an increase in inventories, excluding trade receivables and inventories acquired from acquisitions, and an increase in income tax payments.

Investing Cash Flows

Cash used in investing activities was $42.3 million for the nine months ended September 28, 2018, primarily related to $29.6 million cash outflows (net of cash acquired of $3.8 million) related to the current year acquisitions, $1.2 million in cash paid to acquire customer relationship assets, and $11.6 million in capital expenditures.

Cash used in investing activities was $174.8 million for the nine months ended September 29, 2017, primarily driven by our acquisitions of WOM, ThingMagic and Laser Quantum. In connection with these acquisitions, we paid $185.0 million in cash considerations, which is reported in the consolidated statement of cash flows as $168.3 million cash outflows from investing activities (net of cash acquired of $16.7 million and working capital adjustments) for the nine months ended September 29, 2017. We also paid $6.5 million for capital expenditures during the nine months ended September 29, 2017.

Financing Cash Flows

Cash used in financing activities was $12.3 million for the nine months ended September 28, 2018, primarily due to $30.7 million of cash consideration paid for the acquisition of the remaining equity interest in Laser Quantum, $9.2 million of contractual term loan payments, $19.9 million of optional repayments of borrowings under our revolving credit facility, $3.5 million of payroll tax payments on stock-based compensation awards, $3.8 million of repurchases of  common stock and $0.4 million of principal payments under our capital lease obligations, partially offset by $55.3 million of borrowings under our revolving credit facility used to fund a portion of the cash consideration paid for the acquisition of Zettlex and the remaining equity interest in Laser Quantum.

Cash provided by financing activities was $155.1 million for the nine months ended September 29, 2017, primarily due to $176.8 million of borrowings under our revolving credit facility used to fund a portion of the cash considerations paid for the WOM, ThingMagic and Laser Quantum acquisitions, partially offset by $5.6 million of contractual term loan payments, $10.0 million of optional repayments of borrowings under our revolving credit facility, $2.5 million of contingent consideration payments, $1.8 million of payroll tax payments on stock-based compensation awards, $0.4 million of repurchase of common stock and $0.6 million of principal payments under our capital lease obligations. We also paid $0.6 million for debt issuance costs as a result of the Third Amendment to the Second Amended and Restated Credit Agreement entered into in August 2017.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and capital leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Excluding the £41.0 million borrowings under our revolving credit facility to fund the acquisition of Zettlex and the remaining 24% of outstanding shares of Laser Quantum, as well as the First Amendment to Amended and Restated Lease signed in May 2018 for our Bedford, Massachusetts headquarters, through September 28, 2018, we have not entered into any material new or modified contractual obligations since December 31, 2017. Borrowings under our revolving credit facility are due in May 2021, the maturity date of our Senior Credit Facilities, and may be repaid at any time before then without prepayment penalties. Our annual rental payment under the First Amendment to Amended and Restated Lease is $1.8 million with 2.5% annual escalations. Total future minimum lease payments under the First Amendment to Amended and Restated Lease is $26.4 million as of September 28, 2018.

Off-Balance Sheet Arrangements

Through September 28, 2018, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except for the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09” or “Topic 606”), through September 28, 2018, there have been no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended September 28, 2018, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 28, 2018, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 28, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of the Company’s common shares during the three months ended September 28, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
July 2 - August 3, 2018	15,300	$65.68	15,300	$2,909,900
August 4 - August 31, 2018	4,000	$71.14	4,000	$2,625,321
September 1 - September 28, 2018	7,400	$73.82	7,400	$2,079,073
Total	26,700		26,700

(1)In October 2013, the Company's Board of Directors authorized a share repurchase plan (the “2013 Repurchase Plan”) for the repurchase of up to an aggregate of $10.0 million of the Company's common shares. The share repurchase plan was announced in the quarterly report for the period ended September 27, 2013 filed on November 5, 2013. The shares may be repurchased from time to time, at the Company's discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company's common shares, and general market conditions. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.

(2)The Company has repurchased 352,793 shares of its common shares pursuant to the 2013 Repurchase Plan since its adoption.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Agreement on the Sale and Transfer of all Shares in W.O.M. World of Medicine GmbH, dated June 6, 2017, between Novanta Europe GmbH, Novanta Inc., and Aton GmbH.	8-K	001-35083	2.1	06/09/17

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-202597	3.1	03/09/15

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	S-3	333-202597	3.2	03/09/15

3.5	Articles of Amendment of the Registrant, dated May 11, 2016.	8-K	001-35083	10.1	05/12/16

10.1	Novanta Inc. Non-Employee Director Compensation Policy.					*

10.2	Form of Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 28, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 28, 2018 and September 29, 2017, (iii) Consolidated Statements of Comprehensive Income

for the three and nine months ended September 28, 2018 and September 29, 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended September 28, 2018 and September 29, 2017, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	November 6, 2018
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	November 6, 2018
Robert J. Buckley