Form 10-K
period 2018-12-31
NOVANTA INC
filed 2019-02-27
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the Registrant’s outstanding common shares held by non-affiliates of the Registrant, based on the closing price of the common shares on the Nasdaq Global Select Market on the last business day of the Registrant’s most recently completed second fiscal quarter (June 29, 2018) was $1,779,955,516. For purposes of this disclosure, common shares held by officers and directors of the Registrant and by persons who hold more than 10% of the Registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of February 19, 2019, there were 34,900,599 shares of the Registrant’s common shares, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders scheduled to be held on May 9, 2019 to be filed with the Securities and Exchange Commission are incorporated by reference in answer to Part III of this Annual Report on Form 10-K.

NOVANTA INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2018

As used in this report, the terms “we,” “us,” “our,” “Novanta,” “NOVT” and the “Company” mean Novanta Inc. and its subsidiaries, unless the context indicates another meaning.

Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

The following brand and trade names of Novanta Inc. are used in this report: Cambridge Technology, Lincoln Laser, ExoTec Precision, Synrad, Laser Quantum, WOM, NDS, NDSsi, Reach Technology, JADAK, ThingMagic, Photo Research, General Scanning, Celera Motion, MicroE, Applimotion, Zettlex and Westwind.

PART I

Cautionary Note Regarding Forward Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward looking statements. The Company makes such forward looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of various important factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file with the SEC from time to time. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward looking statements. Forward looking statements also include the assumptions underlying or relating to any of the forward-looking statements. The forward looking statements contained in this Annual Report include, but are not limited to, statements related to: our belief that the Purchasing Managers Index (PMI) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; anticipated revenue performance; industry trends; market conditions; our competitive positions; changes in economic and political conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions, integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits and expected costs of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory environmental requirements and our compliance thereto; and other statements that are not historical facts. All forward looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements, except as required under applicable law.

Item 1. Business

Overview

Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, “Novanta”, “we”, “us”, “our”) is a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. We combine deep proprietary technology expertise and competencies in photonics, vision and precision motion with a proven ability to solve complex technical challenges. This enables us to engineer core components and sub-systems that deliver extreme precision and performance, tailored to customers' demanding applications.

Novanta Inc. was founded and initially incorporated in Massachusetts in 1968 as General Scanning, Inc. (“General Scanning”). In 1999, General Scanning merged with Lumonics Inc. The post-merger entity, GSI Lumonics Inc., continued under the laws of the Province of New Brunswick, Canada. In 2005, the Company changed its name to GSI Group Inc. Through a series of strategic divestitures and acquisitions, the Company transformed from one that was more focused on the semiconductor industry to one that primarily sells components and sub-systems to OEMs in the medical and advanced industrial markets. The Company changed its name to Novanta Inc. in May 2016.

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

In May 2018, the Company acquired Zettlex Holdings Limited (“Zettlex”), a Cambridge, United Kingdom-based provider of inductive encoder products that provide absolute and accurate positioning, even in extreme operating environments, to OEMs in the medical and advanced industrial markets, for a total purchase price of £23.3 million ($32.0 million).

In July 2017, the Company acquired W.O.M. World of Medicine GmbH (“WOM”), a Berlin, Germany-based provider of medical insufflators, pumps and related disposables to OEMs in the minimally invasive surgery market, for a total purchase price of €118.1 million ($134.9 million).

In January 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum Limited (“Laser Quantum”), a Manchester, United Kingdom-based provider of solid state continuous wave lasers, ultrafast lasers, and optical light engines to OEMs in the medical market, for a total purchase price of £25.5 million ($31.1 million). As a result of the acquisition of these additional shares, the Company’s equity ownership percentage increased from approximately 41% to approximately 76%. In September 2018, the Company acquired the remaining approximately 24% of the outstanding shares of Laser Quantum for a total purchase price of $45.1 million.

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

In January 2013, the Company acquired NDS Surgical Imaging LLC (“NDS”), a San Jose, California-based company that designs, manufactures, and markets high definition visualization solutions and imaging informatics products for the surgical and radiology market segments, for a total purchase price of $75.4 million.

Divestitures and Product Rationalization

As part of our ongoing evaluation of our business mix and financial performance, we also review our business for potential divestitures and product rationalizations. Since 2011, we have executed a series of divestitures and product rationalizations in line with our strategy.

In January 2016, the Company discontinued its radiology products, sold under the Dome brand name and operated within the Company’s Visualization Solutions product line. Total revenue from these products was zero in 2018 and 2017, respectively, and approximately $1.4 million in 2016.

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

In October 2012, the Company sold its Laser Systems business, operated under the Control Laser and Baublys brand names, for $6.6 million in cash.

Segments

Our Chief Operating Decision Maker (“CODM”) utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company. We evaluate the performance of, and allocate resources to, our segments based on revenue, gross profit and operating profit. Our reportable segments have been identified based on commonality and adjacency of technologies, applications, and customers amongst our individual product lines.

Based upon the information provided to the CODM, we have determined that we have three reportable segments. The following table shows the external revenues, gross profit margin and operating profit for each of the segments for the year ended December 31, 2018 (dollars in thousands):

	Revenue	Gross Profit Margin	Operating Profit
Photonics	$249,339	47.0%	$59,285
Vision	$232,902	37.4%	$8,991
Precision Motion	$132,096	45.0%	$31,674

See Note 19 to Consolidated Financial Statements for additional financial information about our reportable segments.

Photonics

The Photonics segment designs, manufactures and markets photonics-based solutions, including laser scanning, laser beam delivery, CO2 laser, continuous wave and ultrafast laser, and optical light engine products to customers worldwide. The segment serves highly demanding photonics-based applications for advanced industrial processes, metrology, medical and life science imaging, DNA sequencing, and medical laser procedures. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

The Photonics segment is comprised of four product lines:

Product Line	Key End Market	Brand Names	Description
Laser Beam Delivery Components	Advanced Industrial and Medical	Cambridge Technology

Galvanometer and polygon-based optical scanning components. These products provide precise control and delivery of laser beams through motorized manipulation of mirrors and optical elements and are integrated by OEM manufacturers with their controlling hardware and software. Advanced industrial applications include additive manufacturing, packaging converting, laser marking, micromachining and metrology. Medical applications include optical coherence tomography imaging, microscopy, and laser-based vision correction.

Laser Beam Delivery Solutions	Advanced Industrial and Medical	Cambridge Technology, Synrad, Laser Quantum

Galvanometer and polygon based optical scan heads that provide precise control and delivery of laser beams through motorized manipulation of mirrors and optical elements in two and three-axis scan heads, scanning subsystems, and controlling hardware and software. Optical light engine products that integrate lasers into light engines with full beam parameter control. Advanced industrial applications include additive manufacturing, packaging converting, laser marking, micromachining and metrology. Medical applications include DNA sequencing, optical coherence tomography imaging, microscopy, super-resolution imaging, and laser-based vision correction.

CO2 Lasers	Advanced Industrial	Synrad

Continuous and pulsed CO2 lasers with power ranges from 5 to 400 watts. Applications include coding, marking, engraving, cutting and trimming of non-metals, fine materials processing, additive manufacturing, packaging converting, and medical applications in dental and dermatology.

Solid State and Ultrafast Lasers	Medical and Advanced Industrial	Laser Quantum	Diode-pumped solid state lasers and ultrafast lasers in the visible to near-infrared. Applications include DNA sequencing, microscopy, and super-resolution imaging.

Vision

The Vision segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators, pumps and related disposables; visualization solutions; wireless imaging and operating room integration technologies; optical data collection and machine vision technologies; radio frequency identification (“RFID”) technologies; thermal chart recorders; spectrometry technologies, and embedded touch screen solutions. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

The Vision segment has nine product lines:

Product Line	Key End Market	Brand Names	Description
Medical Insufflators, Pumps and Accessories	Medical	WOM	Insufflators, pumps, light sources and video couplers, gamma probes and related accessories for minimally invasive surgery.
Visualization Solutions	Medical	NDS, NDSsi	High definition visualization solutions for minimally invasive surgery and robotic surgery.
Video Processing and Streaming	Medical	NDS, NDSsi

Imaging management for visual information, including real-time distribution, documentation, control, and streaming for multiple imaging modalities for surgical applications. High definition wireless transmission of video signals to replace video cables in minimally invasive surgical equipment.

Touch Panel Displays	Medical and Advanced Industrial	Reach Technology	Embedded capacitive and resistive touch panel technology that delivers high-performance solutions.
Machine Vision	Medical and Advanced Industrial	JADAK	Camera-based machine vision products and solutions performing image analysis within medical devices.
Radio Frequency Identification (RFID)	Medical and Advanced Industrial	JADAK, ThingMagic	RFID technologies via High-Frequency (HF) and Ultra-High Frequency (UHF) readers, writers and antennas for applications such as surgical part tracking and counterfeit detection.
Barcode Identification	Medical and Advanced Industrial	JADAK	Embedded and handheld data collection products for barcode identification.
Thermal Chart Recorders	Medical	JADAK	Rugged thermal chart recorders for patient monitoring, defibrillator equipment, blood gas analyzers, and pulse oximeters.
Light and Color Measurement	Medical and Advanced Industrial	Photo Research	Light and color measurement devices, including spectroradiometers, photometers, and color characterization software, used in research and development and quality control testing.

Precision Motion

The Precision Motion segment designs, manufactures and markets optical and inductive encoders, precision motors, motion control sub-assemblies, air bearings, air bearing spindles and precision machined components to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

The Precision Motion segment includes five product lines:

Product Line	Key End Market	Brand Names	Description
Optical Encoders	Advanced Industrial and Medical	Celera Motion, MicroE

Optical encoders from core product brand MicroE. Applications include precision motion control and sensing in semiconductor and electronics manufacturing, industrial and medical robotics, metrology, satellite communications, medical devices, and laboratory and diagnostics equipment.

Inductive Encoders	Advanced Industrial and Medical	Celera Motion, Zettlex

Inductive encoders from core product brand Zettlex. Applications include precision motion control and sensing in satellite communications, surveillance, medical devices, industrial and medical robotics, autonomous vehicles, and laboratory and diagnostics equipment.

Precision Motors	Advanced Industrial and Medical	Celera Motion, Applimotion

Direct drive motor components from core product brand Applimotion. Applications include precision motion control in semiconductor and electronics manufacturing, industrial and medical robotics, autonomous vehicles, metrology, satellite communications, surveillance, medical devices, and laboratory and diagnostics equipment.

Integrated Motion Control Solutions	Advanced Industrial and Medical	Celera Motion

Integrated motion sub-assemblies.  Applications include precision motion control in semiconductor and electronics manufacturing, industrial and medical robotics, autonomous vehicles, metrology, satellite communications, surveillance, medical devices, and laboratory and diagnostics equipment.

Air Bearing Spindles	Advanced Industrial	Celera Motion, Westwind

High-speed and precision air bearings and air bearing spindles from core product brand Westwind.  Applications include printed circuit board (“PCB”) manufacturing, automotive coating, semiconductor manufacturing equipment, micro machining, and power generation.

End Markets

We primarily operate in two end markets: the advanced industrial market and the medical market.

Advanced Industrial Market

For the year ended December 31, 2018, the advanced industrial market accounted for approximately 50% of the Company’s revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

For the year ended December 31, 2018, the medical market accounted for approximately 50% of the Company’s revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, trends in surgical procedures, changes in technology requirements, changes in customer or patient preferences, and general demographic trends.

Working Capital Requirements

There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

Customers

We have a diverse group of customers that include companies that are global leaders in their industries. Many of our customers participate in several market industries. No customer accounted for greater than 10% of our consolidated revenue during the years ended December 31, 2018, 2017 or 2016.

Customers of our Photonics, Vision, and Precision Motion segments include a large number of OEM customers who integrate our products into their systems for sale to end users. We also sell directly to end users. Our customers include leaders in the medical and advanced industrial markets. A typical OEM customer will usually evaluate our products and our ability to provide application knowledge and expertise, post-sales application support and services, supply chain management over long durations, manufacturing capabilities, product quality, global presence, and product customization before deciding to incorporate our products into their products or systems. Customers generally choose suppliers based on a number of factors, including product performance, reliability, application support, price, breadth of the supplier’s product offerings, the financial condition of the supplier, and the geographical coverage offered by the supplier. Once certain of our products have been designed into a given OEM customer’s product or system, there are generally significant barriers to subsequent supplier changes until the end of the product or system life cycle, especially in the medical market.

Seasonality

While our revenues are not highly seasonal on a consolidated basis, the revenues of some of our individual product lines, particularly our visualization solutions, imaging informatics, and thermal chart recorder products, are impacted in the first and fourth quarters by seasonality due to hospital budgeting cycles.

Backlog

As of December 31, 2018 and 2017, our consolidated backlog was approximately $234.4 million and $187.1 million, respectively. The majority of orders included in backlog represent open orders for products and services that, based on management’s projections, have a reasonable probability of being delivered over the subsequent twelve-month period. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Management believes that backlog is not a meaningful indicator of future business prospects for any of our business segments due to the short lead time required on our products and the ability of customers to reschedule or cancel orders. Therefore, backlog as of any particular date should not be relied upon as indicative of our revenues for any future period.

Manufacturing

Manufacturing functions are performed internally when we choose to maintain control over critical portions of the production process or for cost related reasons while some of the less critical portions are outsourced to third parties. To the extent it makes financial sense, we will consider outsourcing additional portions of the production process.

Products offered by our Photonics segment are manufactured at facilities in Bedford, Massachusetts; Mukilteo, Washington; Phoenix, Arizona; Taunton and Manchester, United Kingdom; and Suzhou, China. Products offered by our Vision segment are manufactured at facilities in Syracuse and Rochester, New York; San Jose, California; and Ludwigsstadt, Germany. Products offered by our Precision Motion segment are primarily manufactured at facilities in Bedford, Massachusetts; Loomis, California; Poole and Cambridge, United Kingdom; and Suzhou, China.

Many of our products are manufactured under ISO 9001 certification, while the majority of our products manufactured for the medical market are manufactured under ISO 13485 certification. Our medical insufflators, pumps, cameras and accessories products are also manufactured under ISO 14001 certification. Certain visualization solutions, thermal chart recorders and imaging informatics products are manufactured under current good manufacturing practices (CGMPs), which is a requirement of their medical device classification by the U.S. Food and Drug Administration (the “FDA”). In addition, certain visualization solutions, thermal printers, imaging informatics and medical insufflators, pumps, cameras and accessories products are manufactured under section 510(k) of the FDA.

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

Raw Materials, Components and Supplies

Each of our businesses uses a wide variety of raw materials, key components and parts that are generally available from alternative sources of supply and in adequate quantities from domestic and foreign sources. In some instances, we design and/or re-engineer the parts and components used in our products. For certain critical raw materials, key components and parts used in the production of some of our principal products, we have identified only a limited number of suppliers or, in some instances, a single source of supply. We also rely on a limited number of suppliers to manufacture subassemblies for some of our products.

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

Human Resources

As of December 31, 2018 and 2017, we employed 2,133 and 2,034 employees, respectively. We also utilize temporary and contract personnel that are not included in these headcount numbers.

Government Regulation

Our current and contemplated activities and the products and processes that will result from such activities are subject to substantial government regulations, both in the United States and internationally. Most of our production facilities are subject to various federal, state, local, and/or foreign environmental regulations related to the use, storage, handling, and disposal of regulated materials, chemicals, and certain waste products. Such rules are subject to changes by the governing agencies and we monitor those changes closely.

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

Our capital expenditures, earnings, and competitive position have not been, and are not expected to be, materially affected by our compliance with federal, state, and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Medical Device Regulation

Certain products manufactured by us are integrated into systems by our customers that are subject to regulation by the United States Food and Drug Administration (the “FDA”). We must comply with certain quality control measurements in order for our products to be effectively used in our customers’ end products. Non-compliance with quality control measurements could result in fines, penalties, and loss of business with our customers.

We are also subject to certain medical device regulations. Medical devices are subject to extensive and rigorous regulation by the FDA and by other federal, state and local authorities. The Federal Food, Drug and Cosmetic Act (the “FDCA”) and related regulations govern the conditions of safety, efficacy, clearance, approval, manufacturing, quality system requirements, labeling, packaging, distribution, storage, recordkeeping, reporting, marketing, advertising, and promotion of products.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification or approval of a premarket approval application (“PMA”). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (the “QSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, postmarket surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA, requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed. In many cases, our customers are responsible for compliance with the FDA’s requirements applicable to medical devices. However, we also currently market certain Class II medical device products independently that are subject to these requirements.

510(k) Marketing Clearance Pathway

To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is ‘‘substantially equivalent’’ to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or Class I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from nine to twelve months, but may take significantly longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, a de novo classification or PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications today are accomplished by a letter-to-file in which the manufacturer documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for every change. The FDA can always review these letters-to-file in an inspection. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•	establishment registration and device listing with the FDA;
•

QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•

labeling and marketing regulations, which require that promotion is truthful, not misleading and fairly balanced, provides adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

•	FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;
•

clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of the cleared devices;

•

medical device reporting regulations, which require that a manufacturer report to the FDA if a device that it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

•

correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

•

complying with requirements governing Unique Device Identifiers (UDI) on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database (GUDID);

•	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•

post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data on the device.

We may be subject to similar foreign laws that may include applicable post-marketing requirements such as safety surveillance. Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and a complaints file. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•	recalls, withdrawals, or administrative detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
•	withdrawing 510(k) clearances or PMA approvals that have already been granted;
•	refusal to grant export or import approvals for our products; or
•	criminal prosecution.

Other Healthcare Laws and Regulations

In the United States and other jurisdictions where we operate our business, there are healthcare laws and regulations that constrain our business operations, including our sales, marketing and promotional activities, and that limit the kinds of arrangements we may have with customers, physicians, healthcare entities and others in a position to purchase or recommend our products or other products or services we may develop and commercialize. These laws include, without limitation: the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program; federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters; HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which imposes certain requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information; the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to annually report to the federal government information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and state and foreign law equivalents of each of the above federal laws, which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Violations of these laws may result in substantial civil penalties, including treble damages, and criminal penalties, including imprisonment, fines, the curtailment or restructuring of our operations, and exclusion from participation in governmental healthcare programs. For further information regarding other healthcare laws and regulations that our operations are subject to, see “Item 1A. Risk Factors—Risks Relating to our Business—Our business is indirectly subject to healthcare industry cost containment and healthcare reform measures that could result in reduced sales of our products.”

Other Information

We maintain a website with the address https://www.novanta.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website (https://investors.novanta.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). In addition, our reports and other information are filed with securities commissions or other similar authorities in Canada and are available over the Internet at https://www.sedar.com.

Item 1A. Risk Factors

The following risk factors could have a material adverse effect on our business, financial position, results of operations and cash flows and could cause the market value of our common shares to fluctuate or decline. These risk factors may not include all of the important factors that could affect our business or that could cause our future financial results to differ materially from historical or expected results or cause the market price of our common shares to fluctuate or decline.

Risks Relating to our Business

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our customers’ businesses and levels of business activities.

A large portion of our product sales are dependent on our customers’ need for increased capacity, productivity and cost saving initiatives, improved product quality and performance, and new investments. Weaknesses in our end markets could negatively impact our revenue and gross margin and consequently have a material adverse effect on our business, financial condition and results of operations. A severe and/or prolonged overall economic downturn or a negative or uncertain political climate could lead to weaknesses in our end markets and adversely affect our customers’ financial condition and the timing or levels of business activity of our customers and the industries we serve. In particular, diminished growth expectations in China, economic and political uncertainty in Europe as Britain negotiates withdrawal from the European Union, as well as political and economic uncertainty in the U.S. could adversely impact our customers’ financial condition and ability to maintain product order levels in the future. This may reduce the demand for our products or depress pricing for our products and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand for products or services for which we do not have competitive advantages. This could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changes in economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

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

During a period of increasing demand and rapid growth, we must be able to increase manufacturing capacity quickly. Our inability to quickly increase production in response to a surge in demand could prompt customers to look for alternative sources of supply or leave our customers without a supply, both of which events could harm our reputation and make it difficult for us to retain our existing customers or to obtain new customers and have a material adverse effect on our business.

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

Technology requirements in our markets are constantly changing. We must continually introduce new products that meet evolving customer needs. Our ability to grow depends on the successful development, introduction and market acceptance of new or enhanced products that address our customers’ requirements. Developing new technology is a complex and uncertain process requiring us to accurately anticipate technological and market trends and meet those trends with the right products. Additionally, this requires that we manage the transition from older products to minimize disruption in customer ordering patterns, avoid excess inventory and ensure adequate supplies of new products. Failure to develop new products, failed market acceptance of new products or problems associated with new product transitions could harm our business.

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

New products often take longer to develop, may have fewer features than originally considered desirable, and have higher costs than initially estimated. There may be difficulty in sourcing components for new products and delays in starting volume production. New products may also not be commercially successful. Any of these adverse developments could lead to loss of market share and inability to achieve our anticipated revenue growth targets.

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

We rely on information technology systems throughout the Company to manage orders, process shipments to customers, manage inventory levels and maintain financial, customer and employee information. Certain events could result in the disruption of our systems, including power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and other unforeseen events. If we were to experience a significant period of disruption in information technology systems that involve our interactions with customers or suppliers, it could result in the loss of revenue and customers as well as significant response and mitigation costs, which would adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in significant financial or reputational damage to us, as well as litigation, regulatory enforcement action, or other liability risks that could lead to substantial damages, fines, penalties and legal costs. We also expend substantial amounts to protect our information technology systems, and if we were to experience a significant breach in security of our information technology systems, we may need to materially increase such expenditures, which would adversely affect our results of operations. Moreover, our insurance to cover costs in the event of a breach may be insufficient to cover such costs.

Risks associated with data privacy issues, including evolving laws, regulations and associated compliance efforts, may adversely impact our business and financial results.

Legislation in various countries around the world with regard to cybersecurity, privacy and data protection is rapidly expanding and creating a complex compliance environment. We are subject to many privacy and data protection laws and regulations in the U.S. and around the world, some of which place restrictions on our ability to process personal data across our business. In particular, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018, has caused more stringent data protection requirements in the European Union. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects how their personal information is to be used;, imposes limitations on retention of personal data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are subject to the supervision of local data protection authorities in those E.U. jurisdictions where we are established or otherwise subject to the GDPR. Certain breaches of the GDPR requirements could result in substantial fines, which can be up to four percent of worldwide revenue or 20 million Euros, whichever is greater. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm. We have invested, and continue to invest, human and technology resources in our GDPR compliance efforts and our data privacy compliance efforts in general. These compliance efforts may be time-intensive and costly. Despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to protect the privacy of third party data or comply with the GDPR or other applicable regimes.

As we transact a portion of our sales, and maintain significant cash balances, in foreign currencies, changes in interest rates, credit ratings or foreign currency rates could have a material adverse effect on our financial position, results of operations, and cash flows.

A portion of our revenue is derived from our European and Asian operations and includes transactions in Euros, British Pounds and Japanese Yen, while our products are mainly manufactured in the U. S., U.K., Germany and China. In the event of a decline in the value of the Euro, British Pounds or Japanese Yen, we would typically experience a decline in our revenues and profit margins. If we increase the selling prices on our products sold in Europe and Asia in order to maintain profit margins and recover costs, we may lose customer sales to lower cost competitors.

Additionally, balances maintained in foreign currencies create additional financial exposure to changing foreign currency rates. If foreign currency rates were to change significantly, we could incur material losses. While we use foreign currency contracts and other risk management techniques to hedge our foreign currency exposure, we cannot be certain that our efforts will be adequate to protect us against significant foreign currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

Our reliance on international operations in foreign countries subjects us to risks not typically faced by companies operating exclusively in the U.S.

During the year ended December 31, 2018, approximately 61% of our revenues were derived from operations and customers outside of the U.S. The scope of our international operations subjects us to risks that could materially impact our results of operations, including:

•	foreign exchange rate fluctuations;
•	increases in shipping costs;
•	longer customer payment cycles;
•	greater difficulty in collecting accounts receivable;
•	use of incompatible systems and equipment;
•	problems with staffing and managing foreign operations in diverse cultures;
•	trade tariffs;
•	trade barriers and export/import controls;
•	transportation delays and interruptions;
•	increased vulnerability to the theft of, and reduced protection for, intellectual property rights;
•	government currency control and restrictions, delays, penalties or required withholdings on repatriation of earnings;
•	compliance with foreign laws and regulations, including those that potentially conflict with other jurisdictions;
•	the impact of recessionary foreign economies; and
•	natural disasters and acts of terrorism.

We also are subject to risks that our operations outside the U.S. could be conducted by our employees, contractors, service providers, representatives or agents in ways that violate the Foreign Corrupt Practices Act or other similar anti-bribery laws. Any such violations could have a negative impact on our business and could result in government investigations and/or injunctive, monetary or other penalties. Moreover, our anti-bribery policy and procedures may be violated by third-party sales representatives or other agents that help sell our products or provide other services. Such representatives or agents are not our employees and it may be more difficult to oversee their conduct, which may increase the risk of violations of anti-bribery laws.

Increased outsourcing of components manufacturing to manufacturers outside the U.S. leads to additional risks that could negatively impact our business.

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

Increases in tariffs, trade restrictions or taxes on our products could have an adverse impact on our operations.

During the year ended December 31, 2018, approximately 61% of our revenues were derived from operations and customers outside of the U.S. We also manufacture certain of our products and purchase a portion of our raw materials and components from suppliers in China and other foreign countries. The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the U.S. and China, as well as those between the U.S. and Canada, Mexico and other countries have been escalating in recent months. Most notably, three rounds of U.S. tariffs were placed on Chinese goods being exported to the U.S., with such tariffs taking effect in July, August and September 2018. Each of these U.S. tariff impositions against Chinese exports were followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Certain of the raw materials and components we purchase from China are subject to these tariffs, which has increased our manufacturing costs and could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. Certain of our finished products manufactured in the U.S. have been subject to the retaliatory tariffs in China, which has increased our cost and made our products less competitive than those of our competitors whose products are not subject to such retaliatory tariffs. In addition, the U.S. administration has threatened to impose tariffs on all products imported from China, which would impact all of our products and supplies imported from China to the U.S.; and the Chinese government has threatened to levy additional retaliatory tariffs on U.S. manufactured goods. If these were to occur, we may not be able to mitigate the impacts of these tariffs, and our business, results of operations and financial position would be materially adversely affected. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive to similar products not subjected to such import tariffs. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials or components may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials or components, which would have a material adverse effect on our business, results of operations and financial conditions.

Our global operations are subject to extensive and complex import and export rules that vary among the legal jurisdictions in which we operate. Failure to comply with these rules could result in substantial penalties.

Due to the international scope of our operations, we are subject to a complex system of import and export related laws and regulations, including U.S. export control and customs regulations and customs regulations of other countries. These regulations are complex and vary among the legal jurisdictions in which we operate. Any alleged or actual failure to comply with such regulations may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the U.S. Any of these penalties could have a material adverse effect on our financial position, results of operations and cash flows. Additionally, the U.K. is likely to implement new import and export rules as part of the process of exiting the European Union. There will likely be new costs of compliance associated with such rules, as well as the additional risk of penalties for failure to comply.

The U.K.’s plan for withdrawal from the European Union and the actions of the current U.S. government may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common shares.

We are a multinational company with worldwide operations, including business operations and investments in the U. K., Germany and China. In March 2017, Prime Minister Theresa May of the U.K. formally began the process of withdrawing the U. K. from the European Union, following the June 2016 referendum in which a majority of voters in the U. K. supported such withdrawal. The terms of the withdrawal are subject to a negotiation period that could last at least until March 2019. The announcement has created significant uncertainty about the future relationship between the U. K. and the European Union, and has given rise to calls for the governments of other European Union member states to consider withdrawal. If the U. K. and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the U. K. and other European Union member states or among the European economic area overall could be diminished or eliminated.  These developments in turn may inhibit our sales of products, mobility of our personnel, and our access to capital.

The policies of the current U.S. government regarding U.S. trade, tax and health care policies, among other things, have led to substantial uncertainty in global financial markets. The current U.S. government has withdrawn the U.S. from the Trans-Pacific Partnership trade agreement, has re-negotiated the North American Free Trade Agreement (“NAFTA”) and has made various comments suggesting the possible re-negotiation of, or withdrawal from, other trade agreements, has imposed significant tariffs on imports from China and other countries, and has suggested the potential imposition of other significant new import barriers. The current U.S. government has also enacted comprehensive tax law reform, and attempted to repeal the U.S. Patient Protection and Affordable Care Act (the “PPACA”), and may continue to seek repeal of the PPACA. These developments and the lack of clarity regarding future U.S. tax, trade and health care policies have created significant uncertainty that could have a material adverse effect on global economic conditions and the stability of global financial markets. Any major changes in these policies could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common shares. Because of the global nature of our business, and our strategy to increase our sales to the medical market, our business may be particularly impacted by any major changes in U.S. trade, tax and health care policies.

Others may violate our intellectual property rights and cause us to incur significant costs to protect our rights.

Our future success depends in part upon our intellectual property rights, including patents, trade secrets, know-how and continuing technological innovation. We do not have personnel dedicated to the oversight, organization and management of our intellectual property. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or disclosure. It is possible that, despite our efforts, other parties may use, obtain or try to copy our technology and products. There can be no assurance that other companies are not investigating or developing other technologies similar to ours, that any patents will be issued from any application filed by us, or that, if patents are issued, the claims allowed will be sufficient to deter or prohibit others from marketing similar products. In addition, our patents may be challenged, invalidated or circumvented in a legal or administrative proceeding. Policing unauthorized use of our intellectual property rights is difficult and time consuming and may involve initiating claims or litigation against third parties for infringement of our proprietary rights, which could be costly and divert management resources.

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

We have received in the past, and could receive in the future, notices from third parties alleging that our products infringe patent or other proprietary rights. These allegations could result in significant costs and diversion of the attention of management. Adverse consequences may also apply if we fail to avoid or successfully defend litigation for infringement or misappropriation of proprietary rights of third parties. If a successful claim were brought against us and we were found to have infringed a third-party’s intellectual property rights, we could be required to pay substantial amounts for damages or be enjoined from using the technology deemed to be infringing, or from using, making or selling products deemed to be infringing, any of which could adversely affect our operating results. If we have supplied infringing products to third parties, we may be obligated to indemnify these third parties for any damages that they may be required to pay to the patent holder and for any losses that they may sustain as a result of the infringement.

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

As part of our business strategy, we expect to broaden our product and service offerings by acquiring businesses, technologies, assets and product lines that, we believe, complement or expand our existing businesses. In recent years, we have made a number of acquisitions, including the acquisitions of W.O.M. World of Medicine GmbH, Laser Quantum Limited and Zettlex Limited, and we expect to continue to make acquisitions in the future. We may fail to successfully identify appropriate acquisition candidates or integrate acquired businesses, products, technologies or personnel into our businesses and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisitions. If we are not able to successfully achieve these objectives, the anticipated benefits of such acquisitions may not be realized fully or at all, and our results of operations could be adversely affected. As a result of the number of recent and expected future acquisitions in a relatively short amount of time, these risks may be heightened due to limited resources available to integrate these new businesses. Our acquisition activities may divert management’s attention from our regular operations. Managing a larger and more geographically dispersed operation and product portfolio could also pose challenges for our management team.

Further, our ability to maintain and increase profitability of an acquired business will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. Our expectations to achieve more consistent and predictable levels of revenue and to increase profitability as a result of any acquisition may not be realized. Such revenues and profitability may even decline as we integrate operations into our businesses. If revenues of acquired businesses decline or grow more slowly than we anticipate, or if their operating expenses are higher than we expect, we may not be able to sustain or increase their profitability, in which case our financial condition will suffer and our stock price could decline. In addition, through our acquisitions, we may assume liabilities, losses or costs for which we are not indemnified or insured or for which our indemnity or insurance is inadequate. Any such liabilities may have a material adverse effect on our financial position or results of operations.

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

Product defects or problems with integrating our products with other vendors’ products used by our customers may seriously harm our business and reputation.

We produce complex products that can contain latent defects or performance problems. This could happen to both existing and new products. Such defects or performance problems could result in litigation against us and be detrimental to our business and reputation.

In addition, customers frequently integrate our products with other vendors’ products. When problems occur in a combined environment, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, and cause significant customer relationship issues, any of which could adversely affect our results of operations and financial condition.

Disruptions in the supply of certain key components and other goods from our suppliers, including limited or single source suppliers, could have an adverse effect on the results of our business operations, and could damage our relationships with customers.

The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components and other goods required for the production of some of our principal products are available from limited or single source of supply. If a single source supplier decides to stop producing a key component for us, or if the receipt of certain limited source or single source materials is otherwise delayed, our relationship with customers may be harmed if such decisions or delays cause us to miss our scheduled shipment deadlines. Our current or alternative sources may not be able to continue to meet all of our demands on a timely basis. If suppliers or subcontractors experience difficulties or fail to meet our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms. A prolonged inability to obtain certain raw materials, key components or other goods is possible and could have a significant adverse effect on our business operations, damage our relationships with customers, or even lead to permanent loss of customer orders.

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

We use rolling forecasts based on anticipated product orders to determine our production requirements. It is important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and raw materials to manufacture our products. Lead times for our components and raw materials vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand. For substantial increases in our sales levels of certain products, some of our suppliers may need significant lead time. If we overestimate our component and raw material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and raw material requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to customers. Any of these occurrences could adversely affect our results of operations and damage our relationships with customers.

Production difficulties and product delivery delays or disruptions could have a material adverse effect on our business.

We assemble our products at our facilities in the U.S., the U. K., Germany and China. Each of our products is typically manufactured in a single manufacturing location. If production activities at any of our manufacturing facilities were disrupted by a natural disaster or otherwise, our operations would be negatively impacted until we could establish alternative production and service operations. Significant production difficulties could be the result of:

•	mistakes made while transferring manufacturing processes between locations;
•	changing process technologies;
•	ramping production;
•	installing new equipment at our manufacturing facilities;
•	implementing new information technology systems;
•	shortage of key components; and
•	loss of electricity or employees’ access to the manufacturing facilities due to man-made and natural disasters.

From time to time, we determine to consolidate certain of our manufacturing facilities, or otherwise move our production of certain products to another facility. Moving complicated manufacturing facilities involves various risks, including the inability to commence production within the cost and timeframe estimated, damage to equipment, inability to produce a high-quality product, shipping delays, distraction to management and employees, and the inability to hire and retain a sufficient number of qualified personnel. Failure to successfully move manufacturing facilities due to these and other unforeseen risks could adversely affect our ability to meet customer demand, harm our relationships with customers, and adversely impact our results of operations and financial position.

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

Some of our products and the related sales and marketing development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDCA, medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the U.S. In the European Union, we are required to comply with applicable medical device directives (including the Medical Devices Directive) and to obtain CE Mark certification in order to market medical devices. The CE Mark is applied following approval from an independent notified body or declaration of conformity. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products, or with respect to enhancements or modifications to existing products, could:

•	take a significant period of time;

•	require the expenditure of substantial resources;
•	involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance;
•	require changes to products; and
•	result in limitations on the indicated uses of products.

In addition, exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated. Most countries outside of the U.S. require that product approvals be renewed or recertified on a regular basis, generally every four to five years. The renewal or recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and conduct appropriate testing to document continued compliance. Where renewal or recertification applications are required, they may need to be renewed and/or approved in order for us to continue selling our products in those countries. There can be no assurance that we will receive the required approvals for new products or modifications to existing products on a timely basis or that any approval will not be subsequently withdrawn or conditioned upon extensive post-market study requirements.

In addition, on April 5, 2017, the European Parliament passed the Medical Devices Regulation (the “MDR”) which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the European Economic Area (the “EEA”) member states, the regulations are directly applicable (i.e., without the need for adoption of EEA member state laws implementing them) in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member states. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and in vitro diagnostic devices and ensure a high level of safety and health while supporting innovation. The MDR will, however, only become applicable three years after publication. Once applicable, the new regulations will, among other things:

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

The FDA and other worldwide regulatory agencies actively monitor compliance with local laws and regulations through review and inspection of design and manufacturing practices, recordkeeping, reporting of adverse events, labeling and promotional practices. The FDA can ban certain medical devices; detain or seize adulterated or misbranded medical devices; order recall, repair, replacement or refund of these devices; and require notification of healthcare professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA can take action against a company that promotes "off-label" uses. The FDA may also enjoin and restrain a company for certain violations of the FDCA and regulations pertaining to medical devices, or initiate action for criminal prosecution of such violations. Any adverse regulatory action, depending on its magnitude, may restrict a company from effectively marketing and selling its products, may limit a company's ability to obtain future premarket clearances or approvals, and could results in a substantial modification to the company's business practices and operations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements.

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

Our products and operations are subject to various foreign, U.S. federal, and state healthcare laws and regulations, which could expose us to penalties.

Our products and our operations may be directly, or indirectly through our customers, subject to various foreign, U.S. federal and state healthcare laws and regulations, including, without limitation, anti-kickback, false claims and privacy statutes. These laws may restrict, among other things, the development, sales, marketing and distribution of our products. These laws include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from Medicare, Medicaid, or other third-party payors;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPPA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

HIPAA as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•

the federal physician “sunshine” requirements under PPACA, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Efforts to ensure that our business operations comply with applicable healthcare laws may involve substantial costs. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in governmental healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Our business is indirectly subject to healthcare industry cost containment and healthcare reform measures that could result in reduced sales of our products.

Several of our customers rely on third party payors, such as government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of governments, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third-party payors for procedures in which our products are used. If that occurred, sales of medical devices may decline significantly and our customers may reduce or eliminate purchases of our products, or demand further price reductions. The cost containment measures that healthcare payors are instituting, both in the U.S. and internationally, could reduce our revenues and harm our operating results.

In addition, in the U.S. and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to reform healthcare systems. For example, PPACA imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the U.S., with limited exceptions, although the effective rate paid may be lower. Through a series of legislative amendments, the excise tax was suspended through December 31, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the PPACA was invalid due to the legislative repeal of the individual mandate. While the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the PPACA will impact the PPACA and our business. There may be additional challenges and amendments to the PPACA in the future.  Other elements of health care reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially adversely impact numerous aspects of our business, results of operations and financial condition. Changes in governmental regulations related to our business or our products could reduce demand for our products or increase our expenses.

We are subject to many governmental regulations, including, but not limited to, the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the FDA, and certain health regulations related to the manufacture of products using beryllium, an element used in some of our products. Among other things, these regulations require us to file annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to conduct safety reviews, to incorporate design and operating features in products sold to end-users, and to certify and label our products. Depending on the class of the product, various warning labels must be affixed and certain protective devices must be installed.

We are also subject to regulatory oversight, including comparable enforcement mechanisms, in the markets we serve. We compete in many markets in which we and our customers must comply with federal, state, local and international regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by those regulations. Any significant changes in these regulations could reduce demand for our products or increase our expenses, which in turn could adversely affect our business, financial condition, results of operations and cash flows.

Compliance or the failure to comply with current and future environmental regulations could result in significant costs.

Our operations are subject to a variety of federal, state, local and international environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process or the recycling of products we manufacture. We are subject to regulations of the Environmental Protection Agency in the U.S. and comparable authorities in other countries. If we fail to comply with any present or future regulations, we could be subject to regulatory fines.

Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our business, results of operations or financial condition. It is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. Certain regulations may require us to redesign our products to ensure compliance with the applicable standards. These redesigns may adversely affect the performance of our products, add greater testing lead-times for product introductions and reduce our profitability.

If we fail to implement new information technology systems successfully, our business could be adversely affected.

We rely on centralized information systems throughout the Company to keep financial records, process orders, manage inventory, process shipments to customers, and operate other critical functions. We are in the process of upgrading our information technology infrastructure, including implementing new enterprise resource planning (“ERP”) systems and other complementary information technology systems. We have invested, and will continue to invest, significant capital and human resources in the upgrades and new ERP systems. Any disruptions, delays or deficiencies in the transition, design and implementation of the upgrades and new ERP systems, particularly any disruptions, delays or deficiencies that impact our operations, could have a material adverse effect on our results of operations and cash flows.

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

As of December 31, 2018, we had $360.6 million of net intangible assets, including goodwill, on our consolidated balance sheet. Net intangible assets consist principally of goodwill, customer relationships, patents, trademarks, core technologies and technology licenses. Goodwill and indefinite-lived intangible assets are tested for impairment at least on an annual basis. All other intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

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

Risks Relating to Taxes

Novanta Inc. may be subject to U.S. federal income taxation even though it is a non-U.S. corporation.

Novanta, Inc. is a holding company organized in Canada and is subject to Canadian tax laws. However, we are also subject to U.S. tax rules and file U.S. federal income tax returns for our operations in the U.S. In addition, distributions or payments from entities in one jurisdiction to entities in another jurisdiction may be subject to income and/or withholding taxes. We do not intend to operate in a manner that will cause Novanta, Inc. to be treated as engaged in a U.S. trade or business or otherwise be subject to U.S. federal income taxes on its income, but it generally will be subject to U.S. federal withholding tax on certain U.S.-sourced passive income items, such as dividends and certain types of interest.

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

Our effective tax rate is subject to fluctuation as the effective income tax rate for each year is a function of (a) taxable income levels in numerous tax jurisdictions, (b) our ability to utilize recognized deferred tax assets, (c) taxes, interest, or penalties resulting from tax audits and, (d) credits and deductions as a percentage of total taxable income. From time to time, the U.S., foreign and state governments make substantive changes to tax rules where significant judgment is required to determine the impact of such changes on our provision for income taxes, which may result in increased costs. Further, such tax law changes may cause our effective tax rate to fluctuate between periods.

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

As of December 31, 2018, we had outstanding debt of $209.6 million under the amended and restated senior secured credit agreement (the “Second Amended and Restated Credit Agreement”) and $189.9 million available to be drawn under the revolving credit facility. If we are unable to satisfy the conditions in the Second Amended and Restated Credit Agreement or our needs exceed the amounts available under the revolving credit facility, we may need to engage in equity or debt financings to obtain additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution. Any new equity securities we issue could have rights, preferences and privileges superior to those of the holders of our common shares. Further, our Second Amended and Restated Credit Agreement restricts our ability to obtain additional debt financing from other sources. If we are unable to obtain adequate financing or obtain financing on terms satisfactory to us when we need it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common shares.

Global credit conditions have varied widely over the past decade and could continue to vary significantly in the future. Although these conditions have not affected our current plans, adverse credit conditions in the future could have a material negative impact on our ability to execute on future strategic initiatives.

Our existing indebtedness could adversely affect our future business, financial condition and results of operations.

As of December 31, 2018, we had $209.6 million of outstanding debt. This level of debt could have significant consequences on our future operations, including:

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

In addition, as a global corporation, we have significant cash reserves held in foreign countries. Some of these balances may not be immediately available to repay our debt.

Our Second Amended and Restated Credit Agreement contains covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our borrowings thereunder.

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

Certain provisions of our corporate documents may delay or prevent a change in control of the Company.

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

While our management and our independent registered public accounting firm concluded that our internal control over financial reporting was effective as of December 31, 2018, it is possible that material weaknesses may be identified in the future.

If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a publicly traded company or to comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common shares, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our internal control and financial reporting requirements or to comply with legal and regulatory requirements could adversely affect the trading price of our common shares and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain.

As part of our growth strategy, we may make additional acquisitions of privately held businesses. Prior to becoming part of our consolidated company, the acquired businesses would not be required to implement or maintain the disclosure controls and procedures or internal control over financial reporting that are required of public companies. We are required to integrate the acquired businesses into our consolidated company’s system of disclosure controls and procedures and internal control over financial reporting, but we cannot provide assurance as to how long the integration process may take for our recently acquired businesses or any businesses that we may acquire in the future. Additionally, we may need to improve our internal control or those of any business we acquire and may be required to design enhanced processes and controls in order to make such improvements. This could result in significant costs to us and could require us to divert substantial resources, including management time and attention, from other activities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal owned and leased properties as of December 31, 2018 are listed in the table below.

Location	Principal Use	Current Segment	Approximate Square Feet	Owned/Leased
Bedford, Massachusetts, United States	Manufacturing, R&D, Marketing, Sales and Administration	Photonics, Precision Motion & Corporate	147,000	Leased; expires in 2031
Ludwigsstadt, Germany	Manufacturing	Vision	105,000	Owned
San Jose, California, United States	Manufacturing, R&D, Marketing, Sales and Administration	Vision	73,000	Leased; expires in 2019
Mukilteo, Washington, United States	Manufacturing, R&D, Marketing, Sales and Administration	Photonics	63,000	Owned
North Syracuse, New York, United States	Manufacturing, R&D, Marketing, Sales and Administration	Vision	55,000	Leased; expires in 2029
Suzhou, People’s Republic of China	Manufacturing, R&D, Marketing, Sales and Administration	Photonics, Vision & Precision Motion	55,000	Leased; expires in 2023
Poole, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administration	Precision Motion	51,000	Building owned; land leased through 2078
Berlin, Germany	R&D, Marketing, Sales and Administration	Vision	51,000	Leased; expires in 2026
Manchester, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administration	Photonics	35,000	(1)
Phoenix, Arizona, United States	Manufacturing, R&D, Marketing, Sales and Administration	Photonics	31,000	Owned
Rocklin, California, United States	Manufacturing, R&D, Marketing, Sales and Administration	Precision Motion	28,000	Leased; expires in 2023
Taunton, United Kingdom	Manufacturing, R&D, Marketing and Sales	Photonics	19,000	Leased; expires in 2019

(1)	Novanta owns one facility of 9,000 square feet and leases six other facilities of 26,000 square feet in aggregate with lease expiration dates ranging from 2019 to 2026.

A portion of our leased facility in San Jose, California is currently under-utilized. As of December 31, 2018, the Company had exited approximately 22,000 square feet of this facility.

Additional research and development, sales, service and logistics sites are located in Arizona, California, Florida, New York, Oregon and Colorado, United States; Munich, Reichenbach and Konstanz, Germany; Cambridge, United Kingdom; Breda, the Netherlands; Brno, Czech Republic; Tokyo, Japan; Beijing, Shenzhen and Hong Kong, China; and Milan, Italy. These additional offices are leased facilities occupying approximately 120,000 square feet in the aggregate, and are related to our Photonics, Vision and Precision Motion segments.

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

PART II

Item 5. Market for Registrant’s Common Shares, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common shares, no par value, are traded on the Nasdaq Global Select Market under the symbol “NOVT”.

Holders

As of the close of business on February 19, 2019, there were approximately 37 holders of record of the Company’s common shares. Since many of the common shares are registered in “nominee” or “street” names, the Company believes that the total number of beneficial owners is considerably higher.

Dividend Policy

The Company has never declared or paid cash dividends on its common shares and does not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

In October 2013, the Company’s Board of Directors authorized a share repurchase plan (the “2013 Repurchase Plan”) for the repurchase of up to an aggregate of $10.0 million of the Company’s common shares. As of December 31, 2018, the Company had completed the 2013 Repurchase Plan and had repurchased an aggregate of 385 thousand common shares.

The following table sets forth certain information with respect to repurchases of the Company’s common shares under the 2013 Repurchase Plan for the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1 - November 2, 2018	11,750	$64.15	11,750	$1,325,330
November 3 - November 30, 2018	8,000	$68.92	8,000	$773,963
December 1 - December 31, 2018	12,767	$61.13	12,767	—
Total	32,517		32,517

In October 2018, the Company’s Board of Directors approved a new share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of an additional $25.0 million worth of common shares. The 2018 Repurchase Plan does not obligate the Company to acquire any particular amount of our common shares. No time limit was set for the completion of the 2018 Repurchase Plan, and the plan may be suspended or discontinued at any time. No shares had been repurchased under the 2018 Repurchase Plan as of December 31, 2018.

Performance Graph

The following graph compares the cumulative total return on the Company’s common shares with the cumulative total return on the Nasdaq Composite Index and the Russell 2000 Index for the period from December 31, 2013 through December 31, 2018. The comparison assumes an investment of $100 is made on December 31, 2013 in the Company’s common shares and in each of the indices and, in the case of the indices, it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return among Novanta Inc., Nasdaq Composite Index, and Russell 2000 Index
600
500
400
300
200
100
-
Dollars
2013
2014
2015
2016
2017
2018
Year
Novanta Inc.
Nasdaq Composite
Russell 2000

	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Novanta Inc.	$100.00	$130.96	$121.17	$186.83	$444.84	$560.50
Nasdaq Composite Index	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30
Russell 2000 Index (1)	$100.00	$104.89	$100.26	$121.63	$139.49	$124.09

(1)	Copyright © Russell Investments 2018. All rights reserved.

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

The consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017 (1)	2016	2015	2014
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$614,337	$521,290	$384,758	$373,598	$364,706
Gross profit	261,528	220,531	162,452	157,890	150,167
Operating expenses (2) (3)	190,515	162,965	129,497	128,586	166,896
Operating income (loss) from continuing operations (2) (3)	71,013	57,566	32,955	29,304	(16,729)
Income (loss) from continuing operations before income taxes (2) (4) (5)	61,302	76,134	32,522	46,022	(17,915)
Income tax provision (benefit)	10,207	13,827	10,519	10,394	(1,006)
Income (loss) from continuing operations	51,095	62,307	22,003	35,628	(16,909)
Loss from discontinued operations, net of tax	—	—	—	(13)	(5,607)
Loss on disposal of discontinued operations, net of tax (6)	—	—	—	—	(1,726)
Consolidated net income (loss)	51,095	62,307	22,003	35,615	(24,242)
Less: Net income attributable to noncontrolling interest	(1,986)	(2,256)	—	—	(10)
Net income (loss) attributable to Novanta Inc.	$49,109	$60,051	$22,003	$35,615	$(24,252)
Earnings (loss) per common share from continuing operations. (7):
Basic	$1.46	$1.14	$0.63	$1.03	$(0.49)
Diluted	$1.43	$1.13	$0.63	$1.02	$(0.49)
Loss per common share from discontinued operations:
Basic	$—	$—	$—	$(0.00)	$(0.21)
Diluted	$—	$—	$—	$(0.00)	$(0.21)
Earnings (loss) per common share attributable to Novanta Inc. (7):
Basic	$1.46	$1.14	$0.63	$1.03	$(0.70)
Diluted	$1.43	$1.13	$0.63	$1.02	$(0.70)
Weighted average common shares outstanding—basic	34,913	34,817	34,694	34,579	34,352
Weighted average common shares outstanding—diluted	35,473	35,280	34,914	34,827	34,352

(1)

In 2017, the Company completed the acquisitions of WOM, Laser Quantum and ThingMagic businesses, which contributed a total of $102.7 million in revenue for the year ended December 31, 2017. The operating results of these businesses have been included in the consolidated statement of operations since their respective acquisition dates.

(2)	In 2014, the Company recorded an impairment charge of $41.4 million related to goodwill ($19.6 million) and identifiable intangible assets ($21.8 million) of our NDS business acquired in January 2013.
(3)

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net periodic benefit cost and provides guidance on the presentation of the service component and the other components of net periodic benefit cost in the statement of operations. The Company retrospectively adopted the provisions of ASU 2017-07 during 2018. Amounts prior to 2018 have been revised to conform with this presentation.

(4)	In 2015, the Company sold its JK Lasers business and recorded a gain on disposal of $19.6 million.

(5)

In 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum and recorded a gain of $26.4 million, representing the excess of the fair value of the Company’s previously-held equity interest in Laser Quantum over its carrying value upon gaining control.

(6)	In 2014, the Company sold its Scientific Lasers business and recorded a loss on disposal, net of tax, of $1.7 million.
(7)

In the computation of earnings per common share attributable to Novanta Inc., net income attributable to Novanta Inc. included $1.8 million and ($20.2) million of redeemable noncontrolling interest redemption value adjustment for the years ended December 31, 2018 and 2017, respectively.

	December 31,
	2018	2017 (1)	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$82,043	$100,057	$68,108	$59,959	$51,146
Total assets (2)	719,576	726,703	425,637	416,045	396,294
Debt, current (2)	4,535	9,119	7,366	7,385	7,345
Debt, long-term (2)	202,843	225,500	70,554	88,426	105,030
Long-term liabilities, excluding debt	44,282	44,567	25,717	25,965	25,951
Redeemable noncontrolling interest (3)	—	46,923	—	—	—
Total stockholders’ equity	368,255	311,545	258,870	244,701	210,825

(1)

In 2017, the Company completed the acquisitions of WOM, Laser Quantum and ThingMagic businesses. Total assets acquired amounted to $284.4 million as of the acquisition date. The acquisitions were financed with borrowings under the revolving credit facility in the aggregate amount of $176.8 million.

(2)

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

(3)

In 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum, which increased our ownership position in Laser Quantum from approximately 41% to approximately 76%. The noncontrolling interest was considered a redeemable equity instrument and was presented as temporary equity on the consolidated balance sheet at the greater of the carrying value or the estimated redemption value of the noncontrolling interest. In 2018, the Company acquired the remaining approximately 24% of the outstanding shares of Laser Quantum.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K. The MD&A contains certain forward looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, our belief that the Purchasing Managers Index (“PMI”) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; anticipated revenue performance; industry trends; market conditions; our competitive positions; changes in economic and political conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions, integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits and expected costs of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory environmental requirements and our compliance thereto; and other statements that are not historical facts. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” The words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward looking statements. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statements to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward looking statements, except as required under applicable law.

Business Overview

Novanta Inc. and its subsidiaries (collectively referred to as, the “Company”, “Novanta”, “we”, “us”, “our”) is a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. We combine deep proprietary technology expertise and competencies in photonics, vision and precision motion with a proven ability to solve complex technical challenges. This enables us to engineer core components and sub-systems that deliver extreme precision and performance, tailored to our customers' demanding applications.

End Markets

We primarily operate in two end markets: the advanced industrial market and the medical market.

Advanced Industrial Market

For the year ended December 31, 2018, the advanced industrial market accounted for approximately 50% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

For the year ended December 31, 2018, the medical market accounted for approximately 50% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, trends in surgical procedures, changes in technology requirements, changes in customer or patient preferences, and general demographic trends.

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

Significant Events and Updates

Acquisition of Zettlex Holdings Limited

On May 1, 2018, we acquired 100% of the outstanding stock of Zettlex Holdings Limited (“Zettlex”), a Cambridge, United Kingdom-based provider of inductive encoder products that provide absolute and accurate positioning, even in extreme operating environments, to OEMs in the medical and advanced industrial markets. The purchase price of £23.3 million ($32.0 million), net of working capital adjustments, was financed with cash on hand and borrowings under our revolving credit facility. We expect that the addition of Zettlex will broaden the range of components and solutions that we can provide our customers by combining our commercial resources and application-specific competencies with Zettlex's technologies and strong team. Zettlex is included in our Precision Motion reportable segment.

Acquisition of Remaining Equity Ownership in Laser Quantum

On September 27, 2018, we acquired the remaining approximately 24% of the outstanding shares of Laser Quantum for an aggregate consideration of $45.1 million in cash and restricted stock. The acquisition of these noncontrolling interests was accounted for as a transaction among shareholders. No gain or loss was recognized in the consolidated statement of operations. The total purchase price was financed with cash on hand, borrowings under our credit facility, and the issuance of 213,219 shares of restricted stock with a fair market value of $14.4 million. The restricted stock will become fully vested upon achievement of certain milestones as specified in the restricted stock agreement. Restricted stock not otherwise vested as of December 31, 2025 will be subject to forfeiture.

Overview of Financial Results

Total revenue for 2018 was $614.3 million, an increase of $93.0 million, or 17.8%, versus 2017. The effect of our acquisitions in 2017 and 2018 resulted in an increase in revenue of $52.9 million, or 10.2%. Foreign exchange rates positively impacted our revenue by $3.7 million, or 0.6%, in 2018.

Operating income increased $13.4 million from $57.6 million in 2017 to $71.0 million in 2018. This increase was primarily attributable to an increase in gross profit of $41.0 million as a result of higher revenue, partially offset by an increase in operating expenses of $27.5 million, primarily due to acquisitions in 2017 and 2018.

Diluted earnings per share (“EPS”) of $1.43 in 2018 increased $0.30 from an EPS of $1.13 in 2017. This increase was primarily attributable to higher operating income and a $22.0 million decrease in the Laser Quantum nontaxable redeemable noncontrolling interest redemption value adjustment from 2017, partially offset by the $26.4 million nontaxable gain recognized from the acquisition of the additional approximately 35% of Laser Quantum equity interest in 2017. Diluted EPS for the year ended December 31, 2018 was positively impacted by a $1.8 million redeemable noncontrolling interest redemption value adjustment, while Diluted EPS for the year ended December 31, 2017 was negatively impacted by a $20.2 million redeemable noncontrolling interest redemption value adjustment. (See Note 10 to the accompanying Consolidated Financial Statements.)

Specific components of our operating results for 2018, 2017 and 2016 are further discussed below.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the years indicated:

	2018	2017	2016
Revenue	100.0%	100.0%	100.0%
Cost of revenue	57.4	57.7	57.8
Gross profit	42.6	42.3	42.2
Operating expenses:
Research and development and engineering	8.3	8.0	8.3
Selling, general and administrative	18.9	19.5	21.1
Amortization of purchased intangible assets	2.5	2.3	2.1
Restructuring, acquisition and divestiture related costs	1.3	1.4	2.1
Total operating expenses	31.0	31.3	33.7
Operating income	11.6	11.0	8.6
Interest income (expense), net	(1.6)	(1.4)	(1.2)
Foreign exchange transaction gains (losses), net	0.0	(0.1)	0.6
Other income (expense), net	(0.0)	(0.0)	0.5
Gain on acquisition of business	—	5.1	—
Income before income taxes	10.0	14.6	8.5
Income tax provision	1.7	2.7	2.7
Consolidated net income	8.3	12.0	5.7
Less: Net income attributable to noncontrolling interest	(0.3)	(0.4)	—
Net income attributable to Novanta Inc.	8.0%	11.5%	5.7%

Revenue

The following table sets forth external revenue by reportable segment for 2018, 2017 and 2016 (dollars in thousands):

				% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Photonics	$249,339	$232,359	$174,158	7.3%	33.4%
Vision	232,902	183,074	122,250	27.2%	49.8%
Precision Motion	132,096	105,857	88,350	24.8%	19.8%
Total	$614,337	$521,290	$384,758	17.8%	35.5%

Photonics

Photonics segment revenue in 2018 increased by $17.0 million, or 7.3%, versus 2017, due to an increase in revenue across all of our product lines. Revenue from our laser beam delivery products increased $13.1 million as a result of increased volumes in the advanced industrial and medical markets.

Photonics segment revenue in 2017 increased by $58.2 million, or 33.4%, versus 2016, primarily as a result of the Laser Quantum acquisition, which increased segment revenues by $44.7 million, and an increase in revenue of our laser beam delivery products and our CO2 lasers products as a result of increased volumes in the advanced industrial market.

Vision

Vision segment revenue in 2018 increased by $49.8 million, or 27.2%, versus 2017. The increase was primarily due to a $46.9 million increase in revenue as a result of full-year revenue from WOM being included in 2018 results.

Vision segment revenue in 2017 increased by $60.8 million, or 49.8%, versus 2016. The increase was primarily due to a $58.4 million increase in revenue as a result of the WOM, ThingMagic and Reach acquisitions.

Precision Motion

Precision Motion segment revenue in 2018 increased by $26.2 million, or 24.8%, versus 2017. The increase was primarily due to an increase in revenue across all of our product lines as a result of increased demand in the advanced industrial and medical markets and the Zettlex acquisition in May 2018.

Precision Motion segment revenue in 2017 increased by $17.5 million, or 19.8%, versus 2016. The increase was primarily due to an increase in revenue of our Celera Motion products and our air bearing spindles products as a result of increased demand in the advanced industrial and medical markets.

Gross Profit

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016
Gross profit:
Photonics	$117,109	$106,117	$76,696
Vision	87,198	69,249	47,181
Precision Motion	59,477	46,564	40,044
Unallocated Corporate and Shared Services	(2,256)	(1,399)	(1,469)
Total	$261,528	$220,531	$162,452
Gross profit margin:
Photonics	47.0%	45.7%	44.0%
Vision	37.4%	37.8%	38.6%
Precision Motion	45.0%	44.0%	45.3%

Total	42.6%	42.3%	42.2%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for 2018 increased $11.0 million, or 10.4%, versus 2017, due to an increase in revenue. Photonics segment gross profit margin was 47.0% for 2018, compared with a gross profit margin of 45.7% for 2017. The increase in gross profit margin was primarily attributable to changes in product mix, productivity improvements and reductions in cost of poor quality. Amortization of inventory fair value adjustments and amortization of developed technologies also decreased $2.0 million, which resulted in a 0.8 percentage point increase in gross profit margin.

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

Vision

Vision segment gross profit for 2018 increased $17.9 million, or 25.9%, versus 2017, primarily due to full-year gross profit from WOM being included in 2018 results. Vision segment gross profit margin was 37.4% for 2018, compared with a gross profit margin of 37.8% for 2017. The decrease in gross profit margin was primarily attributable to unfavorable product mix, partially offset by a net decrease in amortization of inventory fair value adjustments and amortization of developed technologies of $1.9 million, which resulted in a 0.8 percentage point increase in gross profit margin.

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

Precision Motion

Precision Motion segment gross profit for 2018 increased $12.9 million, or 27.7%, versus 2017, primarily due to an increase in revenue. Precision Motion segment gross profit margin was 45.0% for 2018, compared with a gross profit margin of 44.0% for 2017. The increase in gross profit margin was primarily related to changes in product mix.

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

Operating Expenses

The following table sets forth operating expenses for 2018, 2017 and 2016 (dollars in thousands):

				% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Research and development and engineering	$51,024	$41,673	$32,002	22.4%	30.2%
Selling, general and administrative	115,900	101,654	81,299	14.0%	25.0%
Amortization of purchased intangible assets	15,550	12,096	8,251	28.6%	46.6%
Restructuring, acquisition and divestiture related costs	8,041	7,542	7,945	6.6%	(5.1)%
Total	$190,515	$162,965	$129,497	16.9%	25.8%

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation and related expenses and cost of materials for R&D projects.

R&D expenses were $51.0 million, or 8.3% of revenue, in 2018, versus $41.7 million, or 8.0% of revenue, in 2017. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to higher investments across the majority of our product lines and acquisitions in 2017 and 2018.

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

SG&A expenses were $115.9 million, or 18.9% of revenue, in 2018, versus $101.7 million, or 19.5% of revenue, in 2017. SG&A expenses increased in terms of total dollars primarily due to acquisitions in 2017 and 2018, and an increase in compensation as a result of higher headcount and stock-based compensation expense.

SG&A expenses were $101.7 million, or 19.5% of revenue, in 2017, versus $81.3 million, or 21.1% of revenue, in 2016. SG&A expenses increased in terms of total dollars primarily due to acquisitions in 2016 and 2017, investments in sales and marketing resources and higher variable compensation associated with the Company’s financial performance.

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

Amortization of purchased intangible assets, excluding the amortization of developed technologies that is included in cost of revenue, was $15.6 million, or 2.5% of revenue, in 2018, versus $12.1 million, or 2.3% of revenue, in 2017. The increase, in terms of total dollars and as a percentage of revenue, was the result of acquired intangible assets from acquisitions in 2017 and 2018.

Amortization of purchased intangible assets, excluding the amortization of developed technologies that is included in cost of revenue, was $12.1 million, or 2.3% of revenue, in 2017, versus $8.3 million, or 2.1% of revenue, in 2016. The increase, in terms of total dollars and as a percentage of revenue, was the result of acquired intangible assets from acquisitions in 2016 and 2017.

Restructuring, Acquisition and Divestiture Related Costs

Restructuring, acquisition and divestiture related charges primarily relate to our restructuring programs, acquisition related costs incurred for completed acquisitions, acquisition costs related to future potential acquisitions and failed acquisitions, and changes in fair value of contingent considerations.

We recorded restructuring, acquisition and divestiture related costs of $8.0 million in 2018, versus $7.5 million in 2017. The increase in restructuring, acquisition and divestiture related costs versus 2017 was primarily due to a $1.7 million increase in restructuring related charges as a result of the 2018 and 2019 restructuring programs, partially offset by a decrease in acquisition related charges of $1.2 million mostly attributable to an investment banking success fee related to the acquisition of WOM in 2017.

We recorded restructuring, acquisition and divestiture related costs of $7.5 million in 2017, versus $7.9 million in 2016. The decrease in restructuring, acquisition and divestiture related costs versus 2016 was primarily due to a $2.6 million decrease in restructuring related charges as a result of the 2016 restructuring program which was substantially completed in 2016, partially offset by an increase in acquisition related charges of $2.2 million mostly attributable to an investment banking success fee related to the WOM acquisition.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Operating Income (Loss)
Photonics	$59,285	$51,660	$35,217
Vision	8,991	7,883	(1,277)
Precision Motion	31,674	27,146	21,101
Unallocated Corporate and Shared Services	(28,937)	(29,123)	(22,086)
Total	$71,013	$57,566	$32,955

Photonics

Photonics segment operating income was $59.3 million, or 23.8% of revenue, in 2018, versus $51.7 million, or 22.2% of revenue, in 2017. The increase in operating income was primarily due to an increase in gross profit of $11.0 million, partially offset by an increase in R&D expenses and SG&A expenses of $3.7 million. Photonics segment operating income was favorably affected by a $2.3 million decrease in amortization of inventory fair value adjustments and amortization of intangible assets.

Photonics segment operating income was $51.7 million, or 22.2% of revenue, in 2017, versus $35.2 million, or 20.2% of revenue, in 2016. The increase in operating income was primarily due to an increase in gross profit of $29.4 million, partially offset by increases in operating expenses, primarily related to the Laser Quantum acquisition and increased volumes in our legacy product lines. Photonics segment operating income for the year ended December 31, 2017 was negatively affected by a $7.1 million increase in amortization of inventory fair value adjustments and amortization of intangible assets.

Vision

Vision segment operating income was $9.0 million, or 3.9% of revenue, in 2018, versus $7.9 million, or 4.3% of revenue, in 2017. The increase in operating income in terms of total dollars was primarily due to an increase in gross profit, partially offset by the inclusion of full-year operating expenses from WOM in 2018. Vision segment operating income was negatively affected by a $1.1 million net increase in amortization of inventory fair value adjustments and amortization of intangible assets.

Vision segment operating income was $7.9 million, or 4.3% of revenue, in 2017, versus an operating loss of $1.3 million, or (1.0%) of revenue, in 2016. The increase in operating income was primarily due to an increase in gross profit of $22.1 million and a decrease in spending primarily related to our 2016 restructuring program, which was substantially completed in 2016, partially offset by an increase in R&D and SG&A expenses related to acquisitions in 2017. Vision segment operating income for the year ended December 31, 2017 was negatively affected by a $6.0 million increase in amortization of inventory fair value adjustments and amortization of intangible assets.

Precision Motion

Precision Motion segment operating income was $31.7 million, or 24.0% of revenue, in 2018, versus $27.1 million, or 25.6% of revenue, in 2017. The increase in operating income in terms of total dollars was primarily due to an increase in gross profit of $12.9 million, partially offset by an increase in R&D and SG&A expenses of $3.5 million and an increase in acquisition earn-out costs of $4.0 million associated with the Zettlex acquisition.

Precision Motion segment operating income was $27.1 million, or 25.6% of revenue, in 2017, versus $21.1 million, or 23.9% of revenue, in 2016. The increase in operating income was primarily due to an increase in gross profit of $6.5 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared service functions and other public company costs that are not allocated to the operating segments, including certain restructuring and most acquisition related costs.

Unallocated corporate and shared services costs for 2018 decreased by $0.2 million, or 0.6%, from 2017.

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

Interest Income (Expense), Foreign Exchange Transaction Gains (Losses), and Other Income (Expense), Net

The following table sets forth interest income (expense), foreign exchange transaction gains (losses), and other income (expense) for 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Interest income (expense), net	$(9,814)	$(7,165)	$(4,559)
Foreign exchange transaction gains (losses), net	147	(447)	2,317
Other income (expense), net	(44)	(229)	1,809
Gain on acquisition of business	—	26,409	—

Interest Income (Expense), Net

Net interest expense was $9.8 million in 2018 versus $7.2 million in 2017. The increase in net interest expense was primarily due to an increase in average debt levels as a result of acquisitions in 2017 and 2018 and an increase in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our Senior Credit Facilities was 3.53% and 3.32% during 2018 and 2017, respectively. Included in net interest expense was non-cash interest expense of approximately $1.0 million and $0.8 million in 2018 and 2017, respectively, related to the amortization of deferred financing costs on our debt.

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

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were $0.1 million net gains in 2018 versus $0.4 million net losses in 2017 primarily due to changes in the value of the U.S. Dollar against the British Pound, Euro and Japanese Yen, and net realized gains from foreign currency contracts.

Foreign exchange transaction gains (losses), net, were $0.4 million net losses in 2017 versus $2.3 million net gains in 2016 primarily due to changes in the value of the U.S. Dollar against the British Pound, Euro and Japanese Yen.

Other Income (Expense), Net

Net other expense was nominal in 2018 versus $0.2 million in 2017. The decrease in net other expense was primarily due to a decrease in net periodic pension costs of our frozen U.K. defined benefit pension plan covering employees of a divested business.

Other income (expense) was $0.2 million net other expense in 2017 versus $1.8 million net other income in 2016 primarily due to earnings from our equity-method investment in Laser Quantum reported in other income (expense) prior to 2017. In January 2017, we acquired an additional approximately 35% of the outstanding shares of Laser Quantum. As a result of this acquisition, earnings from Laser Quantum have been consolidated in the Company’s consolidated financial statements since the acquisition date.

Gain on Acquisition of Business

The gain on acquisition of business in 2017 was related to a nontaxable gain of $26.4 million recognized upon gaining control of Laser Quantum in January 2017 as a result of acquiring an additional approximately 35% of its outstanding shares.

Income Taxes

We recorded a tax provision of $10.2 million in 2018, as compared to a tax provision of $13.8 million in 2017. The effective tax rate for 2018 was 16.7% of income before taxes, compared to an effective tax rate of 18.2% of income before taxes for 2017. Our effective tax rate in 2018 differs from the Canadian statutory rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, including the benefit of the new 21% U.S. corporate income tax rate and $1.6 million of estimated deductions for Foreign Derived Intangible Income under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”), a $0.9 million benefit from share-based compensation, a $1.9 million U.K. patent box deduction and $1.3 million of other tax credits; offset by $0.8 million of non-deductible expenses recognized under an earn-out agreement in connection with the Zettlex acquisition.

We recorded a tax provision of $13.8 million in 2017, as compared to a tax provision of $10.5 million in 2016. The effective tax rate for 2017 was 18.2% of income before taxes, compared to an effective tax rate of 32.3% of income before taxes for 2016. Our effective tax rate in 2017 differs from the Canadian statutory rate of 29.0% primarily due to a $1.2 million tax effect of non-deductible acquisition related expenses and a $2.8 million provision for the revaluation of deferred tax assets and liabilities as of December 31, 2017 as a result of the Tax Reform Act, which reduced the U.S. federal statutory corporate income tax rate from 35% to 21%.  These increases were offset by a $2.0 million benefit from international tax rate differences, a $1.1 million benefit due to the Section 199 Domestic Production Activity deduction in the U.S., a $1.0 million benefit associated with R&D and foreign tax credits generated in 2017, recognition of $1.6 million net tax benefits from uncertain tax positions upon expiration of statute of limitations and conclusion of income tax audits, and a $1.6 million benefit from the patent box deduction in the U.K. In addition, in 2017, we reported a nontaxable gain of $26.4 million on our previously-held Laser Quantum equity interest and wrote off $1.5 million of Laser Quantum related deferred tax liability, which had a combined 8.7% favorable impact on our effective tax rate for the year ended December 31, 2017.

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

As of December 31, 2018, $49.2 million of our $82.0 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our revolving credit facility. Approximately 64.4% of our outstanding borrowings under our Senior Credit Facilities (defined below) were held in our subsidiaries outside of Canada and the United States. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries. In certain instances, we have identified excess cash for which we may repatriate and have established liabilities for the expected tax cost. Because of the ownership structure of the Company, our foreign entities outside the U.S. are not considered controlled foreign corporations of the U.S. company, as defined under U.S. tax principles, and accordingly, the accumulated earnings of these foreign subsidiaries are not subject to the one-time tax on the repatriation of foreign earnings (the “Toll Charge”) under the Tax Reform Act.

Share Repurchase Plans

In October 2013, our Board of Directors authorized a share repurchase plan (the “2013 Repurchase Plan”) under which we could repurchase outstanding shares of our common stock up to an aggregate amount of $10.0 million. During 2018, we repurchased 89 thousand shares for an aggregate purchase price of $5.9 million at an average price of $65.43 per share under the 2013 Repurchase Plan. As of December 31, 2018, we had repurchased a cumulative total of 385 thousand shares under the 2013 Repurchase Plan for an aggregate purchase price of $10.0 million at an average price of $25.97 per share. As of December 31, 2018, we had completed the 2013 Repurchase Plan.

In October 2018, our Board of Directors approved a new share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of an additional $25.0 million worth of common shares. We expect that share repurchases will be made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. We had $25.0 million available for share repurchases under the 2018 Repurchase Plan as of December 31, 2018.

Under the 2018 Repurchase Plan, shares may be repurchased from time to time, at our discretion, based on its ongoing assessment of the capital needs of the business, the market price of our common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when we would otherwise be prohibited from doing so under insider trading laws. The 2018 Repurchase Plan does not obligate us to acquire any particular amount of common stock. No time limit was set for the completion of the 2018 Repurchase Plan, and the plan may be suspended or discontinued at any time. We expect to fund the share repurchases through cash on hand and future cash generated from operations.

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

On February 26, 2018, we entered into a fourth amendment (the “Fourth Amendment”) to the Second Amended and Restated Credit Agreement. The Fourth Amendment increased the maximum permitted consolidated leverage ratio from 3.00 to 3.50, increased the maximum consolidated leverage ratio for permitted acquisitions and stock repurchases from 2.50 to 3.00, increased the maximum permitted consolidated leverage ratio for a designated acquisition from 3.00 to 3.50, and increased the maximum leverage ratio for four consecutive quarters following a designated acquisition from 3.50 to 4.00. Certain other technical changes were made to the Second Amended and Restated Credit Agreement as a result of the Fourth Amendment and are not considered material.

As of December 31, 2018, we had a term loan of $74.5 million and revolving loans of $135.1 million outstanding under the Second Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum allowed leverage ratio and a minimum required fixed charge coverage ratio (as defined in the Second Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of December 31, 2018:

	Requirement	Actual December 31, 2018
Maximum consolidated leverage ratio	3.50	1.66
Minimum consolidated fixed charge coverage ratio	1.50	5.11

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

Cash Flows

Cash and cash equivalents totaled $82.0 million at December 31, 2018, versus $100.1 million at December 31, 2017. The net decrease in cash and cash equivalents is primarily attributable to debt repayments of $74.6 million, acquisition of the remaining equity interest in Laser Quantum of $30.8 million, current year business acquisitions of $29.6 million, and capital expenditures of $14.7 million. These cash outflows were offset by cash provided by operating activities of $89.6 million and borrowings under our revolving credit facility of $55.3 million.

The following table summarizes our cash and cash equivalent balances, cash flows and unused borrowing capacity available under our revolving credit facility for the years indicated (in thousands):

	2018	2017	2016
Cash and cash equivalents, end of year	$82,043	$100,057	$68,108
Net cash provided by operating activities	$89,647	$63,378	$47,788
Net cash used in investing activities	$(45,590)	$(177,380)	$(12,865)
Net cash provided by (used in) financing activities	$(60,164)	$143,330	$(23,189)
Unused borrowing capacity available under revolving credit facility, end of year	$189,942	$175,547	$215,000

Operating Cash Flows

Cash provided by operating activities was $89.6 million in 2018, versus $63.4 million in 2017. Cash provided by operating activities in 2018 increased from 2017 primarily due to the increase in operating income.

Cash provided by operating activities for 2018 was positively impacted by an increase in our days payables outstanding and an increase in accrued expenses. The Company’s growth in revenue of $93.0 million and gross profit of $41.0 million increased our outstanding trade receivables and inventories, which negatively impacted our cash provided by operating activities.

Cash provided by operating activities for 2017 was positively impacted by an increase in our outstanding payables and accrued expenses. Cash provided by operating activities was negatively impacted by an increase in outstanding trade receivables and an increase in inventories, excluding trade receivables and inventories acquired from acquisitions in 2017, and an increase in income tax payments.

Cash provided by operating activities for 2016 was positively impacted by an increase in our days payables outstanding from 41 days at December 31, 2015 to 53 days at December 31, 2016 and improvement in our inventory turnover ratio from 3.6 at December 31, 2015 to 3.7 at December 31, 2016. Cash provided by operating activities was negatively impacted by an increase in our days sales outstanding from 57 days at December 31, 2015 to 59 days at December 31, 2016.

In January 2019, we paid £3.0 million ($3.9 million) as the first installment under our earn-out obligations in connection with the Zettlex acquisition, which will be reported as cash used in operating activities in the first quarter of 2019.

Investing Cash Flows

Cash used in investing activities was $45.6 million during 2018, primarily related to $29.6 million in cash outflows (net of cash acquired of $3.8 million) related to acquisitions in 2018 and $14.7 million in capital expenditures.

Cash used in investing activities was $177.4 million during 2017, primarily driven by our acquisitions of WOM, ThingMagic and Laser Quantum. In connection with these acquisitions, we paid $185.0 million in cash considerations, which is reported in the consolidated statement of cash flows as $168.3 million cash outflows from investing activities (net of cash acquired of $16.7 million and working capital adjustments). We also paid $9.1 million for capital expenditures during 2017.

Cash used in investing activities was $12.9 million during 2016, primarily due to $13.4 million in cash consideration paid for the Reach acquisition and the acquisition of certain developed technology assets, and $8.5 million in cash paid for capital expenditures, partially offset by $3.6 million in net cash consideration received from the sale of our Orlando, Florida facility in March 2016, $3.4 million in net cash consideration received from the sale of our Chatsworth, California facility in August 2016, $0.4 million received from the finalization of the Lincoln Laser acquisition working capital adjustments, and $1.5 million received from the release of escrow funds from our 2014 Scientific Lasers divestiture.

We have no material commitments to purchase property, plant and equipment. We expect to use approximately $14 million to $16 million in 2019 for capital expenditures related to investments in new property, plant and equipment for our existing businesses.

Financing Cash Flows

Cash used in financing activities was $60.2 million during 2018, primarily due to $30.8 million of cash consideration paid for the acquisition of the remaining equity interest in Laser Quantum, $9.2 million of contractual term loan payments, $65.4 million of optional repayments of borrowings under our revolving credit facility, $3.6 million of payroll tax payments on stock-based compensation awards, and $5.9 million of repurchases of  common stock, partially offset by $55.3 million of borrowings under our revolving credit facility used to fund a portion of the cash consideration paid for the acquisition of Zettlex and the remaining equity interest in Laser Quantum.

Cash provided by financing activities was $143.3 million during 2017, primarily due to $176.8 million of borrowings under our revolving credit facility used to fund a portion of the cash considerations paid for the WOM, ThingMagic and Laser Quantum acquisitions, partially offset by $7.9 million of contractual term loan payments, $19.0 million of optional repayments of borrowings under our revolving credit facility, $2.5 million of contingent consideration payments, $2.1 million of payroll withholding tax payments on stock-based compensation awards, $0.4 million of repurchases of our common shares and $0.9 million of principal payments under our capital lease obligations. We also paid $0.7 million for debt issuance costs as a result of the Third Amendment to the Second Amended and Restated Credit Agreement entered into in August 2017.

Cash used in financing activities was $23.2 million during 2016, primarily due to $7.5 million of contractual term loan payments, $8.8 million of optional repayments of borrowings under our revolving credit facility, $1.8 million of payroll withholding tax payments on stock-based compensation awards, $1.6 million of repurchases of our common shares, and $1.2 million of principal payments under our capital lease obligations. We also paid $2.5 million for debt issuance costs as a result of the Second Amended and Restated Credit Agreement signed in May 2016.

In 2019, we are contractually required to pay $4.6 million (comprised of two quarterly payments of $2.3 million) on our term loan facility and $0.6 million in principal payments under our capital lease obligations. In addition, we may pay down our term loan and revolving credit facility from time to time with available cash generated from future operating activities.

Other Liquidity Matters

Pension Plans

We maintain a defined benefit pension plan in the U.K. (the “U.K. Plan”). Our U.K. Plan was closed to new members in 1997 and stopped accruing additional pension benefits for existing members in 2003, thereby limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation as of the date the plan was frozen, adjusted for inflation. On July 1, 2013, the Company provided a Guarantee (the “Guarantee”) in favor of the trustees of the U.K. Plan with respect to all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally and in any capacity whatsoever) under the U.K. Plan of Novanta Technologies UK Limited, a wholly owned subsidiary of Novanta Inc.

Our funding policy is to fund pensions based on actuarial methods as permitted by regulatory authorities. The results of funding valuations depend on both the funding deficit and the assumptions used (such as asset returns, discount rates, mortality, retail price inflation and other market driven changes). The assumptions used represent one estimate of many possible future outcomes. The final cost to us will be determined by events as they actually become known. Due to the underfunded position that our U.K. Plan currently has and potential changes in the actual outcomes relative to the assumptions used in funding valuations, we may have to increase payments to fund this plan in the future. As of December 31, 2018, the projected benefit obligation under the U.K. Plan exceeded the fair value of plan assets by $3.8 million.

Based on the results of the most recent funding valuation, the Company’s annual contributions are expected to be approximately $0.9 million in 2019 and will increase by 2.9% per year thereafter.

As a result of the covenant that exists between our U.K. subsidiary and the Plan Trustees regarding the funding of the U.K. Plan, our ability to transfer assets outside our U.K. subsidiary, and its wholly owned subsidiary in China, may be limited.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2018 and the effect that such obligations are expected to have on our liquidity and cash flows in future years. We have excluded the future cash payments for unrecognized tax benefits of $4.5 million, including interest and penalties, because we are uncertain if and when such amounts may be settled. These unrecognized tax benefits are further explained in Note 15 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations	Total	2019	2020 - 2021	2022 - 2023	Thereafter
	(In thousands)
Senior Credit Facilities (1)	$209,583	$4,600	$204,983	$—	$—
Interest on Senior Credit Facilities (2)	15,591	6,970	8,621	—	—
Capital leases	10,108	990	1,887	1,837	5,394
Operating leases (3)	55,949	7,797	12,020	9,983	26,149
Purchase commitments (4)	98,951	93,810	5,141	—	—
U.K. pension plan (5)	3,758	928	1,937	893	—
Contingent consideration and earn-outs (6)	7,733	3,823	2,967	943	—
Total contractual cash obligations	$401,673	$118,918	$237,556	$13,656	$31,543

(1)

As of December 31, 2018, a total of $74.5 million of borrowings under our term loan and $135.1 million of borrowings under our revolving credit facility were outstanding under the Senior Credit Facilities. The term loan is payable in quarterly installments of $2.3 million with the final installment of $56.1 million due upon maturity in May 2021. As of December 31, 2018, the contractually required quarterly payments for the first two quarters of 2019 had been prepaid. Borrowings under the revolving credit facility are due at maturity in May 2021.

(2)

For the purpose of this calculation, current interest rates on floating rate obligation (LIBOR plus applicable margin, as defined in the Second Amended and Restated Credit Agreement) were used for the remainder contractual life of both the term loan and outstanding borrowings under the revolving credit facility.

(3)

These amounts primarily represent the gross amounts due for facilities that are leased. The amounts include payments due with respect to both active operating facilities and idle facilities that have been vacated.

(4)	Purchase commitments represent purchase obligations as of December 31, 2018.

(5)

Amounts shown represent funding obligations equivalent to $0.9 million per year, increasing 2.9% through 2022 based on annual funding contributions in effect as of December 31, 2018. Future funding requirements will be subject to change as a result of future changes in various actuarial assumptions and actual investment returns on plan assets.

(6)

These amounts represent the estimated contingent consideration and earn-out payments accrued in the consolidated balance sheet as of December 31, 2018 that are expected to be paid between 2019 and 2022. The undiscounted range of the possible contingent consideration and earn-out payments is zero to $17.5 million.

Off-Balance Sheet Arrangements

Through December 31, 2018, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses for the reporting periods. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, inventory valuation, assessment of the valuation of goodwill, intangible assets and tangible long-lived assets, contingent consideration obligations, employee benefit plans, restructuring charges, accounting for income taxes, and accounting for loss contingencies. Actual results in the future could differ significantly from our estimates.

We believe that the following critical accounting policies and estimates most significantly affect the portrayal of our financial condition and results of operations and require the most difficult and subjective judgments.

Revenue Recognition. Beginning January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09” or “Topic 606”) using the modified retrospective method. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of Topic 606, the entity performs the following five steps: (i) identifying the contract(s) with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when (or as) the entity satisfies a performance obligation.

We recognize revenue when control of promised goods or services is transferred to customers. This generally occurs upon shipment when the title and risk of loss pass to the customer. The vast majority of our revenue is generated from the sale of distinct products. Revenue is measured as the amount of consideration we expect to receive in exchange for such products, which is generally at contractually stated prices. Sales taxes and value added taxes collected concurrently with revenue generating activities are excluded from revenue.

Substantially all of our revenue is recognized at a point in time, upon shipment, rather than over time. At the request of our customers, we may perform professional services, generally for the maintenance and repair of products previously sold to those customers and for engineering services. Professional services are typically short in duration, mostly less than one month, and total less than 3% of our consolidated revenue. Revenue is typically recognized at a point in time when control transfers to the customer upon completion of professional services. These services generally involve a single distinct performance obligation. The consideration expected to be received in exchange for such services is normally the contractually stated amount.

We occasionally sell separately priced non-standard/extended warranty services or preventative maintenance plans with the sale of products. The transfer of control over the service plans is over time. We recognize the related revenue ratably over the terms of the service plans. The transaction price of a contract is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using the expected cost plus a margin.

We account for shipping and handling activities that occur after the transfer of control over the related goods as fulfillment activities rather than performance obligations. The shipping and handling fees charged to customers are recognized as revenue and the related costs are recorded in cost of revenue at the time of transfer of control.

We generally provide warranties for our products. The standard warranty period is typically 12 months to 24 months for our Photonics and Precision Motion segments and 12 months to 36 months for the Vision segment. The standard warranty period for product sales is accounted for under the provisions of ASC 450, “Contingencies,” as we have the ability to ascertain the likelihood of the liability and can reasonably estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of revenue at the time revenue is recognized. Our estimate of costs to service the warranty obligations is based on historical experience and expectations of future conditions. To the extent our experience in warranty claims or costs associated with servicing those claims differ from the original estimates, revisions to the estimated warranty liability are recorded at that time, with an offsetting entry recorded to cost of revenue.

We expense incremental direct costs of obtaining a contract when incurred if the expected amortization period is one year or less. These costs are recorded within selling, general and administrative expenses in the consolidated statement of operations. We do not adjust the promised amount of consideration for the effects of a financing component because the transfer of a promised good to a customer and the customer’s payment for that good are typically one year or less.

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

Share-Based Compensation. We record expenses associated with share-based compensation awards to employees and directors based on the fair value of awards as of the grant date. For share-based compensation awards that vest over time based on employment, the associated expenses are recognized in the consolidated statements of operations ratably over the vesting period of the award, net of estimated forfeitures.

We grant two types of performance-based awards to certain members of the executive management team: non-GAAP EPS performance-based restricted stock units (“EPS-PSUs”) and relative total shareholder return performance-based restricted stock units (“TSR-PSUs”). For EPS-PSUs, share-based compensation expense is recognized ratably over the vesting period when it is probable that specified performance targets are expected to be achieved based on management’s projections. Management’s projections are revised, if necessary, in subsequent periods when underlying factors change the evaluation of the probability of achieving the performance targets. Accordingly, share-based compensation expense associated with EPS-PSUs may differ significantly from period to period based on changes to the probability of achieving performance targets. For TSR-PSUs, we recognize the related compensation expense based on the fair value of the TSR-PSUs, which is determined using the Monte-Carlo simulation valuation model as of the date of grant. The expense related to TSR-PSUs is recognized on a straight-line basis from the grant date to the end of the performance period, which is generally three years.

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

Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with ASC 350, “Intangibles—Goodwill and Other.” During the second quarter of 2018, we adopted ASU 2017-14, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04” or “Topic 350”), which eliminates Step 2 of the goodwill impairment test. We test our goodwill balances annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. Should the fair value of our goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment loss may be necessary.

We evaluate our goodwill, intangible assets and other long-lived assets for impairment at the reporting unit level which is generally at least one level below our reportable segments. We have the option of first performing a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In performing the qualitative assessment, we review factors both specific to the reporting unit and to the Company as a whole, such as financial performance, macroeconomic conditions, industry and market considerations, and the fair value of each reporting unit at the last valuation date. If we elect this option and believe, as a result of the qualitative assessment, that it is more likely than not that the carrying value of goodwill is not recoverable, the quantitative impairment test is required; otherwise, no further testing is required.

Alternatively, we may elect to bypass the qualitative assessment and perform the quantitative impairment test. This approach requires a comparison of the carrying value of each of our reporting units to the fair value of these reporting units. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recorded for the difference. The fair value of a reporting unit is estimated primarily using a discounted cash flow (“DCF”) method. The DCF approach requires that we forecast future cash flows for each of the reporting units and discount the cash flow streams based on a weighted average cost of capital (“WACC”) that is derived, in part, from comparable companies within similar industries. The DCF calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The carrying values of each reporting unit include assets and liabilities which relate to the reporting unit’s operations. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a proportional basis.

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

We evaluate amortizable intangible assets and other long-lived assets for impairment in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets,” whenever changes in events or circumstances indicate that the carrying values of the reporting units may exceed the undiscounted cash flow forecasts attributable to the reporting units. If undiscounted cash flow forecasts indicate that the carrying value of definite-lived intangible assets or other long-lived assets may not be recoverable, a fair value assessment is performed. For intangible assets, fair value estimates are derived from discounted cash flow forecasts. For other long-lived assets (primarily property, plant and equipment), fair value estimates are derived from the sources most appropriate for the particular asset and have historically included such approaches as sales comparison approach and replacement cost approach. If fair value is less than carrying value, an impairment charge equal to the difference is recorded. We also review the useful life and residual value assumptions for definite-lived intangible assets and other long-lived assets on a periodic basis to determine if changes in circumstances warrant revisions to them.

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

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2018, using a qualitative assessment, noting no impairment. As of December 31, 2018, there were no indicators of impairment of our long-lived assets.

We have a significant amount of goodwill, intangible assets and other long-lived assets. The following table shows the breakdown of goodwill, intangible assets and property, plant and equipment by reportable segment as of December 31, 2018 (in thousands):

	Goodwill	Intangible Assets, net	Property, Plant & Equipment, net
Photonics	$66,494	$45,689	$17,850
Vision	123,295	82,829	33,003
Precision Motion	27,873	14,402	10,131
Unallocated Corporate and Shared Services	—	—	4,480
Total	$217,662	$142,920	$65,464

Pension Plans. Our subsidiary located in the U.K. maintains a defined benefit pension plan (the “U.K. Plan”). The U.K. Plan was closed to new membership in 1997 and stopped accruing for additional pension benefits for existing members in 2003, limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation as of the date the plan was frozen, adjusted for inflation. At December 31, 2018, the fair market value of the plan assets was $33.1 million, which was $3.8 million, or 10.2%, less than the projected benefit obligation of $36.9 million.

The cost and obligations of our U.K. Plan are calculated using many assumptions. Major assumptions used in the accounting for this pension plan include the discount rate, rate of inflation, mortality rate and expected return on plan assets. Assumptions are determined each year based on data and appropriate market indicators in consultation with a third-party actuary. Should any of these assumptions change, they would have an effect on net periodic pension cost and the unfunded benefit obligation as of the end of the year. The most sensitive assumption affecting the determination of our U.K. Plan pension obligation is the discount rate. A 50 basis point decrease in the discount rate as of December 31, 2018 would change the pension obligation by $3.2 million.

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

In conjunction with our ongoing review of our actual results and anticipated future earnings, we continuously reassess the adequacy of the valuation allowance currently in place on our deferred tax assets. In 2018, we released valuation allowance of $0.3 million recorded on net operating losses and other timing items in certain tax jurisdictions. The decrease of our valuation allowance was determined in accordance with the provisions of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis.

The amount of income taxes we pay is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our tax liabilities in the period that the assessments are made or resolved, or when the statute of limitations for certain periods expires. As of December 31, 2018, the total amount of gross unrecognized tax benefits was $4.7 million, of which $3.6 million would favorably affect our effective tax rate, if recognized. Over the next twelve months, we may need to record up to $0.5 million of previously unrecognized tax benefits in the event of statute of limitations closures.

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in nature. This amount becomes taxable upon a repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. The amount of undistributed earnings of foreign subsidiaries totaled $135.6 million as of December 31, 2018. The estimated unrecognized income and foreign withholding tax liability on this temporary difference is approximately $0.3 million.

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, providing a one-time transition Toll Charge on foreign earnings, creating a new limitation on deductible interest expense and modifying the officer’s compensation limitation. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

As a result of the Tax Reform Act, we revalued our deferred tax assets and liabilities at the newly enacted 21% U.S. corporate income tax rate. Because of the ownership structure of the Company, our foreign entities outside the U.S. are not considered controlled foreign corporations of the U.S. company, as defined under U.S. tax principles, and accordingly, the accumulated earnings of these foreign subsidiaries are not subject to the one-time transition Toll Charge under the Tax Reform Act.

During the year ended December 31, 2018, there were no changes made to the provisional amounts recognized in 2017 in connection with the enactment of the Tax Reform Act. The accounting for the income tax effects of the Tax Reform Act is complete as of December 31, 2018.

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

In the ordinary course of business, we enter into foreign currency contracts for periods consistent with our committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. We do not enter into or hold foreign currency derivative financial instruments for trading or speculative purposes, nor do we enter into derivative financial instruments to hedge future cash flows or forecasted transactions. The intent of these economic hedges is to offset gains and losses on the underlying exposures from these currencies with gains and losses resulting from the foreign currency contracts that hedge these exposures.

We had foreign currency contracts with notional amounts totaling $31.2 million and a fair value of $0.2 million as of December 31, 2018. A hypothetical 10% strengthening of the U.S. dollar against other currencies would result in an approximately $2.5 million increase in the fair value of our foreign currency contracts as of December 31, 2018. By contrast, a hypothetical 10% weakening of the U.S. dollar against other currencies would result in an approximately $2.5 million decrease in the fair value of our foreign currency contracts as of December 31, 2018.

Interest Rates

Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We have $209.6 million of outstanding variable rate debt as of December 31, 2018. A 100 basis point increase in interest rates at December 31, 2018 would increase our annual pre-tax interest expense by approximately $2.1 million.

Item 8. Financial Statements and Supplementary Data

NOVANTA INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Novanta Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Novanta Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 27, 2019

We have served as the Company’s auditor since 2013.

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$82,043	$100,057
Accounts receivable, net of allowance of $321 and $554, respectively	83,955	81,482
Inventories	104,764	91,278
Prepaid income taxes and income taxes receivable	1,852	4,387
Prepaid expenses and other current assets	9,155	10,675
Total current assets	281,769	287,879
Property, plant and equipment, net	65,464	61,718
Deferred tax assets	9,492	7,052
Other assets	2,269	4,018
Intangible assets, net	142,920	155,048
Goodwill	217,662	210,988
Total assets	$719,576	$726,703
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$4,535	$9,119
Accounts payable	50,733	39,793
Income taxes payable	2,633	5,942
Accrued expenses and other current liabilities	46,295	43,314
Total current liabilities	104,196	98,168
Long-term debt	202,843	225,500
Deferred tax liabilities	22,632	25,672
Income taxes payable	4,463	3,754
Other liabilities	17,187	15,141
Total liabilities	351,321	368,235
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interest	—	46,923
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,886 and 34,595, respectively	423,856	423,856
Additional paid-in capital	46,018	33,309
Accumulated deficit	(79,092)	(127,740)
Accumulated other comprehensive loss	(22,527)	(17,880)
Total stockholders’ equity	368,255	311,545
Total liabilities, noncontrolling interest and stockholders’ equity	$719,576	$726,703

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$614,337	$521,290	$384,758
Cost of revenue	352,809	300,759	222,306
Gross profit	261,528	220,531	162,452
Operating expenses:
Research and development and engineering	51,024	41,673	32,002
Selling, general and administrative	115,900	101,654	81,299
Amortization of purchased intangible assets	15,550	12,096	8,251
Restructuring, acquisition and divestiture related costs	8,041	7,542	7,945
Total operating expenses	190,515	162,965	129,497
Operating income	71,013	57,566	32,955
Interest income (expense), net	(9,814)	(7,165)	(4,559)
Foreign exchange transaction gains (losses), net	147	(447)	2,317
Other income (expense), net	(44)	(229)	1,809
Gain on acquisition of business	—	26,409	—
Income before income taxes	61,302	76,134	32,522
Income tax provision	10,207	13,827	10,519
Consolidated net income	51,095	62,307	22,003
Less: Net income attributable to noncontrolling interest	(1,986)	(2,256)	—
Net income attributable to Novanta Inc.	$49,109	$60,051	$22,003

Earnings per common share attributable to Novanta Inc. (Note 10):
Basic	$1.46	$1.14	$0.63
Diluted	$1.43	$1.13	$0.63

Weighted average common shares outstanding—basic	34,913	34,817	34,694
Weighted average common shares outstanding—diluted	35,473	35,280	34,914

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

	Year Ended December 31,
	2018	2017	2016
Consolidated net income	$51,095	$62,307	$22,003
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(4,172)	8,909	(7,524)
Pension liability adjustments, net of tax (2)	(475)	926	(1,361)
Total other comprehensive income (loss)	(4,647)	9,835	(8,885)
Total consolidated comprehensive income	46,448	72,142	13,118
Less: Comprehensive income attributable to noncontrolling interest	(1,986)	(2,256)	—
Comprehensive income attributable to Novanta Inc.	$44,462	$69,886	$13,118

(1)	The tax effect on this component of comprehensive income was ($93), ($94) and $36 in 2018, 2017 and 2016, respectively.
(2)	The tax effect on this component of comprehensive income was ($153), $277 and ($462) in 2018, 2017 and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands of U.S. dollars or shares)

	Novanta Inc. Stockholders
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	# of Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2015	34,345	$423,856	$29,225	$(18,830)	$(189,550)	$244,701
Net income	—	—	—	—	22,003	22,003
Common stock issued under stock plans	351	—	181	—	—	181
Shares withheld for taxes on vested stock awards	(129)	—	(1,789)	—	—	(1,789)
Repurchases of common stock	(109)	—	(1,634)	—	—	(1,634)
Share-based compensation	—	—	4,293	—	—	4,293
Other comprehensive loss, net of tax	—	—	—	(8,885)	—	(8,885)
Balance at December 31, 2016	34,458	423,856	30,276	(27,715)	(167,547)	258,870
Net income	—	—	—	—	60,051	60,051
Redeemable noncontrolling interest redemption value adjustment (Note 5)	—	—	—	—	(20,244)	(20,244)
Common stock issued under stock plans	228	—	—	—	—	—
Shares withheld for taxes on vested stock awards	(77)	—	(2,090)	—	—	(2,090)
Repurchases of common stock	(14)	—	(370)	—	—	(370)
Share-based compensation	—	—	5,493	—	—	5,493
Other comprehensive loss, net of tax	—	—	—	9,835	—	9,835
Balance at December 31, 2017	34,595	423,856	33,309	(17,880)	(127,740)	311,545
Net income	—	—	—	—	49,109	49,109
Redeemable noncontrolling interest redemption value adjustment (Note 5)	—	—	—	—	1,781	1,781
Acquisition of noncontrolling interest	213	—	14,401	—	—	14,401
Common stock issued under stock plans	231	—	—	—	—	—
Shares withheld for taxes on vested stock awards	(64)	—	(3,556)	—	—	(3,556)
Repurchases of common stock	(89)	—	(5,850)	—	—	(5,850)
Share-based compensation	—	—	7,714	—	—	7,714
Adoption of ASU 2016-16 (Note 2)	—	—	—	—	(2,242)	(2,242)
Other comprehensive income, net of tax	—	—	—	(4,647)	—	(4,647)
Balance at December 31, 2018	34,886	$423,856	$46,018	$(22,527)	$(79,092)	$368,255

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Consolidated net income	$51,095	$62,307	$22,003
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	37,052	30,758	20,357
Provision for inventory excess and obsolescence	1,898	1,421	3,091
Share-based compensation	7,714	5,493	4,293
Deferred income taxes	(6,076)	(2,560)	(1,766)
Earnings from equity-method investment	—	(104)	(2,191)
Dividend from equity-method investment	—	—	2,341
Gain on acquisition of business	—	(26,409)	—
(Gain) loss on sale of fixed assets	106	36	(1,707)
Contingent consideration adjustments	—	425	1,267
Inventory acquisition fair value adjustment	—	4,754	173
Non-cash interest expense	955	825	882
Other non-cash items	(165)	283	813
Changes in assets and liabilities which provided/(used) cash, excluding effects from businesses acquisitions:
Accounts receivable	(1,156)	(2,077)	(6,394)
Inventories	(15,603)	(13,587)	(2,917)
Prepaid expenses and other current assets	1,350	(2,169)	(1,729)
Prepaid income taxes and income taxes receivable	2,165	(2,282)	462
Accounts payable, income taxes payable, accrued expenses and other current liabilities	11,238	8,993	10,590
Other non-current assets and liabilities	(926)	(2,729)	(1,780)
Cash provided by operating activities	89,647	63,378	47,788
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,658)	(9,094)	(8,462)
Acquisition of businesses, net of cash acquired and working capital adjustments	(29,600)	(168,332)	(8,958)
Acquisition of assets	(1,599)	—	(3,980)
Release of escrow from sale of business	—	—	1,498
Proceeds from sale of property, plant and equipment	267	46	7,037
Cash used in investing activities	(45,590)	(177,380)	(12,865)
Cash flows from financing activities:
Borrowings under revolving credit facility	55,253	176,769	—
Repayments of term loan and revolving credit facility	(74,648)	(26,925)	(16,250)
Payments of debt issuance costs	—	(655)	(2,523)
Payments of withholding taxes from stock-based awards	(3,556)	(2,090)	(1,789)
Payments of contingent considerations	—	(2,546)	—
Repurchases of common stock	(5,850)	(370)	(1,634)
Acquisition of noncontrollling interest	(30,800)	—	—
Other financing activities	(563)	(853)	(993)
Cash provided by (used in) financing activities	(60,164)	143,330	(23,189)
Effect of exchange rates on cash and cash equivalents	(1,907)	2,621	(3,585)
Increase (decrease) in cash and cash equivalents	(18,014)	31,949	8,149
Cash and cash equivalents, beginning of year	100,057	68,108	59,959
Cash and cash equivalents, end of year	$82,043	$100,057	$68,108
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,924	$5,832	$2,917
Cash paid for income taxes	$20,323	$21,121	$14,058
Income tax refunds received	$3,011	$337	$932
Supplemental disclosure of non-cash investing activity:
Accrual for capital expenditures	$1,187	$1,601	$1,253

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

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

Basis of Presentation

These consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and in accordance with accounting principles generally accepted in the U.S., applied on a consistent basis.

The consolidated financial statements include the accounts of Novanta Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated.

Prior to January 10, 2017, the Company had an approximately 41% ownership interest in Laser Quantum Limited (“Laser Quantum”), a privately held company located in the United Kingdom, which was accounted for under the equity method of accounting. During the years ended December 31, 2017 and 2016, the Company recognized income from its equity method investment amounting to $0.1 million and $2.2 million, respectively, which was included in other income (expense) in the accompanying consolidated statements of operations.

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

Foreign Currency Translation

The financial statements of the Company and its subsidiaries outside the U.S. have been translated into U.S. dollars. Assets and liabilities of foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as cumulative translation adjustments, a separate component of other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses, from transactions denominated in currencies other than the functional currencies, are included in the accompanying consolidated statements of operations.

Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less. These investments are carried at cost, which approximates fair value.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts based on the Company’s best estimate of probable credit losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance based on a variety of factors, including the age of amounts outstanding relative to their contractual due date, specific customer factors, and other known risks and economic trends. Charges related to the allowance for doubtful accounts are included as selling, general and administrative expenses and are recorded in the period that the outstanding receivables are determined to be uncollectible. Account balances are charged off against the allowance when the Company believes it is certain that the receivable will not be recovered.

For the years ended December 31, 2018, 2017 and 2016, changes in the allowance for doubtful accounts were as follows (in thousands):

	2018	2017	2016
Balance at beginning of year	$554	$565	$500
Provision charged to selling, general and administrative expenses	66	283	135
Allowance resulting from acquisitions	—	52	15
Write-offs, net of recoveries of amounts previously reserved	(295)	(358)	(82)
Exchange rate changes	(4)	12	(3)
Balance at end of year	$321	$554	$565

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

The Company’s most significant intangible assets are customer relationships, patents and developed technologies, trademarks and trade names. The fair values of intangible assets are based on valuations using an income approach, with estimates and assumptions provided by management of the acquired companies and the Company. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. All definite-lived intangible assets are amortized over the periods in which their economic benefits are expected to be realized. The Company reviews the useful life assumptions, including the classification of certain intangible assets as “indefinite-lived”, on a periodic basis to determine if changes in circumstances warrant revisions to them. Costs associated with patent and intellectual property applications, renewals or extensions are expensed as incurred.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

The Company evaluates its goodwill, intangible assets and other long-lived assets for impairment at the reporting unit level which is at least one level below our reportable segments.

Impairment Charges

Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with ASC 350, “Intangibles —Goodwill and Other.” During the second quarter of 2018, the Company adopted Accounting Standards Update (“ASU”) 2017-14, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates Step Two of the goodwill impairment test. The Company performs its goodwill impairment test annually as of the beginning of the second quarter or more frequently if indicators are present, or changes in circumstances suggest, that an impairment may exist.

The Company has the option of first performing a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In performing the qualitative assessment, the Company reviews factors both specific to the reporting unit and to the Company as a whole, such as financial performance, macroeconomic conditions, industry and market considerations, and the fair value of each reporting unit at the last valuation date. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more likely than not that the carrying value of the reporting unit exceeds its fair value, the quantitative impairment test is required; otherwise, no further testing is required.

Alternatively, the Company may elect to bypass the qualitative assessment and perform the quantitative impairment test. This approach requires a comparison of the carrying value of each of the Company’s reporting units to the estimated fair value of these reporting units. The fair value of a reporting unit is estimated primarily using a discounted cash flow (“DCF”) method with a weighted average cost of capital. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recorded for the difference.

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

Revenue Recognition

See Note 3 for the Company’s revenue recognition policy.

Research and Development and Engineering Costs

Research and development and engineering (“R&D”) expenses are primarily comprised of employee related expenses and cost of materials for R&D projects. These costs are expensed as incurred.

Share-Based Compensation

The Company records the expense associated with share-based compensation awards to employees and directors based on the fair value of awards as of the grant date. For share-based compensation awards that vest over time based on employment, the associated expenses are recognized in the consolidated statements of operations ratably over the vesting period, net of estimated forfeitures. The Company also grants two types of performance-based awards to certain members of the executive management team: non-GAAP

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

earnings per share performance-based restricted stock units (“EPS-PSUs”) and relative total shareholder return performance-based restricted stock units (“TSR-PSUs”).

Share-based compensation expense associated with EPS-PSUs is recognized ratably over the vesting period when it is probable that the performance targets are expected to be achieved based on management’s projections. Management’s projections are revised, if necessary, in subsequent periods when underlying factors change the evaluation of the probability of achieving the performance targets. When the estimated achievement levels are adjusted at a later date, a cumulative adjustment to the share-based compensation expense previously recognized would be required. Accordingly, share-based compensation expense associated with EPS-PSUs may differ significantly from period to period based on changes to the probability of achieving performance targets. Share-based compensation expense associated with TSR-PSUs is based on the fair value of the TSR-PSUs, determined using the Monte-Carlo valuation model, as of the grant date and is recognized on a straight-line basis from the grant date to the end of the performance period. Compensation expense will not be affected by the number of TSR-PSUs that will actually vest at the end of the performance period.

Advertising Costs

Advertising costs are expensed to selling, general and administrative expenses as incurred and were not material for 2018, 2017 and 2016.

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

AS OF DECEMBER 31, 2018

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

Foreign Currency Contracts

The Company uses foreign currency contracts as a part of its strategy to limit its exposures related to foreign currency denominated monetary assets and liabilities. The time duration of these foreign currency contracts approximates the underlying foreign currency transaction exposures, generally less than three months. These contracts are not designated as cash flow, fair value or net investment hedges. Changes in the fair value of these foreign currency contracts are recognized in income before income taxes.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

Recent Accounting Pronouncements

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.”

ASU 2018-05 allows SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the income tax effects of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”). Companies have up to one year from the enactment of the Tax Reform Act (the “measurement period”) to obtain, prepare, and analyze the information that is needed in order to complete the accounting under ASC Topic 740. Any provisional amounts or adjustments to provisional amounts during the measurement period should be included in income from operations as an adjustment to tax provision (benefit) in the reporting period in which the amounts are determined.

		January 1, 2018.	The Company adopted ASU 2018-05 during the first quarter of 2018. The adoption of ASU 2018-05 did not have a material impact on the Company’s consolidated financial statements. See Note 15.

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

		January 1, 2019. Early adoption is permitted.	The Company does not expect the adoption of ASU 2018-02 to have a material impact on its consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
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

January 1, 2018.

The Company retrospectively adopted ASU 2017-07 during the first quarter of 2018. The adoption of ASU 2017-07 resulted in the reclassification of $0.4 million of the Company’s net periodic benefit costs related to its frozen U.K. pension plan from Selling, general and administrative expenses into Other income (expense) in the consolidated statement of operations for both 2017 and 2016.

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

January 1, 2018.

The Company adopted ASU 2016-16 during the first quarter of 2018 using the modified retrospective approach. The adoption resulted in the reclassification of $2.5 million of prepaid income taxes and income taxes receivable, of which $2.2 million was recorded to Accumulated deficit and $0.3 million was recognized as net deferred tax assets, for the year ended December 31, 2018. The Company will recognize incremental deferred income tax expense thereafter as these net deferred tax assets are utilized.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.”

ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements, and changes in judgements and assets recognized from costs incurred to fulfill a contract.

January 1, 2018.

The Company adopted ASU 2014-09 during the first quarter of 2018 using the modified retrospective method. ASU 2014-09 has been applied to those contracts which had not been completed as of January 1, 2018 and all new contracts entered into by the Company subsequent to January 1, 2018. All prior period financial statements and disclosures are presented in accordance with Topic 605. The adoption of ASU 2014-09 did not have an impact on the Company’s Accumulated deficit. See Note 3.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”

ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step Two of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 should be applied on a prospective basis.

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

AS OF DECEMBER 31, 2018

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

January 1, 2019. Early adoption is permitted.

The Company will adopt the new standard in the first quarter of 2019, using the modified retrospective method. The Company expects this standard will have a material effect on its consolidated balance sheets with the recognition of new right-of-use assets and lease liabilities for all operating leases longer than one year in duration. Upon adoption, the Company estimates both assets and liabilities on the consolidated balance sheet will increase by approximately $32.0 million to $37.0 million. The Company does not expect the adoption to have a significant impact upon its consolidated statements of operations and cash flows. Changes in lease population or changes in incremental borrowing rates may alter this estimate. The Company will expand the consolidated financial statement disclosures upon adoption of this standard.

3. Revenue

The Company recognizes revenue when control of promised goods or services is transferred to customers. The transfer of control generally occurs upon shipment when title and risk of loss pass to the customer. The vast majority of the Company’s revenue is generated from the sale of distinct products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for such products, which is generally at contractually stated prices. Sales taxes and value added taxes collected concurrently with revenue generating activities are excluded from revenue.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time, upon shipment, rather than over time.

At the request of its customers, the Company may perform professional services, generally for the maintenance and repair of products previously sold to those customers and for engineering services. Professional services are typically short in duration, mostly less than one month, and aggregate to less than 3% of the Company’s consolidated revenue. Revenue is typically recognized at a point in time when control transfers to the customer upon completion of professional services. These services generally involve a single distinct performance obligation. The consideration expected to be received in exchange for such services is normally the contractually stated amount.

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

Shipping & Handling Costs

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

AS OF DECEMBER 31, 2018

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of December 31, 2018 and January 1, 2018 (the date of adoption of Topic 606), contract liabilities were $4.7 million and $5.4 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The decrease in the contract liability balance during the year ended December 31, 2018 is primarily due to $3.2 million of revenue recognized during the period that was included in the contract liability balance at the date of adoption, partially offset by cash payments received in advance of satisfying performance obligations.

Disaggregated Revenue

See Note 19 for the Company’s disaggregation of revenue by segment, geography and end market.

4. Business Combinations

2018 Acquisitions

During the year ended December 31, 2018, the Company acquired two businesses for total cash considerations of $33.5 million, including the acquisition of Zettlex Holdings Limited ("Zettlex"). The consolidated statement of operations includes the operating results of the businesses from the dates of acquisition.

Zettlex

On May 1, 2018, the Company acquired 100% of the outstanding stock of Zettlex, a Cambridge, United Kingdom-based provider of inductive encoder products that provide absolute and accurate positioning, even in extreme operating environments, to OEMs in the medical and advanced industrial markets. The purchase price of £23.3 million ($32.0 million), net of working capital adjustments, was financed with cash on hand and borrowings under the Company’s revolving credit facility. The addition of Zettlex broadens the range of components and solutions that the Company can provide to customers by combining its commercial resources and application-specific competencies with Zettlex's technologies and strong team. Zettlex is included in the Company’s Precision Motion reportable segment.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

The final purchase price allocation is as follows (in thousands):

Amount
Cash	$3,776
Accounts receivable	2,237
Inventories	928
Property, plant and equipment	2,590
Intangible assets	14,585
Goodwill	11,790
Other assets	145
Total assets acquired	36,051

Accounts payable	509
Accrued expenses and other liabilities	1,035
Deferred tax liabilities	2,481
Total liabilities assumed	4,025
Total assets acquired, net of liabilities assumed	32,026
Less: cash acquired	3,776
Total purchase price, net of cash acquired	$28,250

The fair value of intangible assets is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$3,027	10 years
Customer relationships	9,494	15 years
Trademarks and trade names	550	10 years
Backlog	1,514	1 year
Total	$14,585

The purchase price allocation resulted in $14.6 million of identifiable intangible assets and $11.8 million of goodwill. As the Zettlex acquisition is an acquisition of outstanding common shares, none of the resulting goodwill is deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) Zettlex’s ability to grow its business with existing and new customers, including leveraging the Company’s customer base; and (ii) cost improvements due to the integration of Zettlex operations into the Company’s existing infrastructure.

The operating results of Zettlex were included in the Company’s results of operations beginning on May 1, 2018. Zettlex contributed revenues of $8.3 million and a loss before income taxes of $1.8 million for the year ended December 31, 2018. Loss before income taxes for the year ended December 31, 2018 included amortization of purchased intangible assets of $1.3 million and compensation expense of $4.4 million recognized under earn-out agreements.

The pro forma financial information reflecting the operating results of Zettlex, as if it had been acquired as of January 1, 2017, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2017.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

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

The final purchase price allocation is as follows (in thousands):

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

The purchase price allocation resulted in $59.7 million of identifiable intangible assets and $55.6 million of goodwill. As the WOM acquisition was an acquisition of outstanding common shares, none of the resulting goodwill was deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows attributable to: (i) WOM’s ability to grow its business with existing and new customers, including leveraging the Company’s customer base; and (ii) cost improvements due to expansion in scale.

The operating results of WOM were included in the Company’s results of operations beginning on July 3, 2017. WOM is included in the Company’s Vision reportable segment.

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

AS OF DECEMBER 31, 2018

a $30.0 million draw-down on the Company’s revolving credit facility. As a result of this transaction, the Company’s ownership position in Laser Quantum increased from approximately 41% to approximately 76%.

As part of this transaction, the Company and the remaining shareholders of Laser Quantum entered into a call and put option agreement for the purchase and sale, in 2020, of all the remaining Laser Quantum shares held by the remaining shareholders, subject to certain conditions. The purchase price for the remaining shares would have been based on the proportionate share of the noncontrolling interest in Laser Quantum’s cash on hand as of December 31, 2019 and a multiple of Laser Quantum’s EBITDA for the twelve months ending December 31, 2019, as defined in the call and put option agreement.

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

The fair value of the approximately 41% equity interest previously held by the Company before the acquisition and the fair value of the approximately 24% noncontrolling interest held by the remaining shareholders of Laser Quantum after the acquisition were determined using a combination of the discounted cash flow method (an income approach), the guideline public company method (a market approach), and the subject company transaction method (a market approach). The subject company transaction method was based on the purchase price paid by the Company for the acquisition of the additional approximately 35% of the outstanding shares, while giving consideration to the control and/or minority nature of the subject equity interests.

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

AS OF DECEMBER 31, 2018

The fair value of intangible assets is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$15,501	15 years
Customer relationships	19,990	15 years
Trademarks and trade names	1,964	15 years
Backlog	1,500	9 months
Total	$38,955

The purchase price allocation resulted in $39.0 million of identifiable intangible assets and $31.2 million of goodwill. As the Laser Quantum acquisition was an acquisition of outstanding common shares, none of the resulting goodwill was deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flow potential attributable to: (i) Laser Quantum’s ability to grow its business with existing and new customers, including leveraging the Company’s broader customer base; and (ii) cost improvements due to expansion in scale.

The operating results of Laser Quantum were included in the Company’s results of operations beginning on January 10, 2017. Laser Quantum is included in the Company’s Photonics reportable segment.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

The purchase price allocation resulted in $7.4 million of identifiable intangible assets and $9.9 million of goodwill. As the ThingMagic acquisition was treated as an acquisition of assets for income tax purposes, the goodwill acquired is expected to be fully deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) ThingMagic’s ability to grow its business with existing and new customers, including leveraging the Company’s customer base; (ii) cost synergies in combining the research and development capabilities from ThingMagic with the existing RFID capabilities within Novanta; and (iii) cost improvements due to the integration of ThingMagic operations into the Company’s existing infrastructure.

The operating results of ThingMagic were included in the Company’s results of operations beginning on January 10, 2017. ThingMagic is included in the Company’s Vision reportable segment.

The pro forma financial information reflecting the operating results of ThingMagic, as if it had been acquired as of January 1, 2016, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2016.

Unaudited Pro Forma Information

The unaudited pro forma information presented below includes the effects of business combination accounting resulting from the acquisitions of WOM and Laser Quantum, including amortization of intangible assets, interest expense on borrowings in connection with the acquisitions, and elimination of the gain from the Laser Quantum acquisition and income from the Company’s previous equity method investment in Laser Quantum, and the related tax effects, as though the acquisitions had been consummated as of January 1, 2016. The unaudited pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place on January 1, 2016.

	Year Ended December 31,
	2017	2016
Revenue	$562,818	$487,960
Consolidated net income	$39,630	$21,020
Earnings per share attributable to Novanta Inc. - Basic (1)	$0.49	$0.62
Earnings per share attributable to Novanta Inc. - Diluted (1)	$0.49	$0.61

(1)

The computation of pro forma earnings per share attributable to Novanta Inc. included $20.2 million and zero adjustment of redeemable noncontrolling interest to estimated redemption value for the years ended December 31, 2017 and 2016, respectively.

Pro forma earnings for the year ended December 31, 2017 were adjusted to exclude non-recurring items such as amortization of inventory fair value adjustments of $4.4 million, acquisition related costs of $4.3 million, the gain on business acquisition of $26.4 million and income from equity method investment of $0.1 million. Pro forma earnings for the year ended December 31, 2017 were adjusted to include an increase in amortization of intangible assets of $5.3 million and an increase in interest expense of $1.4 million associated with borrowings under the Company’s revolving credit facility used to fund the acquisitions.

Pro forma earnings for the year ended December 31, 2016 were adjusted to exclude non-recurring items such as acquisition related costs of $1.2 million and income from equity method investment of $2.2 million. Pro forma earnings for the year ended December 31, 2016 were adjusted to include an increase in amortization of intangible assets of $12.5 million and an increase in interest expense of $3.9 million associated with borrowings under the Company’s revolving credit facility used to fund the acquisitions.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

Acquisition Costs

The Company recognized acquisition costs of $1.1 million, $4.4 million and $0.2 million in the years ended December 31, 2018, 2017 and 2016, respectively, related to the acquisitions that occurred during those years. These costs consisted of finders’ fees, legal, valuation and other professional or consulting fees. These amounts were included in restructuring, acquisition and divestiture related costs in the consolidated statements of operations.

5. Redeemable Noncontrolling Interest

As a result of the Company’s acquisition of additional outstanding shares of Laser Quantum from the remaining shareholders on January 10, 2017, the Company increased its ownership position in Laser Quantum from approximately 41% to approximately 76% and began to consolidate Laser Quantum in the consolidated financial statements. As part of the purchase agreement, the Company and the remaining shareholders entered into a call and put option agreement for the purchase and sale, in 2020, of all remaining Laser Quantum shares held by the remaining shareholders, subject to certain conditions. As a result of the put option held by the remaining shareholders, the noncontrolling interest was considered a redeemable equity instrument and was presented as temporary equity on the consolidated balance sheet. The proportionate share of the net income from Laser Quantum attributable to the noncontrolling interest was reported as a reduction to the consolidated net income in the Company’s consolidated statement of operations and an increase to the carrying value of the redeemable noncontrolling interest.

The initial value of the noncontrolling interest was measured at a fair value of £17.7 million ($21.6 million) as of January 10, 2017. On the consolidated balance sheet, the Company reported the redeemable noncontrolling interest at the higher of (i) the carrying value without any redemption value adjustments or (ii) the estimated redemption value as of the end of the reporting period.  The estimated redemption value was determined as of the end of the reporting period as if it were also the redemption date for the instrument. The resulting adjustments were recorded in retained earnings in shareholders’ equity and did not affect net income attributable to Novanta Inc. However, these adjustments were included in the determination of earnings per common share (See Note 10).

On September 27, 2018, the Company acquired the remaining approximately 24% of the outstanding shares of Laser Quantum for an aggregate consideration of $45.1 million, consisting of $30.7 million of cash and 213,219 shares of the Company’s restricted stock. The restricted stock will become fully vested upon achievement of certain milestones included in the restricted stock agreement. Restricted stock not otherwise vested as of December 31, 2025 will be subject to forfeiture. The acquisition was accounted for as a transaction among shareholders. No gain or loss was recognized in the consolidated statements of operations for the year ended December 31, 2018. The difference between the carrying amount on the balance sheet prior to the acquisition of the redeemable noncontrolling interest and the purchase price was recorded as an adjustment to retained earnings in stockholders’ equity. The following table summarizes the changes in the Company’s redeemable noncontrolling interest in the twelve months ended December 31, 2018 (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2017	$46,923
Net income attributable to noncontrolling interest	1,986
Redeemable noncontrolling interest redemption value adjustment	(1,781)
Foreign currency translation	(1,926)
Acquisition of noncontrolling interest	(45,202)
Balance as of December 31, 2018	$—

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

6. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in stockholders’ equity that do not represent transactions with stockholders or in the Company’s stock. Changes in accumulated other comprehensive income (loss) is as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Income (Loss)	Adjustments	Adjustments
Balance at December 31, 2015	$(18,830)	$(9,698)	$(9,132)
Other comprehensive loss	(9,611)	(7,524)	(2,087)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	726	—	726
Balance at December 31, 2016	(27,715)	(17,222)	(10,493)
Other comprehensive income (loss)	8,790	8,909	(119)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	1,045	—	1,045
Balance at December 31, 2017	(17,880)	(8,313)	(9,567)
Other comprehensive loss	(5,473)	(4,172)	(1,301)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	826	—	826
Balance at December 31, 2018	$(22,527)	$(12,485)	$(10,042)

(1)	The amounts reclassified from accumulated other comprehensive income (loss) were included in other income (expense) in the consolidated statements of operations.

7. Goodwill, Intangible Assets and Impairment Charges

Goodwill

The following table summarizes changes in goodwill during the year ended December 31, 2018 (in thousands):

December 31, 2018
Balance at beginning of year	$210,988
Goodwill acquired from acquisitions	12,011
Effect of foreign exchange rate changes	(5,337)
Balance at end of year	$217,662

Goodwill by reportable segment as of December 31, 2018 is as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$168,955	$155,017	$44,919	$368,891
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$66,494	$123,295	$27,873	$217,662

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

Goodwill by reportable segment as of December 31, 2017 is as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$170,818	$157,436	$33,963	$362,217
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$68,357	$125,714	$16,917	$210,988

Intangible Assets

Intangible assets as of December 31, 2018 and 2017, respectively, are summarized as follows (dollar amounts in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and developed technologies	$134,034	$(86,623)	$47,411	9.0
Customer relationships	139,097	(64,174)	74,923	11.7
Customer backlog	1,738	(1,191)	547	0.4
Non-compete covenant	2,514	(2,493)	21	0.1
Trademarks and trade names	15,915	(8,924)	6,991	9.1
Amortizable intangible assets	293,298	(163,405)	129,893	10.5
Non-amortizable intangible assets:
Trade names	13,027	—	13,027
Total	$306,325	$(163,405)	$142,920

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and developed technologies	$130,890	$(77,295)	$53,595	10.2
Customer relationships	131,809	(52,015)	79,794	12.3
Customer backlog	2,524	(2,284)	240	0.8
Non-compete covenant	2,514	(1,956)	558	0.9
Trademarks and trade names	15,708	(7,874)	7,834	9.7
Amortizable intangible assets	283,445	(141,424)	142,021	11.3
Non-amortizable intangible assets:
Trade names	13,027	—	13,027
Total	$296,472	$(141,424)	$155,048

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

Amortizable intangible assets as of December 31, 2018 included intangible assets of $1.2 million recognized in conjunction with the acquisition of certain customer relationships in September 2018.

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

	Year Ended December 31,
	2018	2017	2016
Amortization expense – cost of revenue	$10,060	$8,824	$4,164
Amortization expense – operating expenses	15,550	12,096	8,251
Total amortization expense	$25,610	$20,920	$12,415

Estimated future amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2019	$9,222	$14,733	$23,955
2020	8,321	12,395	20,716
2021	7,406	11,489	18,895
2022	6,308	9,666	15,974
2023	5,409	8,153	13,562
Thereafter	10,745	26,046	36,791
Total	$47,411	$82,482	$129,893

Impairment Charges

The Company did not have any goodwill or indefinite-lived intangible asset impairment charges during 2018, 2017 or 2016.

8. Fair Value Measurements

ASC 820, “Fair Value Measurement,” establishes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

Level 1: Quoted prices for identical assets or liabilities in active markets which the Company can access

Level 2: Observable inputs other than those described in Level 1

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

Contingent Consideration

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the owners are eligible to receive contingent consideration based on the achievement of certain revenue targets from 2018 to 2021. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If such targets are achieved, the contingent consideration would be payable in cash in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. Subsequent changes in the estimated fair value of this contingent liability are recorded as adjustments to the carrying value of the asset acquired and amortized over the remaining useful life of the underlying asset. In December 2017, the Company recorded an estimated fair value of $1.3 million in contingent consideration, which was reported as a long-term liability in other liabilities on the consolidated balance sheet as of December 31, 2017. Based on 2018 revenue performance and the most recent revenue projections for fiscal years 2019 to 2021, the fair value of the contingent consideration was adjusted to $3.4 million, which is reported as a long-term liability in other liabilities on the consolidated balance sheet as of December 31, 2018.

On February 19, 2015, the Company acquired Applimotion Inc. (“Applimotion”). Under the purchase and sale agreement for the Applimotion acquisition, the shareholders of Applimotion were eligible to receive contingent consideration based on the achievement of certain revenue targets for fiscal years 2015 to 2017. If such targets were achieved, the contingent consideration would be payable in cash in two installments in 2017 and 2018, respectively. The estimated initial fair value of the contingent consideration of $1.0 million was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. As a result of Applimotion’s fiscal year 2015 and 2016 revenue results, contingent consideration of $1.2 million was paid in the first quarter of 2017. Based on Applimotion’s fiscal year 2016 and 2017 revenue results, the fair value for the remaining contingent consideration was adjusted to $2.8 million as of December 31, 2017. The Company paid $2.8 million as the final Applimotion contingent consideration payment in January 2018.

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$4,288	$4,288	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	15	—	15	—
	$4,303	$4,288	$15	$—
Liabilities
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$182	$—	$182	$—
Other liabilities:
Contingent consideration - Long-term	3,376	—	—	3,376
	$3,558	$—	$182	$3,376

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,665	$2,665	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	150	—	150	—
	$2,815	$2,665	$150	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent consideration - Current	$2,800	$—	$—	$2,800
Foreign currency forward contracts (1)	—	—	—	—
Other liabilities:
Contingent consideration - Long-term	1,304	—	—	1,304
	$4,104	$—	$—	$4,104

(1)	The unrealized loss from foreign currency forward contracts was nominal as of December 31, 2017.

During the years ended December 31, 2018 and 2017, there were no transfers between fair value levels.

Changes in the fair value of Level 3 contingent consideration for the year ended December 31, 2018 were as follows (in thousands):

Contingent Consideration
Balance at December 31, 2017	$4,104
Payments	(2,800)
Fair value adjustments	2,072
Balance at December 31, 2018	$3,376

As of December 31, 2018, the significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration were historical revenues, projected revenues and a discount rate. Increases or decreases in the unobservable inputs would result in a higher or lower fair value measurement.

See Note 12 for discussion of the estimated fair value of the Company’s outstanding debt and Note 14 for discussion of the estimated fair value of the Company’s pension plan assets.

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

AS OF DECEMBER 31, 2018

functional currency of the Company and its subsidiaries. These forward contracts are not designated as cash flow, fair value or net investment hedges. All changes in the fair value of these forward contracts are recognized in income before income taxes.

As of December 31, 2018, the notional amount and fair value of the Company’s foreign currency forward contracts was $31.2 million and a net loss of $0.2 million, respectively. As of December 31, 2017, the notional amount and fair value of the Company’s foreign currency forward contracts was $17.9 million and a net gain of $0.2 million, respectively.

For the years ended December 31, 2018 and 2017, the Company recognized aggregate net gains of $1.5 million and $0.2 million, respectively, which were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

10. Earnings per Common Share

Basic earnings per common share is computed by dividing net income attributable to Novanta Inc., after redeemable noncontrolling interest redemption value adjustment, by the weighted average number of common shares outstanding during the year. The Company recognizes changes in the redeemable noncontrolling interest redemption value by adjusting the carrying amount of the redeemable noncontrolling interest as of the end of the period to the higher of: (i) the estimated redemption value assuming the end of the period is also the redemption date or (ii) the carrying value without any redemption value adjustments. Such adjustments are recorded in retained earnings in stockholders’ equity instead of net income attributable to Novanta Inc. For both basic and diluted earnings per common share, such redemption value adjustments are included in the calculation of the numerator. For diluted earnings per common share, the denominator also includes the dilutive effect of outstanding restricted stock units, stock options, non-GAAP EPS performance-based restricted stock units and total shareholder return performance-based restricted stock units determined using the treasury stock method. Dilutive effects of attainment-based contingently issuable shares granted to the former Laser Quantum noncontrolling interest shareholders and the non-GAAP EPS performance-based restricted stock units will be included in the weighted average dilutive share calculation when the performance targets have been achieved. The dilutive effects of market-based contingently issuable shares are included in the weighted average dilutive share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period. For years in which net losses are generated, the dilutive potential common shares are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerators:
Consolidated net income	$51,095	$62,307	$22,003
Less: Net income attributable to noncontrolling interest	(1,986)	(2,256)	—
Net income attributable to Novanta Inc.	49,109	60,051	22,003
Redeemable noncontrolling interest redemption value adjustment (see Note 5)	1,781	(20,244)	—
Net income attributable to Novanta Inc. after adjustment for redeemable noncontrolling interest redemption value	$50,890	$39,807	$22,003

Denominators:
Weighted average common shares outstanding— basic	34,913	34,817	34,694
Dilutive potential common shares	560	463	220
Weighted average common shares outstanding— diluted	35,473	35,280	34,914
Antidilutive common shares excluded from above	4	—	85

Earnings per Common Share Attributable to Novanta Inc.:
Basic	$1.46	$1.14	$0.63
Diluted	$1.43	$1.13	$0.63

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

11. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the dates indicated (in thousands):

Inventories

	December 31,
	2018	2017
Raw materials	$69,008	$57,277
Work-in-process	15,982	14,847
Finished goods	17,337	16,443
Demo and consigned inventory	2,437	2,711
Total inventories	$104,764	$91,278

Property, Plant and Equipment, Net

	December 31,
	2018	2017
Cost:
Land, buildings and improvements	$56,068	$53,055
Machinery and equipment	77,918	74,122
Total cost	133,986	127,177
Accumulated depreciation	(68,522)	(65,459)
Property, plant and equipment, net	$65,464	$61,718

As of December 31, 2018 and 2017, the Company had gross assets under capital lease of $13.5 million and $13.6 million, respectively. The assets acquired under capital leases are included in land, buildings and improvements and machinery and equipment and the related amortization expense is included in depreciation expense. The Company also capitalized software development costs of $1.1 million, $2.0 million and $2.3 million in 2018, 2017 and 2016, respectively, in accordance with the guidance in ASC 350-40, “Internal-Use Software.”

The following table summarizes depreciation expense on property, plant and equipment, including demo units and assets under capital leases (in thousands):

	Year Ended December 31,
	2018	2017	2016
Depreciation expense	$11,442	$9,838	$8,558

The following table summarizes total accumulated depreciation on assets under capital leases as of the dates indicated (in thousands):

	December 31,
	2018	2017
Accumulated depreciation on assets under capital leases	$6,901	$6,097

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of the dates indicated (in thousands):

	December 31,
	2018	2017
Accrued compensation and benefits	$24,545	$17,348
Accrued warranty	4,510	4,835
Contract liabilities, current portion	4,165	4,790
Other	13,075	16,341
Total	$46,295	$43,314

Accrued Warranty

The following table summarizes changes in accrued warranty for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$4,835	$3,142	$3,335
Provision charged to cost of revenue	3,111	3,169	1,673
Warranty liabilities acquired from acquisitions	—	1,307	23
Use of provision	(3,341)	(2,857)	(1,849)
Foreign currency exchange rate changes	(95)	74	(40)
Balance at end of year	$4,510	$4,835	$3,142

12. Debt

Debt consisted of the following (in thousands):

	December 31,
	2018	2017
Senior Credit Facilities – term loan	$4,600	$9,200
Less: unamortized debt issuance costs	(65)	(81)
Total current portion of long-term debt	4,535	9,119

Senior Credit Facilities – term loan	69,925	79,125
Senior Credit Facilities – revolving credit facility	135,058	149,453
Less: unamortized debt issuance costs	(2,140)	(3,078)
Total long-term debt	202,843	225,500

Total Senior Credit Facilities	$207,378	$234,619

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

AS OF DECEMBER 31, 2018

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

On August 1, 2017, the Company entered into an amendment (the “Third Amendment”) to the Second Amended and Restated Credit Agreement. The Third Amendment increased the borrowing limit under the revolving credit facility from $225 million to $325 million and reset the uncommitted accordion feature to $125 million for potential future expansion. Additionally, the Third Amendment increased the term loan balance from $65.6 million to $90.6 million. Under the Third Amendment, the Company is required to pay quarterly scheduled principal repayments of $2.3 million beginning in October 2017, with the final installment of $56.1 million due upon maturity in May 2021. Borrowings under the revolving credit facility may be repaid at any time through May 2021, the date of maturity of the Senior Credit Facilities. The Company may voluntarily prepay loans or reduce commitments under the Senior Credit Facilities, in whole or in part, without premium or penalty, subject to certain minimum principal amounts.

On February 26, 2018, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Second Amended and Restated Credit Agreement. The Fourth Amendment increased the maximum permitted consolidated leverage ratio from 3.00 to 3.50, increased the maximum consolidated leverage ratio for permitted acquisitions and stock repurchases from 2.50 to 3.00, increased the maximum permitted consolidated leverage ratio for a designated acquisition from 3.00 to 3.50, and increased the maximum permitted leverage ratio for four consecutive quarters following a designated acquisition from 3.50 to 4.00. The Fourth Amendment also made certain other technical changes to the Second Amended and Restated Credit Agreement.

As of December 31, 2018, the outstanding principal under the Company’s term loan facility is scheduled to be repaid as follows (in thousands):

Principal Amount
2019	$4,600
2020	9,200
2021	60,725
Total debt repayments	$74,525

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

As of December 31, 2018, the Company had $189.9 million available to be drawn under the revolving credit facility. Excluding commitment fees, the weighted average interest rate for the Senior Credit Facilities was approximately 3.37% as of December 31, 2018. The commitment fee rate for the unused commitments under the revolving credit facility was approximately 0.4% as of December 31, 2018.

Guarantees

The Senior Credit Facilities is guaranteed by Novanta Inc., Novanta Corporation, NDS Surgical Imaging LLC, Novanta Europe GmbH, Novanta UK Investments Holding Limited and Novanta Technologies UK Limited (collectively, “Guarantors”). Each Guarantor, jointly and severally, unconditionally guarantees the due and punctual payment of the principal, interest and fees under the Senior Credit Facilities, when due and payable, whether at maturity, by required prepayment, by acceleration or otherwise. In addition, Guarantors guarantee the due and punctual payment, fees and interest on the overdue principal of the Senior Credit Facilities and the

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

due and punctual performance of all obligations of the Company in accordance with the terms of the Second Amended and Restated Credit Agreement. Furthermore, each Guarantor, jointly and severally, unconditionally guarantees that in the event of any extension, renewal, amendment, refinancing or modification of any of the Senior Credit Facilities, amounts due will be promptly paid in full when due in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise.

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

The maximum potential amount of future payments the Guarantors could be required to make under the Guarantee is the principal amount of the Senior Credit Facilities plus all accrued and unpaid interest thereon. However, as of December 31, 2018, the Guarantors were not expected to be required to perform under the Guarantee.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc., Novanta Corporation, NDS Surgical Imaging LLC, Novanta Europe GmbH, Novanta UK Investments Holding Limited and Novanta Technologies UK Limited. The Second Amended and Restated Credit Agreement also contains customary events of default.

Deferred Financing Costs

The Company capitalized deferred financing costs related to the execution of the Third Amendment dated August 1, 2017, the Second Amended and Restated Credit Agreement dated May 19, 2016 and the amended and restated credit agreement dated December 27, 2012. The Company allocated the deferred financing costs between the term loan and the revolving credit facility based on the maximum borrowing capacity and amortizes the costs on a straight-line basis over the term of the Senior Credit Facilities. Non-cash interest expense related to the amortization of the deferred financing costs was $1.0 million, $0.8 million and $0.9 million in 2018, 2017 and 2016, respectively. Unamortized deferred financing costs are presented as a reduction to the debt balances on the consolidated balance sheets.

Fair Value of Debt

As of December 31, 2018 and 2017, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

13. Capital Stock and Share-Based Compensation

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

Common Stock Repurchases

In October 2013, the Company’s Board of Directors authorized a share repurchase plan (the “2013 Repurchase Plan”) under which the Company could repurchase outstanding shares of the Company’s common stock up to an aggregate amount of $10.0 million. During 2018, the Company repurchased 89 thousand shares in the open market for an aggregate purchase price of $5.9 million at an average price of $65.43 per share. As of December 31, 2018, the Company had repurchased an aggregate of 385 thousand shares for an aggregate purchase price of $10.0 million at an average price of $25.97 per share. As of December 31, 2018, the Company had completed the 2013 Repurchase Plan.

In October 2018, the Company’s Board of Directors approved a new share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of an additional $25.0 million worth of common shares. Under the 2018 Repurchase Plan, shares may be repurchased from time to time, at the Company’s discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company’s common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be repurchased when the Company would otherwise be prohibited from doing so under insider trading laws. The 2018 Repurchase Plan does not obligate the Company to acquire any particular amount of common stock. No time limit was set for the completion of the 2018 Repurchase Plan, and the plan may be suspended or discontinued at any time. The Company expects to fund the share repurchases through cash on hand and future cash generated from operations. As of December 31, 2018, no shares had been repurchased under the 2018 Repurchase Plan.

2010 Incentive Award Plan

In November 2010, the Company’s stockholders approved the 2010 Incentive Award Plan (the “2010 Incentive Plan”) under which the Company may grant share-based compensation awards to employees, consultants and directors. In May 2014, the Company’s stockholders approved the amended and restated 2010 Incentive Award Plan and, in July 2016, the Company approved a further amended and restated 2010 Incentive Award Plan (as amended, the “Amended and Restated 2010 Incentive Plan”). The maximum number of shares which can be issued pursuant to the Amended and Restated 2010 Incentive Plan is 4,398,613, subject to adjustment as set forth in the Amended and Restated 2010 Incentive Plan. The Amended and Restated 2010 Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, deferred stock units, dividend equivalents, performance awards and stock payments (collectively referred to as “Awards”). The Amended and Restated 2010 Incentive Plan provides for specific limits on the number of shares with respect to Awards that may be granted to any person during any calendar year and the amount of cash that can be paid with respect to Awards to any one person during any calendar year. The Amended and Restated 2010 Incentive Plan will expire and no further Awards may be granted after April 9, 2024. As of December 31, 2018, there were 950,865 shares available for future awards under the Amended and Restated 2010 Incentive Plan.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in operating income (in thousands):

	Year Ended December 31,
	2018	2017	2016
Selling, general and administrative	$6,997	$5,065	$3,920
Research and development and engineering	438	221	117
Cost of revenue	211	207	256
Restructuring, acquisition and divestiture related costs	68	—	—
Total share-based compensation expense	$7,714	$5,493	$4,293

The expense recorded during each of the years ended December 31, 2018, 2017 and 2016 included $0.5 million related to deferred stock units granted to the members of the Company’s Board of Directors pursuant to the Company’s Amended and Restated 2010 Incentive Plan.

As of December 31, 2018, the Company’s outstanding equity awards for which compensation expense will be recognized in the future consist of time-based restricted stock units, performance stock units, and stock options granted under the Amended and Restated 2010 Incentive Plan. The Company expects to record an aggregate share-based compensation expense of $13.1 million, net of estimated forfeitures, over a weighted average period of 2.24 years subsequent to December 31, 2018, for all outstanding equity awards as of December 31, 2018.

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

The table below summarizes activities relating to restricted and deferred stock units issued and outstanding under the Amended and Restated 2010 Incentive Plan during 2018:

	Restricted and Deferred Stock Units (In thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value (1) (In thousands)
Unvested at December 31, 2017	614	$18.35
Granted	130	$55.27
Vested	(188)	$18.77
Forfeited	(27)	$24.53
Unvested at December 31, 2018	529	$26.98	1.59 years	$33,308
Expected to vest as of December 31, 2018	509	$26.31	1.59 years	$32,041

(1)

The aggregate intrinsic value is calculated based on the fair value of $63.00 per share of the Company’s common stock on December 31, 2018 due to the fact that the restricted stock units carry a $0 purchase price.

The total fair value of restricted stock units that vested in 2018 and deferred stock units that were granted and vested in 2018, based on the market price of the underlying stock on the day of vesting, was $10.5 million.

Performance Stock Units

The Company granted two types of performance-based stock awards to certain members of the executive management team: non-GAAP EPS performance-based restricted stock units (“EPS-PSUs”) and relative total shareholder return performance-based restricted

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

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

The table below summarizes activities relating to performance-based stock awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during 2018:

	Performance Stock Units (1) (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value (2) (in thousands)
Unvested at December 31, 2017	89	$24.00
Granted	48	$62.17
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2018	137	$37.28	1.14 years	$8,645
Expected to vest as of December 31, 2018	167	$33.21	1.14 years	$10,491

(1)

The unvested PSUs are shown in this table at target, except for the number of shares vested, which reflect the shares earned and number of shares expected to vest. As of December 31, 2018, the maximum number of PSUs available to be earned is approximately 274 thousand.

(2)

The aggregate intrinsic value is calculated based on the fair value of $63.00 per share of the Company’s common stock on December 31, 2018 due to the fact that the performance stock units carry a $0 purchase price.

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte-Carlo valuation model with the following assumptions:

Year Ended December 31, 2018
Grant-date stock price	$53.85
Expected volatility	30.35%
Risk-free interest rate	2.37%
Expected annual dividend yield	—
Weighted average fair value	$70.49

Stock Options

On March 30, 2016, the Company granted 193 thousand stock options to certain members of the executive management team to purchase common shares of the Company at a price equal to the closing market price of the Company’s common shares on the date of grant. The stock options vest ratably on the anniversary date of the grant date over a three-year period and expire on the tenth anniversary of the grant date. The fair value of stock options is estimated using the Black-Scholes valuation model. Key input

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

assumptions used to estimate the fair value of stock options include the expected option term, the expected volatility of the Company’s common stock over the expected term of the options, the risk-free interest rate, and the expected dividend yield. The Company recognizes the compensation expense of stock options on a straight-line basis in the consolidated statement of operations over the vesting period. No stock options were granted or exercised during 2018.

The following table shows stock options that were outstanding, exercisable and expected to vest as of December 31, 2018 and the related weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value:

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1) (In thousands)
Stock options outstanding	103	$14.13	7.25	$5,027
Stock options exercisable	69	$14.13	7.25	$3,351
Stock options expected to vest	34	$14.13	7.25	$1,676
(1)

The aggregate intrinsic value is calculated as the difference between the closing market price of $63.00 per share of the Company’s common stock on December 31, 2018 and the exercise price of the stock options.

14. Employee Benefit Plans

Defined Contribution Plans

The Company has defined contribution employee savings plans in the U.K., Japan, and the U.S. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Company matching contributions to the plans were $3.9 million, $3.1 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Defined Benefit Plans

The Company maintains a frozen defined benefit pension plan in the United Kingdom (the “U.K. Plan”). The U.K. Plan was closed to new membership in 1997 and stopped accruing additional pension benefits for existing members in 2003. Benefits under the U.K. Plan were based on the employees’ years of service and compensation as of the date the plan was frozen in 2003, adjusted for inflation. The Company continues to fund the plan in accordance with the pension regulations in the U.K. and based on periodic agreements with the trustees of the U.K. Plan.

The net periodic pension cost consisted of the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
Components of the net periodic pension cost:
Interest cost	$939	$991	$1,232
Expected return on plan assets	(1,717)	(1,665)	(1,566)
Amortization of actuarial losses	826	1,045	726
Net periodic pension cost	$48	$371	$392

The actuarial assumptions used to compute the net periodic pension cost for the years ended December 31, 2018, 2017 and 2016, respectively, were as follows:

	Year Ended December 31,
	2018	2017	2016
Weighted-average discount rate	2.4%	2.6%	3.8%
Weighted-average long-term rate of return on plan assets	4.8%	5.2%	5.3%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

The actuarial assumptions used to compute the benefit obligations as of December 31, 2018 and 2017, respectively, were as follows:

	December 31,
	2018	2017
Weighted-average discount rate	2.7%	2.4%
Rate of inflation	2.8%	2.9%

The discount rates used are derived from (AA) corporate bonds that have maturities approximating the terms of the pension obligations under the U.K. Plan. In estimating the expected return on plan assets, the Company considered the historical performance of the major asset classes held by the U.K. Plan and current forecasts of future rates of return for these asset classes.

The following table provides a reconciliation of benefit obligations and plan assets of the U.K. Plan (in thousands):

	December 31,
	2018	2017
Change in benefit obligation:
Projected benefit obligation at beginning of year	$40,329	$37,261
Interest cost	939	991
Actuarial (gains) losses	(1,718)	(27)
Benefits paid	(1,301)	(1,313)
Prior service cost (1)	754	—
Foreign currency exchange rate changes	(2,121)	3,417
Projected benefit obligation at end of year	$36,882	$40,329
Accumulated benefit obligation at end of year	$36,882	$40,329
Change in plan assets:
Fair value of plan assets at beginning of year	$36,476	$31,304
Actual return on plan assets	(1,083)	2,605
Employer contributions	941	887
Benefits paid	(1,301)	(1,313)
Foreign currency exchange rate changes	(1,909)	2,993
Fair value of plan assets at end of year	$33,124	$36,476
Funded status at end of year	$(3,758)	$(3,853)
Amounts included in accumulated other comprehensive loss not yet recognized in net periodic pension cost:
Net actuarial losses at beginning of year	$(10,493)	$(11,697)
Net actuarial gains (losses) during the year	(1,082)	967
Prior service cost arising during the year (1)	(754)	—
Amounts reclassified from accumulated other comprehensive income to income before income taxes	826	1,045
Foreign currency exchange rate changes	383	(808)
Net actuarial loss	$(11,120)	$(10,493)
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year consists of:
Net actuarial loss	$959	$957
Prior service cost	29	—
(1)

On October 26, 2018, the High Court of Justice in the U.K. ruled that the Guaranteed Minimum Pensions (“GMPs”) provided by pension schemes need to equalize lifetime GMP benefits between genders. In order to meet the requirements set out by the High Court, the Company recorded an estimate of $0.8 million additional benefit obligations based on the existing plan participants, the date the U.K. Plan was allowed to stop accruing additional benefits, the pension plan rules and the approach taken to equalize the benefits. The additional benefit obligation will

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

be amortized and recognized as part of net periodic pension cost in the consolidated statement of operations over the average remaining life expectancy of the plan participants.

The funded status of the U.K. Plan is included in other long term liabilities in the accompanying consolidated balance sheets.

The following table reflects the total expected benefit payments to plan participants and have been estimated based on the same assumptions used to measure the Company’s benefit obligations as of December 31, 2018 (in thousands):

Amount
2019	$859
2020	1,133
2021	1,197
2022	1,038
2023	1,137
2024-2026	8,370
Total	$13,734

In the U.K., funding valuations are conducted every three years in order to determine the future level of contributions. Based on the results of the most recent valuation, the Company’s annual contributions will be approximately $0.9 million in 2019 and will increase by 2.9% per year thereafter.

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

The following table summarizes the fair values of Plan assets by asset category as of December 31, 2018 (in thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Not Subject to Leveling
Mutual Funds:
Balanced (1)	$24,564	$—	$—	$—	$24,564
Fixed income (2)	8,451	—	—	—	8,451
Cash	109	109	—	—	—
Total	$33,124	$109	$—	$—	$33,015

(1)

This class comprises a diversified portfolio of global investments which seeks a balanced return between capital growth and fixed income and is allocated on a weighted average basis as follows: equities (42%), bonds (19%), other assets (38%) and cash (1%).

(2)	This class comprises a diversified portfolio of global investments which seeks fixed income growth and is allocated on a weighted average basis as follows: bonds (86%) and cash (14%).

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

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

(2)	This class comprises a diversified portfolio of global investments which seeks long-term capital growth and is allocated on a weighted average basis as follows: bonds (92%) and cash (8%).

15. Income Taxes

Components of the Company’s income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income (loss) before income taxes:
Canada	$(796)	$(2,036)	$(1,872)
U.S.	39,356	37,327	20,422
Other	22,742	40,843	13,972
Total	$61,302	$76,134	$32,522

Components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current
Canada	$75	$146	$43
U.S.	8,095	9,434	9,678
Other	8,113	6,807	2,564
	16,283	16,387	12,285
Deferred
Canada	—	—	—
U.S.	(2,272)	2,396	(2,378)
Other	(3,804)	(4,956)	612
	(6,076)	(2,560)	(1,766)
Total	$10,207	$13,827	$10,519

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

The Company is incorporated in Canada and therefore uses the Canadian statutory rate for income tax disclosure. The reconciliation of the statutory Canadian tax rate to the effective tax rate related to income before income taxes is as follows (in thousands, except percentage data):

	Year Ended December 31,
	2018	2017	2016
Statutory Canadian tax rate	29.00%	29.00%	28.50%
Expected income tax provision at Canadian statutory tax rate	$17,778	$22,079	$9,269
International tax rate differences	(4,474)	(2,038)	891
U.S. state income taxes, net	831	674	503
Withholding and other taxes	550	484	441
Permanent differences and other	1,015	1,582	84
Section 199 deduction	—	(1,148)	(1,063)
Foreign-derived intangible income	(1,628)	—	—
Tax credits	(1,250)	(984)	(1,095)
Statutory tax rate changes	(285)	2,823	(856)
Uncertain tax positions	190	(1,607)	(103)
Change in valuation allowance	(262)	(354)	1,202
Acquisition contingent consideration adjustments	833	149	762
Transaction costs	172	1,011	649
Provision to return differences	(385)	225	(93)
Benefit from share-based compensation	(931)	(837)	(72)
Gain on Laser Quantum acquisition	—	(6,586)	—
UK patent box	(1,947)	(1,646)	—
Reported income tax provision	$10,207	$13,827	$10,519
Effective tax rate	16.7%	18.2%	32.3%

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, providing a one-time transition tax on the repatriation of foreign earnings (the “Toll Charge”), creating a new limitation on deductible interest expense and modifying the limitation on officer compensation. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

As a result of the Tax Reform Act, the Company revalued its deferred tax assets and liabilities as of December 31, 2017 at the new 21% U.S. federal corporate income tax rate. Because of the ownership structure of the Company, the Company’s foreign entities outside the U.S. are not considered controlled foreign corporations of the U.S. company, as defined under U.S. tax principles, and accordingly, the accumulated earnings of these foreign subsidiaries are not subject to the one-time Toll Charge or global intangible low-taxed income (the “GILTI”) under the Tax Reform Act. In addition, the Company is not currently subject to the base erosion anti-abuse tax (the “BEAT”) as the Company’s revenue is below the threshold requirement under the Tax Reform Act.

During the year ended December 31, 2018, there were no changes made to the provisional amounts recognized in 2017 in connection with the enactment of the Tax Reform Act. The accounting for the income tax effects of the Tax Reform Act is completed as of December 31, 2018.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items and operating loss and tax credit carryforwards for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Losses	$9,385	$9,407
Compensation related deductions	4,780	3,687
Inventories	4,170	3,400
Tax credits	2,785	2,594
Unrealized currency gains/losses	—	183
Restructuring related liabilities	202	172
Warranty	35	768
Other	885	—
Total deferred tax assets	22,242	20,211
Valuation allowance on deferred tax assets	(12,884)	(12,811)
Net deferred tax assets	$9,358	$7,400
Deferred tax liabilities:
Depreciation	$(1,867)	$(1,353)
Amortization	(20,258)	(23,496)
Unrealized currency gains/losses	(373)	—
Other	—	(1,171)
Total deferred tax liabilities	$(22,498)	$(26,020)
Net deferred income tax assets (liabilities)	$(13,140)	$(18,620)

In determining its income tax provisions, the Company calculated deferred tax assets and liabilities for each separate jurisdiction. The Company then considered a number of factors, including positive and negative evidence related to the realization of its deferred tax assets, to determine whether a valuation allowance should be recognized with respect to its deferred tax assets.

In 2018, the Company recorded an additional $0.4 million valuation allowance associated with an increase in deferred tax assets in Canada. In 2018, the Company released valuation allowance of $0.3 million recorded on net operating losses and other timing items in certain tax jurisdictions. In 2017, the Company released valuation allowance of $0.4 million recorded on net operating losses and other timing items in certain tax jurisdictions.

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

As of December 31, 2018, the Company had net operating loss carryforwards of $3.7 million (tax effected) available to reduce future taxable income. Of this amount, approximately $0.7 million relates to the U.S. and expires through 2037; and $3.0 million relates to Canada and expires starting in 2033. In addition, the Company had capital loss carryforwards of $5.7 million, which had a full valuation allowance. Of this amount, $5.2 million and $0.5 million related to Canada and the U.K, respectively.

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

As of December 31, 2018, the Company had tax credit carryforwards of approximately $2.8 million available to reduce income taxes in future years. Approximately $0.9 million relates to the U.S. state tax credits, of which $0.8 million will expire through 2033 and $0.1 million can be carried forward indefinitely. The remaining $1.9 million tax credit carryforwards were related to Canada, of which $1.2 million expires through 2022 and $0.7 million can be carried forward indefinitely.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

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

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in nature. This amount becomes taxable upon a repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. The amount of undistributed earnings of foreign subsidiaries totaled $135.6 million as of December 31, 2018. However, these undistributed earnings are generally not subject to the repatriation taxes under the Tax Reform Act. The estimated unrecognized income tax and foreign withholding tax liability on this temporary difference is approximately $0.3 million.

As of December 31, 2018, the Company’s total amount of gross unrecognized tax benefits was $4.7 million, of which $3.6 million would favorably affect the effective tax rate if benefited. Over the next twelve months, the Company may need to record up to $0.5 million of previously unrecognized tax benefits due to statute of limitations closures. The Company believes there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows. Furthermore, the Company believes that it has adequately provided for all income tax uncertainties.

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

The reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2015	$5,490
Additions based on tax positions related to the current year	561
Additions for tax positions of prior years	88
Reductions to tax positions of prior years	(45)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(842)
Settlements with tax authorities	(290)
Balance at December 31, 2016	4,962
Additions based on tax positions related to the current year	991
Additions for tax positions of prior years	496
Reductions to tax positions of prior years	(28)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(1,577)
Settlements with tax authorities	(755)
Balance at December 31, 2017	4,089
Additions based on tax positions related to the current year	394
Additions for tax positions of prior years	655
Reductions to tax positions of prior years	(69)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(239)
Settlements with tax authorities	(105)
Balance at December 31, 2018	$4,725

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018 and 2017, the Company had approximately $0.5 million and $0.4 million, respectively, of accrued interest and penalties related to uncertain tax positions. During the years ended December 31, 2018 and 2017, the Company recognized less than $0.1 million of expense for an increase in interest and penalties related to uncertain tax positions.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

The Company files income tax returns in Canada, the U.S., and various foreign jurisdictions. Generally, the Company is no longer subject to U.S. or foreign income tax examinations, including transfer pricing tax audits, by tax authorities for the years before 2009.

The Company’s income tax returns may be reviewed by tax authorities in the following countries for the following periods under the appropriate statute of limitations:

United States	2015 - Present
Canada	2015 - Present
United Kingdom	2017 - Present
Germany	2014 - Present
The Netherlands	2012 - Present
China	2009 - Present
Japan	2013 - Present

16. Restructuring, Acquisition and Divestiture Related Costs

The following table summarizes restructuring, acquisition and divestiture related costs recorded in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
2019 restructuring	$378	$—	$—
2018 restructuring	1,647	—	—
2016 restructuring	—	332	3,049
2011 restructuring	—	14	(79)
Total restructuring and divestiture related charges	$2,025	$346	$2,970
Acquisition and related charges	6,016	7,196	4,975
Total restructuring, acquisition and divestiture related costs	$8,041	$7,542	$7,945

2019 Restructuring

During the fourth quarter of 2018, the Company implemented a restructuring plan intended to realign operations, reduce costs, achieve operational efficiencies and focus resources on growth initiatives. In 2018, the Company recorded $0.4 million in severance and related costs in connection with the 2019 restructuring plan. These costs were primarily reported in the Vision reportable segment. The Company anticipates completing the 2019 restructuring program in 2019 and expects to incur restructuring charges of $2.0 million to $3.5 million related to the 2019 restructuring program in the next twelve months.

2018 Restructuring

During the second quarter of 2018, the Company initiated a program to integrate manufacturing operations as a result of recent acquisition activities. In 2018, the Company recorded $1.6 million in severance and related costs in connection with the 2018 restructuring plan. The Company anticipates completing the 2018 restructuring program during the third quarter of 2019.

The following table summarizes restructuring costs incurred to date and the Company’s expected cumulative costs associated with the 2018 restructuring program (in thousands):

	Year Ended	Expected Cumulative Costs
	December 31, 2018	December 31, 2018
Photonics	$—	$—
Vision	1,579	$2,300 - $2,600
Precision Motion	—	—
Unallocated Corporate and Shared Services	68	$100
Total	$1,647	$$2,400 - $2,700

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

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

The following table summarizes restructuring costs associated with the 2016 restructuring program for each segment and unallocated corporate costs (in thousands):

	Year Ended		Cumulative Costs as of
	December 31, 2017	December 31, 2016	December 31, 2017
Photonics	$—	$813	$868
Vision	331	1,862	4,393
Precision Motion	—	106	939
Unallocated Corporate and Shared Services	1	268	329
Total	$332	$3,049	$6,529

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

The following table summarizes restructuring costs for each segment and unallocated corporate costs related to the 2011 restructuring plan (in thousands):

			Cumulative
	Year Ended December 31,		Costs as of
	2017	2016	December 31, 2017
Photonics	$—	$(188)	$1,751
Vision	—	—	48
Precision Motion	—	—	122
Unallocated Corporate and Shared Services	14	109	3,276
Total	$14	$(79)	$5,197

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring charges recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Other (a)
Balance at December 31, 2016	$1,736	$611	$1,111	$14
Restructuring charges	346	185	146	15
Cash payments	(1,212)	(692)	(503)	(17)
Non-cash write-offs and other adjustments	(64)	(65)	9	(8)
Balance at December 31, 2017	806	39	763	4
Restructuring charges	2,025	1,862	—	163
Cash payments	(1,490)	(962)	(373)	(155)
Non-cash write-offs and other adjustments	(65)	(63)	(2)	—
Balance at December 31, 2018	$1,276	$876	$388	$12

(a)	Other restructuring charges mainly related to consulting fees and relocation costs.

The Company expects to make $1.1 million in cash payments during the twelve months ending December 31, 2019.

Acquisition and Divestiture Related Charges

Acquisition related costs incurred to effect business combinations, primarily including finders’ fees, legal, valuation and other professional or consulting fees, totaled $1.4 million, $6.8 million, and $2.5 million during 2018, 2017, and 2016, respectively. Acquisition related costs recognized under earn-out agreements in connection with acquisitions totaled $4.6 million, $0.4 million, and $2.5 million during 2018, 2017, and 2016, respectively. The majority of acquisition related costs for 2018 were included in the Company’s Precision Motion reportable segment.

17. Commitments and Contingencies

Operating Leases

The Company leases certain equipment and facilities under operating lease agreements. Most of these lease agreements expire between 2019 and 2031. In the U.K., where longer lease terms are more common, the Company has a land lease that extends through 2078. During 2018, 2017 and 2016, the Company recorded lease expense of $7.4 million, $5.5 million and $4.2 million, respectively. In addition to the base rent, the Company is generally required to pay insurance, real estate taxes and maintenance costs which are recorded in lease expense.

Capital Leases

Gross assets under capital lease as of December 31, 2018 and 2017, respectively, are summarized as follows (in thousands):

	2018	2017
Land, buildings and improvements	$9,133	$9,133
Machinery and equipment	4,404	4,429
Total gross assets under capital lease	$13,537	$13,562

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

Future Lease Payments

Future minimum lease payments under operating and capital leases expiring subsequent to December 31, 2018, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ended December 31,	Operating Lease	Capital Lease(1)
2019	$7,797	$990
2020	6,263	980
2021	5,757	907
2022	5,264	907
2023	4,719	930
Thereafter	26,149	5,394
Total minimum lease payments	$55,949	$10,108
(1)	Capital lease payments include interest payments of $2.3 million.

Purchase Commitments

As of December 31, 2018, the Company had purchase commitments primarily for inventory purchases of $99.0 million. These purchase commitments are expected to be incurred as follows: $93.9 million in 2019 and $5.1 million in 2020.

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

AS OF DECEMBER 31, 2018

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

There was no significant concentration of credit risk related to the Company’s position in trade accounts receivable as no individual customer represented 10% or more of the Company’s outstanding accounts receivable at December 31, 2018 and 2017. Credit risk with respect to trade accounts receivables is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion.

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

18. Related Party Transactions

Certain members of the Company’s board of directors currently serve on the board of directors or as an advisor of companies that are customers of the Company. All contracts with related parties are executed at arm’s length in the ordinary course of business. The aggregate revenue from these customers was $40.0 million in 2018. There was $0.6 million in accounts receivable due from these customers as of December 31, 2018. There were no material transactions with related parties in 2017 or 2016.

19. Segment Information

Reportable Segments

The Company’s Chief Operating Decision Maker (“CODM”) utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company. The Company evaluates the performance of, and allocates resources to, its segments based on revenue, gross profit and operating profit. The Company’s reportable segments have been identified based on commonality and adjacency of technologies, applications and customers amongst the Company’s individual product lines. The Company determined that disclosing revenue by specific product was impracticable due to the highly customized and extensive portfolio of technologies offered to customers.

Based upon the information provided to the CODM, the Company has determined it operates in three reportable segments: Photonics, Vision, and Precision Motion. The reportable segments and their principal activities consist of the following:

Photonics

The Photonics segment designs, manufactures and markets photonics-based solutions, including laser scanning, laser beam delivery, CO2 laser, continuous wave and ultrafast laser, and optical light engine products to customers worldwide. The segment serves highly demanding photonics-based applications for advanced industrial processes, metrology, medical and life science imaging, DNA sequencing, and medical laser procedures. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Vision

The Vision segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators, pumps and related disposables; visualization solutions; wireless imaging and operating room integration technologies; optical data

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

collection and machine vision technologies; radio frequency identification (“RFID”) technologies; thermal chart recorders; spectrometry technologies, and embedded touch screen solutions. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Precision Motion

The Precision Motion segment designs, manufactures and markets optical and inductive encoders, precision motor and motion control sub-assemblies, air bearings, air bearing spindles and precision machined components to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Reportable Segment Financial Information

Revenue, gross profit, operating income (loss), depreciation and amortization expenses, accounts receivable and inventories by reportable segments are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue
Photonics	$249,339	$232,359	$174,158
Vision	232,902	183,074	122,250
Precision Motion	132,096	105,857	88,350
Total	$614,337	$521,290	$384,758

	Year Ended December 31,
	2018	2017	2016
Gross Profit
Photonics	$117,109	$106,117	$76,696
Vision	87,198	69,249	47,181
Precision Motion	59,477	46,564	40,044
Unallocated Corporate and Shared Services	(2,256)	(1,399)	(1,469)
Total	$261,528	$220,531	$162,452

	Year Ended December 31,
	2018	2017	2016
Operating Income (Loss)
Photonics	$59,285	$51,660	$35,217
Vision	8,991	7,883	(1,277)
Precision Motion	31,674	27,146	21,101
Unallocated Corporate and Shared Services	(28,937)	(29,123)	(22,086)
Total	$71,013	$57,566	$32,955

	Year Ended December 31,
	2018	2017	2016
Depreciation and Amortization Expenses
Photonics	$12,042	$13,806	$6,738
Vision	20,657	13,590	10,402
Precision Motion	3,627	2,308	2,439
Unallocated Corporate and Shared Services	726	1,054	1,394
Total	$37,052	$30,758	$20,973

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

	December 31,
	2018	2017
Accounts Receivable
Photonics	$31,536	$33,490
Vision	34,414	36,089
Precision Motion	18,005	11,903
Total accounts receivable	$83,955	$81,482
Inventories
Photonics	41,623	44,451
Vision	42,498	33,836
Precision Motion	20,643	12,991
Total inventories	$104,764	$91,278
Total segment assets	$188,719	$172,760

	December 31,
	2018	2017
Total Assets
Total segment assets	$188,719	$172,760
Cash and cash equivalents	82,043	100,057
Prepaid income taxes and income taxes receivable	1,852	4,387
Prepaid expenses and other current assets	9,155	10,675
Property, plant and equipment, net	65,464	61,718
Deferred tax assets	9,492	7,052
Other assets	2,269	4,018
Intangible assets, net	142,920	155,048
Goodwill	217,662	210,988
Total	$719,576	$726,703

Geographic Information

The Company aggregates geographic revenue based on the customer location where products are shipped. Revenue from these customers is as follows (in thousands, except percentage data):

	Year Ended December 31,
	2018		2017		2016
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$242,243	39.4%	$220,583	42.3%	$154,756	40.2%
Germany	88,027	14.3	68,003	13.0	55,940	14.5
Rest of Europe	105,608	17.2	81,001	15.5	51,705	13.4
China	66,414	10.8	56,128	10.8	44,225	11.5
Rest of Asia-Pacific	104,300	17.0	84,727	16.3	60,104	15.6
Other	7,745	1.3	10,848	2.1	18,028	4.8
Total	$614,337	100.0%	$521,290	100.0%	$384,758	100.0%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2018

Long-lived assets consist of property, plant and equipment, net, and are aggregated based on the location of the assets. A summary of these long-lived assets is as follows (in thousands):

	December 31,
	2018	2017
United States	$32,029	$29,920
Europe	31,696	30,621
China	1,636	1,127
Rest of Asia-Pacific	103	50
Total	$65,464	$61,718

Revenue by End Market

The Company primarily operates in two end markets: the advanced industrial market and the medical market. Revenue by end market was approximately as follows:

	Year Ended December 31,
	2018	2017	2016
Advanced Industrial	50%	50%	60%
Medical	50%	50%	40%
Total	100%	100%	100%

The majority of revenue from the Photonics and Precision Motion segments is generated from sales to customers in the advanced industrial market. The majority of revenue from the Vision segment is generated from sales to customers in the medical market.

Significant Customers

No customer accounted for greater than 10% of the Company’s revenue during the years ended December 31, 2018, 2017 or 2016.

Supplementary Information

(Unaudited)

The Company’s interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

The following tables reflect the Company’s unaudited condensed consolidated statements of operations (in thousands except per share data):

	Three Months Ended
	December 31,	September 28,	June 29,	March 30,
	2018	2018	2018	2018
Revenue	$156,178	$160,794	$150,400	$146,965
Cost of revenue	91,672	91,160	85,171	84,806
Gross profit	64,506	69,634	65,229	62,159
Operating expenses:
Research and development and engineering	13,280	13,204	12,551	11,989
Selling, general and administrative	28,302	29,147	29,231	29,220
Amortization of purchased intangible assets	4,012	3,947	3,893	3,698
Restructuring, acquisition and divestiture related costs	3,236	2,341	2,439	25
Total operating expenses	48,830	48,639	48,114	44,932
Operating income	15,676	20,995	17,115	17,227
Interest income (expense), foreign exchange transaction gains (losses) and other income (expense), net	(2,101)	(2,374)	(2,430)	(2,806)
Income before income taxes	13,575	18,621	14,685	14,421
Income tax provision	1,931	3,632	3,060	1,584
Consolidated net income	11,644	14,989	11,625	12,837
Less: Net income attributable to noncontrolling interest	—	(435)	(625)	(926)
Net income attributable to Novanta Inc.	$11,644	$14,554	$11,000	$11,911
Earnings per common share attributable to Novanta Inc.
Basic	$0.33	$0.61	$0.32	$0.19
Diluted	$0.33	$0.60	$0.32	$0.18

	Three Months Ended
	December 31,	September 29,	June 30,	March 31,
	2017	2017	2017	2017
Revenue	$146,918	$146,296	$119,102	$108,974
Cost of revenue	84,677	87,589	65,613	62,880
Gross profit	62,241	58,707	53,489	46,094
Operating expenses:
Research and development and engineering	11,795	11,659	9,004	9,215
Selling, general and administrative	27,380	27,590	23,810	22,874
Amortization of purchased intangible assets	2,683	3,217	3,347	2,849
Restructuring, acquisition and divestiture related costs	1,310	3,834	1,581	817
Total operating expenses	43,168	46,300	37,742	35,755
Operating income	19,073	12,407	15,747	10,339
Interest income (expense), foreign exchange transaction gains (losses), other income (expense), net and gain on acquisition of business	(2,503)	(2,910)	(1,068)	25,049
Income before income taxes	16,570	9,497	14,679	35,388
Income tax provision	6,893	1,131	4,689	1,114
Consolidated net income	9,677	8,366	9,990	34,274
Less: Net income attributable to noncontrolling interest	(812)	(834)	(588)	(22)
Net income attributable to Novanta Inc.	$8,865	$7,532	$9,402	$34,252
Earnings (loss) per common share attributable to Novanta Inc.
Basic	$(0.00)	$(0.00)	$0.16	$0.99
Diluted	$(0.00)	$(0.00)	$0.16	$0.98

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

Evaluation of Disclosure Controls and Procedures as of December 31, 2018

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, we completed the process of incorporating the internal controls for W.O.M. World of Medicine GmbH (“WOM”) and Laser Quantum Limited (“Laser Quantum”) into our internal control over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include WOM and Laser Quantum.

Except as otherwise described above, there has been no change to our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making their assessment, our management utilized the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on our evaluation under the framework in Internal Control—Integrated Framework, issued by COSO in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is contained in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All of the Company’s directors, officers and employees must act in accordance with the Code of Ethics and Business Conduct, which has been adopted by the Company’s Board of Directors. A copy of the Code of Ethics and Business Conduct is available on the Company’s website at https://www.novanta.com in the “About Us” section. (This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing). The Company will provide to any person without charge, upon request, a copy of the Code of Ethics and Business Conduct. Such a request should be made in writing and addressed to Novanta Inc., Attention: Investor Relations, 125 Middlesex Turnpike, Bedford, MA 01730, United States. The Company intends to satisfy the disclosure requirement under Nasdaq rules regarding waivers or under Item 5.05 of Form 8-K regarding disclosure of an amendment to, or waiver from, a provision of this Code of Ethics and Business Conduct with respect to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the Company’s website at https://www.novanta.com in the “About Us” section, unless a Form 8-K is otherwise required by law or applicable listing rules.

The remainder of the response to this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 9, 2019 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 9, 2019 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 9, 2019 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 9, 2019 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 9, 2019 and is incorporated herein by reference.

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

3. List of Exhibits

See the Company’s SEC filings on Edgar at: https://www.sec.gov/ for all Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Securities Purchase Agreement dated January 15, 2013, between NDSSI Holdings, LLC, NDS Surgical Imaging, Inc., GSI Group Inc. and GSI Group Limited UK.	8-K	001-35083	2.1	1/15/2013

2.2	Equity Purchase Agreement dated February 18, 2014, between JADAK, LLC, JADAK Technologies, Inc., Advanced Data Capture Corporation, GSI Group Inc. and GSI Group Corporation.	8-K	001-35083	10.1	2/18/2014

2.3	Asset and Equity Purchase Agreement, dated June 24, 2014, by and among GSI Group Inc., Excel Technology, Inc., Continuum Electro-Optics, Inc., GSI Europe GmbH, GSI Group France S.A.S., GSI Group Japan Corporation and Amplitude Laser, Inc. and Amplitude Technologies, S.A. (The registrant hereby agrees to furnish a copy of any omitted schedule to the Commission upon request.)	8-K	001-35083	2.1	7/21/2014

2.4	Purchase Agreement, dated April 15, 2015, by and among GSI Group Limited, GSI Group Corporation, GSI Group Europe GmbH, GSI Group Japan Corporation, GSI Group Precision Technologies (Suzhou) Co., LTD., GSI Group Inc., JKL Newco Limited, and SPI Lasers UK Limited, SPI Lasers LLC, SPI Lasers (Shanghai) Co., Ltd. and Trumpf Corporation. (The registrant hereby agrees to furnish a copy of any omitted schedule to the Commission upon request.)	8-K	001-35083	10.1	4/20/2015

2.5	Agreement on the Sale and Transfer of all Shares in W.O.M. World of Medicine GmbH, dated June 6, 2017, between Novanta Europe GmbH, Novanta Inc., and Aton GmbH.	8-K	001-35083	2.1	6/9/2017

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999.	S-3	333-202597	3.1	3/9/2015

3.2	By-Laws of the Registrant, as amended.	10Q	000-25705	3.2	4/13/2010

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010.	8-K	000-25705	3.1	7/23/2010

3.4	Articles of Amendment of the Registrant, dated December 29, 2010.	S-3	333-202597	3.2	3/9/2015

3.5	Articles of Amendment of the Registrant, dated May 11, 2016.	8-K	001-35083	10.1	5/12/2016

4.1	Specimen Stock Certificate	10-K	001-35083	4.1	2/28/2018

4.2	Form of Indenture, between the Registrant and Wilmington Trust, National Association.	S-3	333-202597	4.3	3/9/2015

10.1†	Employment Agreement, dated as of November 16, 2010, between GSI Group Inc. and John Roush.	8-K	000-25705	10.1	11/17/2010

10.2†	Form of Deferred Stock Unit Award Agreement.	10-K	001-35083	10.59	3/30/2011

10.3†	Restricted Stock Unit Inducement Award Grant Notice.	S-8	333-194557	99.1	3/14/2014

10.4†	Form of Stock Option Grant Notice and Stock Option Agreement.	10-Q	001-35083	10.2	8/2/2016

10.5†	Form of U.S. Restricted Stock Unit Award Agreement.	10-Q	001-35083	10.2	5/16/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.6†	Offer Letter, dated June 8, 2011, between GSI Group Inc. and Peter Chang.	10-Q	001-35083	10.1	11/10/2011

10.7	Amended and Restated Lease, dated May 1, 2012, by and between GSI Group Inc. and 125 Middlesex Turnpike, LLC.	8-K	001-35083	10.1	5/4/2012

10.8†	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement.	10-Q	001-35083	10.3	8/2/2016

10.9†	Severance Agreement, dated as of August 15, 2012, between GSI Group Inc. and Peter Chang.	10-Q	001-35083	10.7	11/7/2012

10.10

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

		8-K	001-35083	10.1	5/20/2016

10.11	Lease Agreement, dated November 22, 2013, by and between Continuum Electro-Optics, Inc., GSI Group Corporation and Legacy Partners I San Jose, LLC.	8-K	001-35083	10.1	12/2/2013

10.12	Lease Agreement, dated as of May 31, 2013, by and between JADAK, LLC and Hancock Part Development, LLC.	10-Q	001-35083	10.3	5/6/2014

10.13†	Amended and Restated Employment Agreement, dated April 21, 2017, between Novanta Inc. and Matthijs Glastra.	8-K	001-35083	10.1	4/24/2017

10.14†	Amended and Restated Employment Agreement, dated April 21, 2017, between Novanta Inc. and Robert Buckley.	8-K	001-35083	10.2	4/24/2017

10.15†	Employment Agreement, dated April 21, 2017, between Novanta Inc. and Brian Young.	8-K	001-35083	10.3	4/24/2017

10.16†	Form of New Restricted Stock Unit Award Agreement.	10-Q	001-35083	10.1	5/8/2017

10.17†	Form of New Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement.	10-Q	001-35083	10.2	5/8/2017

10.18	Third Amendment, dated August 1, 2017, to Second Amended and Restated Credit Agreement (dated as of May 19, 2016) by and among Novanta Inc., Novanta Corporation, Novanta UK Investments Holding Limited, Novanta Europe GmbH, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.	8-K	001-35083	10.1	8/3/2017

10.19†	Form of Indemnification Agreement, by and between Novanta Inc. and certain officers and directors.	10-Q	001-35083	10.2	11/1/2017

10.20†	Form of Indemnification Agreement, by and between Novanta Corporation and certain officers and directors.	10-Q	001-35083	10.3	11/1/2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.21	Fourth Amendment, dated February 26, 2018, to Second Amended and Restated Credit Agreement (dated as of May 19, 2016) by and among Novanta Inc., Novanta Corporation, Novanta UK Investments Holding Limited, Novanta Europe GmbH, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.	10-K	001-35083	10.23	2/28/2018

10.22	First Amendment, dated May 7, 2018, to Amended and Restated Lease (dated as of May 1, 2012) by and between Novanta Corporation and 125 Middlesex Turnpike, LLC.	10-Q	001-35083	10.2	5/8/2018

10.23†	Novanta Inc. Non-Employee Director Compensation Policy.	10-Q	001-35083	10.1	11/6/2018

10.24†	Form of Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.	10-Q	001-35083	10.2	11/6/2018

21.1	Subsidiaries of the Registrant.					*

23.1	Consent of Independent Registered Public Accounting Firm.					*

31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Schema Document.					*

101.CAL	XBRL Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Labels Linkbase Document.					*

101.PRE	XBRL Presentation Linkbase Document.					*

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.
*	Filed herewith
**	Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, and (vi) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novanta Inc.

By:	/s/ Matthijs Glastra
Matthijs Glastra
Chief Executive Officer

Date: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	February 27, 2019
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	February 27, 2019
Robert J. Buckley

/s/ Peter L. Chang	Chief Accounting Officer and Corporate	February 27, 2019
Peter L. Chang	Controller

/s/ Stephen W. Bershad	Chairman of the Board of Directors	February 27, 2019
Stephen W. Bershad

/s/ Brian D. King	Director	February 27, 2019
Brian D. King

/s/ Ira J. Lamel	Director	February 27, 2019
Ira J. Lamel

/s/ Dominic A. Romeo	Director	February 27, 2019
Dominic A. Romeo

/s/ Thomas N. Secor	Director	February 27, 2019
Thomas N. Secor

/s/ Lonny J. Carpenter	Director	February 27, 2019
Lonny J. Carpenter