Form 10-Q
period 2019-03-29
NOVANTA INC
filed 2019-05-07
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2019

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

Registrant’s Telephone Number, Including Area Code: (781) 266-5700

N/A

(Former name, former address, and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	NOVT	The Nasdaq Global Select Market

As of May 3, 2019, there were 34,994,476 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	March 29,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$74,074	$82,043
Accounts receivable, net of allowance of $272 and $321, respectively	89,437	83,955
Inventories	106,784	104,764
Prepaid income taxes and income taxes receivable	4,269	1,852
Prepaid expenses and other current assets	11,996	9,155
Total current assets	286,560	281,769
Property, plant and equipment, net	64,754	65,464
Operating lease assets	35,374	—
Deferred tax assets	9,544	9,492
Other assets	2,174	2,269
Intangible assets, net	136,629	142,920
Goodwill	217,625	217,662
Total assets	$752,660	$719,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$2,240	$4,535
Accounts payable	50,554	50,733
Income taxes payable	1,923	2,633
Current portion of operating lease liabilities	5,198	—
Accrued expenses and other current liabilities	41,174	46,295
Total current liabilities	101,089	104,196
Long-term debt	198,203	202,843
Operating lease liabilities	31,808	—
Deferred tax liabilities	22,534	22,632
Income taxes payable	4,647	4,463
Other liabilities	14,678	17,187
Total liabilities	372,959	351,321
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,998 and 34,886, respectively	423,856	423,856
Additional paid-in capital	42,855	46,018
Accumulated deficit	(66,839)	(79,092)
Accumulated other comprehensive loss	(20,171)	(22,527)
Total stockholders' equity	379,701	368,255
Total liabilities and stockholders’ equity	$752,660	$719,576

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2019	2018
Revenue	$157,186	$146,965
Cost of revenue	90,897	84,806
Gross profit	66,289	62,159
Operating expenses:
Research and development and engineering	13,997	11,989
Selling, general and administrative	31,847	29,220
Amortization of purchased intangible assets	3,998	3,698
Restructuring and acquisition related costs	2,054	25
Total operating expenses	51,896	44,932
Operating income	14,393	17,227
Interest income (expense), net	(2,044)	(2,358)
Foreign exchange transaction gains (losses), net	41	(407)
Other income (expense), net	(68)	(41)
Income before income taxes	12,322	14,421
Income tax provision	69	1,584
Consolidated net income	12,253	12,837
Less: Net income attributable to noncontrolling interest	—	(926)
Net income attributable to Novanta Inc.	$12,253	$11,911

Earnings per common share attributable to Novanta Inc. (Note 4):
Basic	$0.35	$0.19
Diluted	$0.35	$0.18

Weighted average common shares outstanding—basic	34,958	34,887
Weighted average common shares outstanding—diluted	35,474	35,428

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2019	2018
Consolidated net income	$12,253	$12,837
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	2,339	3,671
Pension liability adjustments, net of tax (2)	17	(116)
Total other comprehensive income	2,356	3,555
Total consolidated comprehensive income	14,609	16,392
Less: Comprehensive income attributable to noncontrolling interest	—	(926)
Comprehensive income attributable to Novanta Inc.	$14,609	$15,466

(1)	The tax effect on this component of comprehensive income was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income was nominal for all periods presented. See Note 3 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Novanta Inc. Stockholders
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	# of Shares	Amount	Capital	Income (Loss)	Deficit	Total
	Three Months Ended March 29, 2019
Balance at December 31, 2018	34,886	$423,856	$46,018	$(22,527)	$(79,092)	$368,255
Net income	—	—	—	—	12,253	12,253
Common stock issued under stock plans	186	—	—	—	—	—
Shares withheld for taxes on vested stock awards	(74)	—	(5,890)	—	—	(5,890)
Share-based compensation	—	—	2,727	—	—	2,727
Other comprehensive income, net of tax	—	—	—	2,356	—	2,356
Balance at March 29, 2019	34,998	$423,856	$42,855	$(20,171)	$(66,839)	$379,701

	Three Months Ended March 30, 2018
Balance at December 31, 2017	34,595	$423,856	$33,309	$(17,880)	$(127,740)	$311,545
Net income	—	—	—	—	11,911	11,911
Redeemable noncontrolling interest redemption value adjustment	—	—	—	—	(5,399)	(5,399)
Common stock issued under stock plans	141	—	—	—	—	—
Shares withheld for taxes on vested stock awards	(51)	—	(2,804)	—	—	(2,804)
Share-based compensation	—	—	2,044	—	—	2,044
Adoption of ASU 2016-16	—	—	—	—	(2,242)	(2,242)
Other comprehensive loss, net of tax	—	—	—	3,555	—	3,555
Balance at March 30, 2018	34,685	$423,856	$32,549	$(14,325)	$(123,470)	$318,610

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2019	2018
Cash flows from operating activities:
Consolidated net income	$12,253	$12,837
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	9,074	9,067
Provision for inventory excess and obsolescence	491	810
Share-based compensation	2,727	2,044
Deferred income taxes	(24)	235
Other	29	94
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(5,403)	5,421
Inventories	(2,571)	(7,423)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(5,174)	3,918
Accounts payable, income taxes payable, accrued expenses and other current liabilities	(6,526)	(6,357)
Other non-current assets and liabilities	581	(237)
Cash provided by operating activities	5,457	20,409
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,429)	(2,933)
Other investing activities	24	52
Cash used in investing activities	(2,405)	(2,881)
Cash flows from financing activities:
Repayments of term loan and revolving credit facility	(4,600)	(5,300)
Payments of withholding taxes from stock-based awards	(5,890)	(2,804)
Finance lease payments	(140)	(142)
Acquisition of noncontrolling interest	—	(74)
Cash used in financing activities	(10,630)	(8,320)
Effect of exchange rates on cash and cash equivalents	(391)	1,862
Increase (decrease) in cash and cash equivalents	(7,969)	11,070
Cash and cash equivalents, beginning of the period	82,043	100,057
Cash and cash equivalents, end of the period	$74,074	$111,127
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,894	$2,142
Cash paid for income taxes	$3,262	$3,896
Income tax refunds received	$262	$507

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 29, 2019

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The interim consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, these interim consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

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

AS OF MARCH 29, 2019

(Unaudited)

Recent Accounting Pronouncements

The following table provides a brief description of recent Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”

ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 should be applied either retrospectively or prospectively.

		January 1, 2020. Early adoption is permitted.	The Company adopted ASU 2018-15 on a prospective basis during the first quarter of 2019. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”

ASU 2018-02 allows an entity to reclassify the income tax effects of the Tax Reform Act on items within accumulated other comprehensive income to retained earnings. ASU 2018-02 shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effects of the change in the U.S. federal corporate income tax rate under the Tax Reform Act is recognized.

		January 1, 2019.	The Company adopted ASU 2018-02 during the first quarter of 2019. The adoption of ASU 2018-02 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”

ASU 2016-02 requires a lessee to recognize on the balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases and to disclose key information about leasing arrangements.

January 1, 2019.

The Company adopted ASU 2016-02 during the first quarter of 2019 using the modified retrospective approach. In addition, the Company elected the package of practical expedients permitted under the transition guidance. The adoption of ASU 2016-02 resulted in the recording of additional net operating lease right-of-use (“ROU”) assets and operating lease liabilities of approximately $35.3 million and $36.5 million, respectively, as of January 1, 2019. The adoption of ASU 2016-02 did not have an impact on the Company’s Accumulated deficit, consolidated statement of operations, or consolidated statement of cash flows.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 29, 2019

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 29, 2019

(Unaudited)

when the Company expects to recognize revenue. As of March 29, 2019 and December 31, 2018, contract liabilities were $3.7 million and $4.7 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The decrease in the contract liability balance during the three months ended March 29, 2019 is primarily due to $1.9 million of revenue recognized during the period that was included in the contract liability balance at December 31, 2018, partially offset by cash payments received in advance of satisfying performance obligations.

Disaggregated Revenue

See Note 16 for the Company’s disaggregation of revenue by segment, geography and end market.

3. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) was as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Income (Loss)	Adjustments	Adjustments
Balance at December 31, 2018	$(22,527)	$(12,485)	$(10,042)
Other comprehensive income (loss)	2,105	2,339	(234)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	251	—	251
Balance at March 29, 2019	$(20,171)	$(10,146)	$(10,025)

(1)	The amounts reclassified from other comprehensive income (loss) were included in other income (expense) in the consolidated statements of operations.

4. Earnings per Common Share

Basic earnings per common share is computed by dividing net income attributable to Novanta Inc., after redeemable noncontrolling interest redemption value adjustment, by the weighted average number of common shares outstanding during the period. The Company recognized changes in the redeemable noncontrolling interest redemption value by adjusting the carrying amount of the redeemable noncontrolling interest as of the end of the applicable period to the higher of: (i) the estimated redemption value assuming the end of the period was also the redemption date or (ii) the carrying value without any redemption value adjustments. Such adjustments were recorded in retained earnings in stockholders’ equity instead of net income attributable to Novanta Inc. For both basic and diluted earnings per common share, such redemption value adjustments were included in the calculation of the numerator. For diluted earnings per common share, the denominator also includes the dilutive effect of outstanding restricted stock units, stock options, 2017 non-GAAP EPS performance-based restricted stock units and total shareholder return performance-based restricted stock units determined using the treasury stock method. Dilutive effects of attainment-based contingently issuable shares granted to the former Laser Quantum noncontrolling interest shareholders, as well as 2018 and 2019 non-GAAP EPS performance-based restricted stock units will be included in the weighted average dilutive share calculation when the performance targets have been achieved. The dilutive effects of market-based contingently issuable shares are included in the weighted average dilutive share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 29, 2019

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended
	March 29,	March 30,
	2019 (1)	2018 (2)
Numerators:
Consolidated net income	$12,253	$12,837
Less: Net income attributable to noncontrolling interest	—	(926)
Net income attributable to Novanta Inc.	12,253	11,911
Redeemable noncontrolling interest redemption value adjustment	—	(5,399)
Net income attributable to Novanta Inc. after adjustment for redeemable noncontrolling interest redemption value	$12,253	$6,512

Denominators:
Weighted average common shares outstanding— basic	34,958	34,887
Dilutive potential common shares	516	541
Weighted average common shares outstanding— diluted	35,474	35,428
Antidilutive common shares excluded from above	58	12

Earnings per Common Share Attributable to Novanta Inc.:
Basic	$0.35	$0.19
Diluted	$0.35	$0.18

(1)

45,252 non-GAAP EPS performance restricted stock units granted to certain members of the executive management team and 213,219 shares of restricted stock issued to Laser Quantum former non-controlling interest holders are considered contingently issuable shares and are excluded from the calculation of the denominator as the contingent conditions had not been met as of March 29, 2019.

(2)

53,968 non-GAAP EPS performance restricted stock units granted to certain members of the executive management team were considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of March 30, 2018.

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

AS OF MARCH 29, 2019

(Unaudited)

Company uses foreign currency forward contracts as a part of its strategy to manage exposures related to foreign currency denominated monetary assets and liabilities.

Contingent Consideration

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the former owners are eligible to receive contingent consideration based on the achievement of certain revenue targets from 2018 to 2021 by the Company from products using such technologies. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If such targets are achieved, the contingent consideration would be payable in cash in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. Subsequent changes in the estimated fair value of this contingent liability are recorded as adjustments to the carrying value of the asset acquired and amortized over the remaining useful life of the underlying asset. There were no changes to the fair value of the contingent consideration during the three months ended March 29, 2019.

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 29, 2019 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$3,252	$3,252	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	296	—	296	—
	$3,548	$3,252	$296	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent consideration - Current	$1,248	$—	$—	$1,248
Foreign currency forward contracts	6	—	6	—
Other liabilities:
Contingent consideration - Long-term	2,128	—	—	2,128
	$3,382	$—	$6	$3,376

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 29, 2019

(Unaudited)

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

As of March 29, 2019, the significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration were projected revenues and a discount rate. Increases or decreases in the unobservable inputs would result in a higher or lower fair value measurement.

See Note 9 to Consolidated Financial Statements for a discussion of the estimated fair value of the Company’s outstanding debt.

6. Foreign Currency Contracts

The Company addresses market risks from changes in foreign currency exchange rates through a risk management program that includes the use of derivative financial instruments to mitigate certain foreign currency transaction exposures from future settlement of non-functional currency monetary assets and liabilities as of the end of a period. The Company does not enter into derivative transactions for speculative purposes. Gains and losses on derivative financial instruments substantially offset losses and gains on the underlying hedged exposures. Furthermore, the Company manages its exposures to counterparty risks on derivative instruments by entering into contracts with a diversified group of major financial institutions and by actively monitoring outstanding positions.

The Company uses forward contracts as a part of its strategy to limit its exposures related to monetary assets and liabilities denominated in currencies other than the functional currencies of the Company and its subsidiaries. These forward contracts are not designated as cash flow, fair value or net investment hedges. All changes in the fair value of these forward contracts are recognized in income before income taxes.

As of March 29, 2019, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $25.5 million and a net gain of $0.3 million, respectively. As of December 31, 2018, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $31.2 million and a net loss of $0.2 million, respectively.

The Company recognized an aggregate net loss of $0.5 million for the three months ended March 29, 2019, and an aggregate net gain of $0.7 million for the three months ended March 30, 2018. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statement of operations for all periods presented.

7. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances annually for impairment as of the beginning of the second quarter

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 29, 2019

(Unaudited)

or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. The Company performed the most recent annual goodwill and indefinite-lived intangible asset impairment test as of the beginning of the second quarter of 2018 and noted no impairment of goodwill.

The following table summarizes changes in goodwill during the three months ended March 29, 2019 (in thousands):

Balance at beginning of the period	$217,662
Effect of foreign exchange rate changes	(37)
Balance at end of the period	$217,625

Goodwill by reportable segment as of March 29, 2019 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$169,724	$153,953	$45,177	$368,854
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$67,263	$122,231	$28,131	$217,625

Goodwill by reportable segment as of December 31, 2018 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$168,955	$155,017	$44,919	$368,891
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$66,494	$123,295	$27,873	$217,662

Intangible Assets

Intangible assets as of March 29, 2019 and December 31, 2018, respectively, are summarized as follows (in thousands):

	March 29, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$134,179	$(89,045)	$45,134	$134,034	$(86,623)	$47,411
Customer relationships	139,157	(67,591)	71,566	139,097	(64,174)	74,923
Customer backlog	1,766	(1,606)	160	1,738	(1,191)	547
Non-compete covenant	2,514	(2,514)	—	2,514	(2,493)	21
Trademarks and trade names	15,965	(9,223)	6,742	15,915	(8,924)	6,991
Amortizable intangible assets	293,581	(169,979)	123,602	293,298	(163,405)	129,893
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$306,608	$(169,979)	$136,629	$306,325	$(163,405)	$142,920

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 29, 2019

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

	Three Months Ended
	March 29,	March 30,
	2019	2018
Amortization expense – cost of revenue	$2,311	$2,480
Amortization expense – operating expenses	3,998	3,698
Total amortization expense	$6,309	$6,178

Estimated amortization expense for each of the five succeeding years and thereafter as of March 29, 2019 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2019 (remainder of year)	$6,912	$10,748	$17,660
2020	8,313	12,395	20,708
2021	7,397	11,475	18,872
2022	6,304	9,653	15,957
2023	5,408	8,118	13,526
Thereafter	10,800	26,079	36,879
Total	$45,134	$78,468	$123,602

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	March 29,	December 31,
	2019	2018
Raw materials	$69,305	$69,008
Work-in-process	16,071	15,982
Finished goods	19,666	17,337
Demo and consigned inventory	1,742	2,437
Total inventories	$106,784	$104,764

Accrued Expenses and Other Current Liabilities

	March 29,	December 31,
	2019	2018
Accrued compensation and benefits	$16,503	$24,545
Accrued warranty	4,884	4,510
Contract liabilities, current portion	3,338	4,165
Other	16,449	13,075
Total	$41,174	$46,295

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 29, 2019

(Unaudited)

Accrued Warranty

	Three Months Ended
	March 29, 2019	March 30, 2018
Balance at beginning of the period	$4,510	$4,835
Provision charged to cost of revenue	1,011	722
Use of provision	(657)	(560)
Foreign currency exchange rate changes	20	57
Balance at end of the period	$4,884	$5,054

9. Debt

Debt consisted of the following (in thousands):

	March 29,	December 31,
	2019	2018
Senior Credit Facilities – term loan	$2,300	$4,600
Less: unamortized debt issuance costs	(60)	(65)
Total current portion of long-term debt	$2,240	$4,535

Senior Credit Facilities – term loan	$67,625	$69,925
Senior Credit Facilities – revolving credit facility	132,480	135,058
Less: unamortized debt issuance costs	(1,902)	(2,140)
Total long-term debt	$198,203	$202,843

Total Senior Credit Facilities	$200,443	$207,378

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

In February 2018, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Second Amended and Restated Credit Agreement. The Fourth Amendment increased the maximum consolidated leverage ratio from 3.00 to 3.50, increased the maximum consolidated leverage ratio for permitted acquisitions and stock repurchases from 2.50 to 3.00, increased the maximum consolidated leverage ratio for a designated acquisition from 3.00 to 3.50, and increased the maximum consolidated leverage ratio for four consecutive quarters following a designated acquisition from 3.50 to 4.00. The Fourth Amendment also made certain other technical changes to the Second Amended and Restated Credit Agreement.

The Company is required to satisfy certain financial and non-financial covenants under the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of March 29, 2019.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc., Novanta Corporation, NDS Surgical Imaging LLC, Novanta Europe GmbH, Novanta UK Investments Holding

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 29, 2019

(Unaudited)

Limited and Novanta Technologies UK Limited. The Second Amended and Restated Credit Agreement also contains customary events of default.

Fair Value of Debt

As of March 29, 2019 and December 31, 2018, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

10. Leases

The Company leases certain equipment and facilities. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Many of these leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area maintenance or other property management costs). The Company accounts for lease and non-lease components separately. Leases with an initial term of 12 months or less are not recognized on the balance sheet.

Most leases held by the Company expire between 2019 and 2031. In the U.K., where longer lease terms are more common, the Company has a land lease that extends through 2078. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years, and some include options to terminate the leases within one year. The exercise of lease renewal or termination option is at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s right-of-use assets and operating lease liabilities as they are not reasonably certain of being exercised. The Company regularly evaluates the renewal options and includes the renewal periods in the lease term when they are reasonably certain of being exercised. The depreciable life of assets and leasehold improvements is limited to the expected lease terms.

Most leases held by the Company do not provide an implicit rate. The Company uses its incremental borrowing rate for the same jurisdiction and term as the associated lease based on the information available at the lease commencement date to determine the present value of the lease payments. The Company used the incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. The Company has a centrally managed treasury function; therefore, the Company applies a portfolio approach for determining the incremental borrowing rate based on the applicable lease terms and the current economic environment.

The following table summarizes the components of lease costs (in thousands):

Three Months Ended
March 29,
2019
Operating lease cost	$1,823
Finance lease cost
Amortization of right-of-use assets	178
Interest on lease liabilities	105
Variable lease cost	138
Total lease cost	$2,244

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 29, 2019

(Unaudited)

The following table provides the details of balance sheet information related to leases (in thousands, except lease term and discount rate):

March 29,
2019
Operating leases
Operating lease right-of-use assets	$35,374

Current portion of operating lease liabilities	$5,198
Operating lease liabilities	31,808
Total operating lease liabilities	$37,006

Finance leases
Property, plant and equipment, gross	$13,523
Accumulated depreciation	(7,086)
Property, plant and equipment, net	$6,437

Accrued expenses and other current liabilities	$599
Other liabilities	6,925
Total finance lease liabilities	$7,524

Weighted-average remaining lease term (in years)
Operating leases	9.83
Finance leases	10.04
Weighted-average discount rate
Operating leases	5.95%
Finance leases	5.47%

The following table provides the details of cash flow information related to leases (in thousands):

Three Months Ended
March 29,
2019
Cash paid for amounts included in lease liabilities
Operating cash flows from finance leases	$105
Operating cash flows from operating leases	$1,944
Financing cash flows from finance leases	$140
Right-of-use assets obtained in exchange for new operating lease liabilities	$839

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 29, 2019

(Unaudited)

Future minimum lease payments under operating and finance leases expiring subsequent to March 29, 2019, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Lease	Finance Lease
2019 (remainder of year)	$5,289	$742
2020	5,712	979
2021	5,512	907
2022	4,938	907
2023	4,360	930
Thereafter	25,976	5,395
Total minimum lease payments	$51,787	$9,860
Less: Interest	(14,781)	(2,336)
Present value of lease liabilities	$37,006	$7,524

Future minimum lease payments under operating and capital leases expiring subsequent to December 31, 2018 under Accounting Standard Codification (“ASC”) Topic 840, Leases (“ASC 840”), including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Lease (1)	Capital Lease
2019	$7,797	$990
2020	6,263	980
2021	5,757	907
2022	5,264	907
2023	4,719	930
Thereafter	26,149	5,394
Total minimum lease payments	$55,949	$10,108
(1)	Future minimum lease payments as of December 31, 2018 included common-area maintenance and other property management costs and tax obligations.

11. Share-Based Compensation

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended
	March 29,	March 30,
	2019	2018
Selling, general and administrative	$2,531	$1,924
Research and development and engineering	111	84
Cost of revenue	85	36
Total share-based compensation expense	$2,727	$2,044

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 29, 2019

(Unaudited)

Share-based compensation reported in selling, general and administrative expenses during each of the three-month periods ended March 29, 2019 and March 30, 2018, respectively, included $0.8 million and $0.5 million of expense related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors.

Restricted Stock Units and Deferred Stock Units

The Company’s restricted stock units (“RSUs”) have generally been issued with vesting periods ranging from zero to five years and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and historical forfeiture experience.

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors. The compensation expense associated with DSUs is recognized in full on the date of grant, as DSUs are fully vested and non-forfeitable upon grant.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended March 29, 2019:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	529	$26.98
Granted	101	$75.29
Vested	(141)	$28.33
Forfeited	(8)	$34.70
Unvested at March 29, 2019	481	$36.61
Expected to vest as of March 29, 2019	454

The total fair value of RSUs and DSUs that vested during the three months ended March 29, 2019 was $10.7 million based on the market price of the underlying shares on the date of vesting.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 29, 2019

(Unaudited)

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended March 29, 2019:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	137	$37.28
Granted	44	$92.93
Performance adjustment (1)	29	$14.13
Vested	(59)	$14.13
Forfeited	—	$—
Unvested at March 29, 2019	151	$57.57
(1)

Represents adjustment for performance-based awards granted on March 30, 2016. These units vested at 200% during the three months ended March 29, 2019 based on the achievement of cumulative Non-GAAP EPS during the performance period of fiscal years 2016 through 2018.

The total fair value of PSUs that vested during the three months ended March 29, 2019 was $5.0 million based on the market price of the underlying shares on the date of vesting.

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte-Carlo valuation model with the following assumptions:

Three Months Ended March 29, 2019
Grant-date stock price	$77.23
Expected volatility	32.54%
Risk-free interest rate	2.46%
Expected annual dividend yield	—
Fair value	$108.58

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

The Company’s effective tax rate of 0.6% for the three months ended March 29, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, and windfall tax benefits upon vesting of certain stock-based compensation awards during the period.

The Company’s effective tax rate of 11.0% for the three months ended March 30, 2018 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, and windfall tax benefits upon vesting of certain stock-based compensation awards during the period.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 29, 2019

(Unaudited)

13. Restructuring and Acquisition Related Costs

The following table summarizes restructuring and acquisition related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	March 29,	March 30,
	2019	2018
2019 restructuring	$967	$—
2018 restructuring	269	—
Total restructuring charges	1,236	—
Acquisition and related charges	818	25
Total restructuring and acquisition related costs	$2,054	$25

2019 Restructuring

During the fourth quarter of 2018, the Company implemented a restructuring plan intended to realign operations, reduce costs, achieve operational efficiencies and focus resources on growth initiatives. During the three months ended March 29, 2019, the Company recorded $1.0 million in severance and related costs in connection with the 2019 restructuring plan. As of March 29, 2019, the Company incurred cumulative costs related to this restructuring plan totaling $1.3 million. The Company anticipates completing the 2019 restructuring program in 2019 and expects to incur additional restructuring charges of $1.0 million to $2.5 million related to the 2019 restructuring program.

The following table summarizes restructuring costs associated with the 2019 restructuring program for each segment and unallocated corporate costs (in thousands):

Three Months Ended
March 29,
2019
Photonics	$193
Vision	350
Precision Motion	47
Unallocated Corporate and Shared Services	377
Total	$967

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 29, 2019

(Unaudited)

2018 Restructuring

During the second quarter of 2018, the Company initiated a program to integrate manufacturing operations as a result of recent acquisition activities. During the three months ended March 29, 2019, the Company recorded $0.3 million in severance and related costs in connection with the 2018 restructuring plan. These costs were reported in the Vision reportable segment. As of March 29, 2019, the Company incurred cumulative costs related to this restructuring plan totaling $1.9 million. The Company anticipates completing the 2018 restructuring program during the third quarter of 2019 and expects to incur additional restructuring charges of $0.7 million to $1.0 million related to the 2018 restructuring program in the Vision reportable segment.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Other
Balance at December 31, 2018	$1,276	$876	$388	$12
Restructuring charges	1,236	1,108	89	39
Cash payments	(765)	(744)	—	(21)
Reclassification of reserves (a)	(477)	—	(477)	—
Non-cash write-offs and other adjustments	(2)	4	—	(6)
Balance at March 29, 2019	$1,268	$1,244	$—	$24
(a)	Accrual related to exited facilities was reclassified to operating lease liabilities upon adoption of ASU 2016-02.

Acquisition and Related Charges

Acquisition related costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $0.3 million and $0.1 million for the three months ended March 29, 2019 and March 30, 2018, respectively. Acquisition related costs recognized under earn-out agreements in connection with acquisitions totaled $0.5 million for the three months ended March 29, 2019. The majority of acquisition related costs for the three months ended March 29, 2019 were included in the Company’s Precision Motion reportable segment.

14. Commitments and Contingencies

Purchase Commitments

There have been no material changes to the Company’s purchase commitments since December 31, 2018.

Legal Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company reviews the status of each significant matter and assesses the potential financial exposure on a quarterly basis. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available as of the date of the consolidated balance sheet. As additional information becomes available, the Company reassesses the potential liability related to any pending claims and litigations and may revise its estimates. The Company does not believe that the outcome of these claims will have a material adverse effect on its consolidated financial statements but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect on the consolidated financial statements.

Guarantees and Indemnifications

In the normal course of its operations, the Company executes agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, sale of assets, sale of products and operating leases. Additionally, the by-

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 29, 2019

(Unaudited)

laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which he or she is involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. Certain of the Company’s officers and directors are also a party to indemnification agreements with the Company. These indemnification agreements provide, among other things, that the director and officer shall be indemnified to the fullest extent permitted by applicable law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such officer or director in connection with any proceeding by reason of his or her relationship with the Company. In addition, the indemnification agreements provide for the advancement of expenses incurred by such director or officer in connection with any proceeding covered by the indemnification agreement, subject to the conditions set forth therein and to the extent such advancement is not prohibited by law. The indemnification agreements also set out the procedures for determining entitlement to indemnification, the requirements relating to notice and defense of claims for which indemnification is sought, the procedures for enforcement of indemnification rights, the limitations on and exclusions from indemnification, and the minimum levels of directors’ and officers’ liability insurance to be maintained by the Company.

15. Related Party Transactions

Certain members of the Company’s board of directors currently serve on the board of directors or as an advisor of companies that are customers of the Company. All contracts with related parties are executed at arm’s length in the ordinary course of business. The aggregate revenue from these customers was $11.6 million for the three months ended March 29, 2019. There was $5.1 million and $0.6 million in accounts receivable due from these customers as of March 29, 2019 and December 31, 2018, respectively. There were no material transactions with related parties in the three months ended March 30, 2018.

16. Segment Information

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

AS OF MARCH 29, 2019

(Unaudited)

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended
	March 29,	March 30,
	2019	2018
Revenue
Photonics	$59,225	$61,831
Vision	65,936	56,209
Precision Motion	32,025	28,925
Total	$157,186	$146,965

	Three Months Ended
	March 29,	March 30,
	2019	2018
Gross Profit
Photonics	$27,314	$29,555
Vision	25,973	19,721
Precision Motion	13,521	13,260
Unallocated Corporate and Shared Services	(519)	(377)
Total	$66,289	$62,159

	Three Months Ended
	March 29,	March 30,
	2019	2018
Gross Profit Margin
Photonics	46.1%	47.8%
Vision	39.4%	35.1%
Precision Motion	42.2%	45.8%
Total	42.2%	42.3%

	Three Months Ended
	March 29,	March 30,
	2019	2018
Operating Income (Loss)
Photonics	$12,310	$15,323
Vision	4,557	475
Precision Motion	5,635	8,607
Unallocated Corporate and Shared Services	(8,109)	(7,178)
Total	$14,393	$17,227

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF MARCH 29, 2019

(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2019	2018
Depreciation and Amortization Expenses
Photonics	$2,621	$3,067
Vision	5,029	5,174
Precision Motion	1,369	503
Unallocated Corporate and Shared Services	55	323
Total	$9,074	$9,067

Revenue by Geography

The Company aggregates geographic revenue based on the customer location where products are shipped. Revenue from these customers was as follows (in thousands):

	Three Months Ended
	March 29,	March 30,
	2019	2018
United States	$64,760	$58,113
Germany	23,477	20,069
Rest of Europe	30,770	27,060
China	15,108	15,603
Rest of Asia-Pacific	20,447	24,720
Other	2,624	1,400
Total	$157,186	$146,965

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

Revenue by End Market

The Company primarily operates in two end markets: the advanced industrial market and the medical market. Revenue by end market was approximately as follows:

	Three Months Ended
	March 29,	March 30,
	2019	2018
Advanced Industrial	50%	50%
Medical	50%	50%
Total	100%	100%

The majority of revenue from the Photonics and Precision Motion segments is generated from sales to customers in the advanced industrial market. The majority of revenue from the Vision segment is generated from sales to customers in the medical market.

17. Subsequent Events

On April 16, 2019, the Company acquired Ingenia-CAT, S.L. (“Ingenia”), a Barcelona, Spain-based provider of high performance servo drives and control software to OEMs in the medical and advanced industrial markets. Ingenia will be included in our Precision Motion reportable segment. Information required by ASC 805-10, “Business Combinations,” is not disclosed herein as the Company is in the process of gathering information for its purchase accounting evaluation, including purchase price allocation and other related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, our belief that the Purchasing Managers Index (“PMI”) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; anticipated revenue performance; industry trends; market conditions; our competitive positions; changes in economic and political conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions, integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits and expected costs of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory environmental requirements and our compliance thereto; and other statements that are not historical facts. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activities; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; failure to introduce new products in a timely manner; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; our failure to comply with data privacy regulations; changes in interest rates, credit ratings or foreign currency exchange rates; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; risks associated with increased outsourcing of components manufacturing; our exposure to increased tariffs, trade restrictions or taxes on our products; our failure to comply with local import and export regulations in the jurisdictions in which we operate; negative effects on global economic conditions, financial markets and our business as a result of the United Kingdom’s impending withdrawal from the European Union and the actions of the current U.S. government, including its policies on trade tariffs and reactions from other countries to any new tariffs imposed by the U.S.; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; our failure to accurately forecast component and raw material requirements leading to excess inventories or delays in the delivery of our products; production difficulties and product delivery delays or disruptions; our exposure to medical device regulation, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products; potential for penalties violating foreign, U.S. federal, and state healthcare laws and regulations; changes in governmental regulations affecting our business or products; our compliance, or failure to comply, with environmental regulations; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; tax audits by tax authorities; changes in tax laws, and fluctuations in our effective tax rates; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; our existing indebtedness limiting our ability to engage in certain activities; volatility in the market price for our common shares; provisions of our corporate documents that may delay or prevent a change in control; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under the heading “Risk Factors.” In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required under applicable law.

Accounting Period

The interim financial statements of Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, “we”, “us”, “our”) are prepared for each quarterly period ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Business Overview

We are a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. We combine deep proprietary technology expertise and competencies in photonics, vision and precision motion with a proven ability to solve complex technical challenges. This enables us to engineer core components and sub-systems that deliver extreme precision and performance, tailored to our customers' demanding applications.

Reportable Segments

We operate in three reportable segments: Photonics, Vision, and Precision Motion. The reportable segments and their principal activities consist of the following:

Photonics

Our Photonics segment designs, manufactures and markets photonics-based solutions, including laser scanning, laser beam delivery, CO2 laser, continuous wave and ultrafast laser, and optical light engine products to customers worldwide. The segment serves highly demanding photonics-based applications for advanced industrial processes, metrology, medical and life science imaging, DNA sequencing, and medical laser procedures. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Advanced Industrial Market

For the three months ended March 29, 2019, the advanced industrial market accounted for approximately 50% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

For the three months ended March 29, 2019, the medical market accounted for approximately 50% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, trends in surgical procedures, changes in technology requirements, changes in customer or patient preferences, and general demographic trends.

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

•	improving our existing operations to expand profit margins and improve customer satisfaction by implementing lean manufacturing principles and strategic sourcing across our major production sites; and
•	attracting, retaining, and developing world-class talented and motivated employees.

Results of Operations for the Three Months Ended March 29, 2019 Compared with the Three Months Ended March 30, 2018

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 29,	March 30,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	57.8	57.7
Gross profit	42.2	42.3
Operating expenses:
Research and development and engineering	8.9	8.2
Selling, general and administrative	20.3	19.9
Amortization of purchased intangible assets	2.5	2.5
Restructuring and acquisition related costs	1.3	0.0
Total operating expenses	33.0	30.6
Operating income	9.2	11.7
Interest income (expense), net	(1.3)	(1.6)
Foreign exchange transaction gains (losses), net	0.0	(0.3)
Other income (expense), net	(0.0)	(0.0)
Income before income taxes	7.8	9.8
Income tax provision	0.0	1.1
Consolidated net income	7.8	8.7
Less: Net income attributable to noncontrolling interest	—	(0.6)
Net income attributable to Novanta Inc.	7.8%	8.1%

Overview of Financial Results

Total revenue for the three months ended March 29, 2019 increased $10.2 million, or 7.0%, versus the prior year period. The effect of our prior year acquisition resulted in an increase in revenue of $3.8 million, or 2.6%. In addition, foreign currency exchange rates adversely impacted our revenue by $3.9 million, or 2.6%, for the three months ended March 29, 2019.

Operating income decreased $2.8 million from $17.2 million for the three months ended March 30, 2018 to $14.4 million for the three months ended March 29, 2019. This decrease was primarily attributable to an increase in operating expenses of $7.0 million, including a $2.0 million increase in restructuring and acquisition related costs, partially offset by an increase in gross profit of $4.1 million.

Diluted earnings per share (“Diluted EPS”) of $0.35 for the three months ended March 29, 2019 increased $0.17 from the prior year period. This increase was primarily attributable to the negative effect of a $5.4 million Laser Quantum nontaxable redeemable noncontrolling interest redemption value adjustment in the prior year period that is not applicable in the current year, and a lower income tax provision in the three months ended March 29, 2019 as a result of higher windfall tax benefits upon vesting of certain stock-based compensation awards, partially offset by higher restructuring and acquisition related costs. (See Note 4 to the accompanying Consolidated Financial Statements for the effect of the redeemable noncontrolling interest redemption value adjustment on EPS in the prior year period.)

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	March 29,	March 30,	Increase	Percentage
	2019	2018	(Decrease)	Change
Photonics	$59,225	$61,831	$(2,606)	(4.2)%
Vision	65,936	56,209	9,727	17.3%
Precision Motion	32,025	28,925	3,100	10.7%
Total	$157,186	$146,965	$10,221	7.0%

Photonics

Photonics segment revenue for the three months ended March 29, 2019 decreased by $2.6 million, or 4.2%, versus the prior year period, primarily due to a decrease in revenue of our optical light engine products.

Vision

Vision segment revenue for the three months ended March 29, 2019 increased by $9.7 million, or 17.3%, versus the prior year period, primarily due to an increase in revenue of our minimally invasive surgery (“MIS”) products of $9.1 million as a result of increased demand in the medical market.

Precision Motion

Precision Motion segment revenue for the three months ended March 29, 2019 increased by $3.1 million, or 10.7%, versus the prior year period, primarily due to an increase in revenue of our inductive encoders products as a result of the Zettlex acquisition in May 2018.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	March 29,	March 30,
	2019	2018
Gross profit:
Photonics	$27,314	$29,555
Vision	25,973	19,721
Precision Motion	13,521	13,260
Unallocated Corporate and Shared Services	(519)	(377)
Total	$66,289	$62,159
Gross profit margin:
Photonics	46.1%	47.8%
Vision	39.4%	35.1%
Precision Motion	42.2%	45.8%

Total	42.2%	42.3%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended March 29, 2019 decreased $2.2 million, or 7.6%, versus the prior year period, primarily due to a decrease in revenue. Photonics segment gross profit margin was 46.1% for the three months ended March 29, 2019, versus a gross profit margin of 47.8% for the prior year period. The decrease in gross profit margin was primarily attributable to unfavorable product mix.

Vision

Vision segment gross profit for the three months ended March 29, 2019 increased $6.3 million, or 31.7%, versus the prior year period, primarily due to an increase in revenue. Vision segment gross profit margin was 39.4% for the three months ended March 29, 2019, versus a gross profit margin of 35.1% for the prior year period. The increase in gross profit margin was primarily attributable to changes in product mix.

Precision Motion

Precision Motion segment gross profit for the three months ended March 29, 2019 increased $0.3 million, or 2.0%, versus the prior year period, primarily due to an increase in revenue. Precision Motion segment gross profit margin was 42.2% for the three months ended March 29, 2019, versus a gross profit margin of 45.8% for the prior year period. The decrease in gross profit margin was primarily attributable to cost of poor quality impacts and unfavorable product mix.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended
	March 29,	March 30,
	2019	2018
Research and development and engineering	$13,997	$11,989
Selling, general and administrative	31,847	29,220
Amortization of purchased intangible assets	3,998	3,698
Restructuring, acquisition and divestiture related costs	2,054	25
Total	$51,896	$44,932

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $14.0 million, or 8.9% of revenue, during the three months ended March 29, 2019, versus $12.0 million, or 8.2% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to higher investments across the majority of our product lines.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $31.8 million, or 20.3% of revenue, during the three months ended March 29, 2019, versus $29.2 million, or 19.9% of revenue, during the prior year period. SG&A expenses increased in terms of total dollars and as a percentage of revenue primarily due to an increase in compensation related expenses as a result of higher headcount and stock-based compensation expense.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $4.0 million, or 2.5% of revenue, during the three months ended March 29, 2019, versus $3.7 million, or 2.5% of revenue, during the prior year period. The increase, in terms of total dollars, was the result of acquired intangible assets from our prior year acquisition.

Restructuring and Acquisition Related Costs

We recorded restructuring and acquisition related costs of $2.0 million during the three months ended March 29, 2019. Restructuring and acquisition related costs in the three months ended March 29, 2019 included restructuring charges of $1.2 million related to the 2018 and 2019 restructuring programs and acquisition related costs of $0.8 million primarily related to earn-out costs associated with the Zettlex acquisition in May 2018.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended
	March 30,	March 30,
	2019	2018
Operating Income (Loss)
Photonics	$12,310	$15,323
Vision	4,557	475
Precision Motion	5,635	8,607
Unallocated Corporate and Shared Services	(8,109)	(7,178)
Total	$14,393	$17,227

Photonics

Photonics segment operating income was $12.3 million, or 20.8% of revenue, during the three months ended March 29, 2019, versus $15.3 million, or 24.8% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $2.2 million and an increase in R&D and SG&A expenses of $0.9 million.

Vision

Vision segment operating income was $4.6 million, or 6.9% of revenue, during the three months ended March 29, 2019, versus $0.5 million, or 0.8% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $6.3 million, partially offset by an increase in R&D and SG&A expenses of $1.2 million and an increase in restructuring related charges of $0.6 million associated with the 2018 restructuring program.

Precision Motion

Precision Motion segment operating income was $5.6 million, or 17.6% of revenue, during the three months ended March 29, 2019, versus $8.6 million, or 29.8% of revenue, during the prior year period. The decrease in operating income was primarily due to an increase in R&D and SG&A expenses of $2.2 million and an increase in acquisition earn-out costs of $0.5 million associated with the Zettlex acquisition.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended March 29, 2019 increased by $0.9 million versus the prior year period primarily due to an increase in restructuring related charges of $0.4 million as a result of the 2018 and 2019 restructuring programs, and an increase in SG&A expenses of $0.4 million primarily due to an increase in compensation related expenses as a result of higher stock-based compensation expense.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended
	March 29,	March 30,
	2019	2018
Interest income (expense), net	$(2,044)	$(2,358)
Foreign exchange transaction gains (losses), net	41	(407)
Other income (expense), net	(68)	(41)

Interest Income (Expense), Net

Net interest expense was $2.0 million for the three months ended March 29, 2019, versus $2.4 million in the prior year period. The decrease in net interest expense was primarily due to a decrease in average debt levels, partially offset by an increase in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 3.78% during the three months ended March 29, 2019, versus 3.47% during the three months ended March 30, 2018.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were less than $0.1 million net gains for the three months ended March 29, 2019, versus $0.4 million net losses in the prior year period, primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro, partially offset by realized losses from foreign currency contracts.

Other Income (Expense), Net

Net other expense was nominal for both the three months ended March 29, 2019 and the three months ended March 30, 2018.

Income Taxes

Our effective tax rate for the three months ended March 29, 2019 was 0.6%, versus 11.0% for the prior year. Our effective tax rate of 0.6% for the three months ended March 29, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, and windfall tax benefits upon vesting of certain stock-based compensation awards during the period.

Our effective tax rate of 11.0% for the three months ended March 30, 2018 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, and windfall tax benefits upon vesting of certain stock-based compensation awards during the period.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

As of March 29, 2019, $46.7 million of our $74.1 million cash and cash equivalents was held by subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our revolving credit facility. Approximately 65.5% of our outstanding borrowings under our senior credit facilities was held in our subsidiaries outside of Canada and the United States. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries. In certain instances, we have identified excess cash which we may repatriate and have established deferred tax liabilities for the expected tax cost. Because of our ownership structure, our foreign entities outside the U.S. are not considered controlled foreign corporations of the U.S. company, as defined under U.S. tax principles, and accordingly, the accumulated earnings of these foreign subsidiaries are not subject to the one-time toll charge under the U.S.Tax Cuts and Jobs Act (the “Tax Reform Act”).

Share Repurchase Plan

In October 2018, our Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of our common shares. We expect that share repurchases will be made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. We had $25.0 million available for share repurchases under the 2018 Repurchase Plan as of March 29, 2019.

Under the 2018 Repurchase Plan, shares may be repurchased from time to time, at our discretion, based on our ongoing assessment of the capital needs of the business, the market price of our common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be purchased when we would otherwise be prohibited from doing so under insider trading laws. The 2018 Repurchase Plan does not obligate us to acquire any particular amount of our common stock. No time limit was set for the completion of the 2018 Repurchase Plan, and the plan may be suspended or discontinued at any time. We expect to fund the share repurchases through cash on hand and future cash generated from operations.

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

In February 2018, we entered into a fourth amendment (the “Fourth Amendment”) to the Second Amended and Restated Credit Agreement. The Fourth Amendment increased the maximum consolidated leverage ratio from 3.00 to 3.50, increased the maximum consolidated leverage ratio for permitted acquisitions and stock repurchases from 2.50 to 3.00, increased the maximum consolidated leverage ratio for a designated acquisition from 3.00 to 3.50, and increased the maximum consolidated leverage ratio for four consecutive quarters following a designated acquisition from 3.50 to 4.00. The Fourth Amendment also made certain other technical changes to the Second Amended and Restated Credit Agreement.

As of March 29, 2019, we had term loans of $69.9 million and revolving loans of $132.5 million outstanding under the Second Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum leverage ratio and a minimum fixed charge coverage ratio (as defined in the Second Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of March 29, 2019:

	Requirement	Actual
Maximum consolidated leverage ratio	3.50	1.62
Minimum consolidated fixed charge coverage ratio	1.50	5.12

Cash Flows for the Three Months Ended March 29, 2019 and March 30, 2018

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Three Months Ended
	March 29,	March 30,
	2019	2018
Net cash provided by operating activities	$5,457	$20,409
Net cash used in investing activities	$(2,405)	$(2,881)
Net cash used in financing activities	$(10,630)	$(8,320)

	March 29,	December 31,
	2019	2018
Cash and cash equivalents	$74,074	$82,043
Unused and available funds under revolving credit facility	$192,520	$189,942

Operating Cash Flows

Cash provided by operating activities was $5.5 million for the three months ended March 29, 2019, versus $20.4 million for the prior year period. Cash provided by operating activities for the three months ended March 29, 2019 decreased from the prior year period primarily due to changes in operating assets and liabilities in the three months ended March 29, 2019 which decreased cash provided by operating activities by $19.1 million.

Cash provided by operating activities for the three months ended March 29, 2019 was negatively impacted by the timing of sales and inventory purchases in the three months ended March 29, 2019, compared to the three months ended December 31, 2018. During the three months ended March 29, 2019, we paid the first milestone payment under the Zettlex earn-out agreement amounting to $3.9 million and paid the 2018 annual employee bonuses, both of which had been accrued for as of December 31, 2018.

Cash provided by operating activities for the three months ended March 30, 2018 was positively impacted by a decrease in our days sales outstanding which decreased from 51 days at December 31, 2017 to 47 days at March 30, 2018 and by an increase in our days payables outstanding which increased from 43 days at December 31, 2017 to 44 days at March 30, 2018. Cash provided by operating activities was negatively impacted by an increase in inventories, as our inventory turnover ratio decreased from 3.7 at December 31, 2017 to 3.5 at March 30, 2018, a decrease in accrued expenses and an increase in income tax payments. During the three months ended March 30, 2018, we paid $2.8 million as the final Applimotion contingent consideration payment which had been accrued for as of December 31, 2017.

Investing Cash Flows

Cash used in investing activities was $2.4 million for the three months ended March 29, 2019, primarily related to capital expenditures.

Cash used in investing activities was $2.9 million for the three months ended March 30, 2018, primarily related to capital expenditures.

Financing Cash Flows

Cash used in financing activities was $10.6 million for the three months ended March 29, 2019, primarily due to $4.6 million of term loan payments, $5.9 million of payroll tax payments on stock-based compensation awards and $0.1 million of principal payments under our finance lease obligations.

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, operating and finance leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Off-Balance Sheet Arrangements

Through March 29, 2019, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Except for the adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02” or “Topic 842”), through March 29, 2019, there have been no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended March 29, 2019, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 29, 2019, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 29, 2019.

Changes in Internal Control over Financial Reporting

During the three months ended March 29, 2019, we implemented controls and processes related to the adoption of Topic 842, “Leases,” adopted as of January 1, 2019. Throughout the implementation, we evaluated the impact of the adoption of the new standard on our internal control over financial reporting and made changes to controls where necessary to maintain the effectiveness of internal control over financial reporting in all material respects.

Except as otherwise described above, there has been no change to our internal control over financial reporting during the fiscal quarter ended March 29, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes in the risks affecting the Company since the filing of such Annual Report on Form 10-K.

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

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 29, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 29, 2019 and March 30, 2018, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 29, 2019 and March 30, 2018, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 29, 2019 and March 30, 2018, (v) Consolidated Statements of Cash Flows for the three months ended March 29, 2019 and March 30, 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	May 7, 2019
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	May 7, 2019
Robert J. Buckley