Form 10-Q
period 2019-06-28
NOVANTA INC
filed 2019-08-06
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2019

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

As of August 1, 2019, there were 35,116,040 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	June 28,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$66,093	$82,043
Accounts receivable, net of allowance of $283 and $321, respectively	88,831	83,955
Inventories	113,297	104,764
Prepaid income taxes and income taxes receivable	4,989	1,852
Prepaid expenses and other current assets	11,701	9,155
Total current assets	284,911	281,769
Property, plant and equipment, net	64,630	65,464
Operating lease assets	38,633	—
Deferred tax assets	9,862	9,492
Other assets	2,191	2,269
Intangible assets, net	152,775	142,920
Goodwill	230,371	217,662
Total assets	$783,373	$719,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$4,535
Accounts payable	50,015	50,733
Income taxes payable	2,121	2,633
Current portion of operating lease liabilities	5,225	—
Accrued expenses and other current liabilities	41,184	46,295
Total current liabilities	98,545	104,196
Long-term debt	214,562	202,843
Operating lease liabilities	35,108	—
Deferred tax liabilities	23,429	22,632
Income taxes payable	4,747	4,463
Other liabilities	20,800	17,187
Total liabilities	397,191	351,321
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 34,972 and 34,886, respectively	423,856	423,856
Additional paid-in capital	41,065	46,018
Accumulated deficit	(56,459)	(79,092)
Accumulated other comprehensive loss	(22,280)	(22,527)
Total stockholders' equity	386,182	368,255
Total liabilities and stockholders’ equity	$783,373	$719,576

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Revenue	$155,145	$150,400	$312,331	$297,365
Cost of revenue	89,363	85,171	180,260	169,977
Gross profit	65,782	65,229	132,071	127,388
Operating expenses:
Research and development and engineering	13,388	12,551	27,385	24,540
Selling, general and administrative	29,204	29,231	61,051	58,451
Amortization of purchased intangible assets	3,772	3,893	7,770	7,591
Restructuring and acquisition related costs	4,313	2,439	6,367	2,464
Total operating expenses	50,677	48,114	102,573	93,046
Operating income	15,105	17,115	29,498	34,342
Interest income (expense), net	(2,160)	(2,561)	(4,204)	(4,919)
Foreign exchange transaction gains (losses), net	27	177	68	(230)
Other income (expense), net	(70)	(46)	(138)	(87)
Income before income taxes	12,902	14,685	25,224	29,106
Income tax provision	2,522	3,060	2,591	4,644
Consolidated net income	10,380	11,625	22,633	24,462
Less: Net income attributable to noncontrolling interest	—	(625)	—	(1,551)
Net income attributable to Novanta Inc.	$10,380	$11,000	$22,633	$22,911

Earnings per common share attributable to Novanta Inc. (Note 5):
Basic	$0.30	$0.32	$0.65	$0.51
Diluted	$0.29	$0.32	$0.64	$0.50

Weighted average common shares outstanding—basic	34,998	34,949	34,981	34,919
Weighted average common shares outstanding—diluted	35,503	35,474	35,491	35,451

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Consolidated net income	$10,380	$11,625	$22,633	$24,462
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(2,662)	(5,663)	(323)	(1,992)
Pension liability adjustments, net of tax (2)	553	871	570	755
Total other comprehensive income	(2,109)	(4,792)	247	(1,237)
Total consolidated comprehensive income	8,271	6,833	22,880	23,225
Less: Comprehensive income attributable to noncontrolling interest	—	(625)	—	(1,551)
Comprehensive income attributable to Novanta Inc.	$8,271	$6,208	$22,880	$21,674

(1)	The tax effect on this component of comprehensive income was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income was nominal for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Novanta Inc. Stockholders
	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	# of Shares	Amount	Capital	Deficit	Income (Loss)	Total
	Three Months Ended June 28, 2019
Balance at March 29, 2019	34,998	$423,856	$42,855	$(66,839)	$(20,171)	$379,701
Net income	—	—	—	10,380	—	10,380
Common stock issued under stock plans	23	—	—	—	—	—
Shares withheld for taxes on vested stock awards	(10)	—	(829)	—	—	(829)
Repurchases of common stock	(39)	—	(3,339)	—	—	(3,339)
Share-based compensation	—	—	2,378	—	—	2,378
Other comprehensive income, net of tax	—	—	—	—	(2,109)	(2,109)
Balance at June 28, 2019	34,972	$423,856	$41,065	$(56,459)	$(22,280)	$386,182

	Six Months Ended June 28, 2019
Balance at December 31, 2018	34,886	$423,856	$46,018	$(79,092)	$(22,527)	$368,255
Net income	—	—	—	22,633	—	22,633
Common stock issued under stock plans	209	—	—	—	—	—
Shares withheld for taxes on vested stock awards	(84)	—	(6,719)	—	—	(6,719)
Repurchases of common stock	(39)	—	(3,339)	—	—	(3,339)
Share-based compensation	—	—	5,105	—	—	5,105
Other comprehensive income, net of tax	—	—	—	—	247	247
Balance at June 28, 2019	34,972	$423,856	$41,065	$(56,459)	$(22,280)	$386,182

	Three Months Ended June 29, 2018
Balance at March 30, 2018	34,685	$423,856	$32,549	$(123,470)	$(14,325)	$318,610
Net income	—	—	—	11,000	—	11,000
Redeemable noncontrolling interest redemption value adjustment	—	—	—	303	—	303
Common stock issued under stock plans	25	—	—	—	—	—
Shares withheld for taxes on vested stock awards	(10)	—	(563)	—	—	(563)
Repurchase of common stock	(29)	—	(1,929)	—	—	(1,929)
Share-based compensation	—	—	1,736	—	—	1,736
Other comprehensive income, net of tax	—	—	—	—	(4,792)	(4,792)
Balance at June 29, 2018	34,671	$423,856	$31,793	$(112,167)	$(19,117)	$324,365

	Six Months Ended June 29, 2018
Balance at December 31, 2017	34,595	$423,856	$33,309	$(127,740)	$(17,880)	$311,545
Net income	—	—	—	22,911	—	22,911
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(5,096)	—	(5,096)
Common stock issued under stock plans	166	—	—	—	—	—
Shares withheld for taxes on vested stock awards	(61)	—	(3,367)	—	—	(3,367)
Repurchase of common stock	(29)	—	(1,929)	—	—	(1,929)
Share-based compensation	—	—	3,780	—	—	3,780
Adoption of ASU 2016-16	—	—	—	(2,242)	—	(2,242)
Other comprehensive income, net of tax	—	—	—	—	(1,237)	(1,237)
Balance at June 29, 2018	34,671	$423,856	$31,793	$(112,167)	$(19,117)	$324,365

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	June 28,	June 29,
	2019	2018
Cash flows from operating activities:
Consolidated net income	$22,633	$24,462
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	18,114	18,187
Provision for inventory excess and obsolescence	1,426	1,165
Share-based compensation	5,105	3,780
Deferred income taxes	(2,037)	(1,221)
Inventory acquisition fair value adjustments	175	—
Other	1,294	278
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(3,150)	6,526
Inventories	(8,162)	(6,544)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(5,168)	(619)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	(10,580)	(5,094)
Other non-current assets and liabilities	1,203	(555)
Cash provided by operating activities	20,853	40,365
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and working capital adjustments	(28,884)	(27,445)
Purchases of property, plant and equipment	(5,601)	(7,259)
Other investing activities	41	72
Cash used in investing activities	(34,444)	(34,632)
Cash flows from financing activities:
Borrowings under revolving credit facility	23,643	30,272
Repayments of term loan and revolving credit facility	(16,100)	(21,832)
Payments of withholding taxes from stock-based awards	(6,719)	(3,367)
Repurchases of common stock	(3,339)	(1,929)
Acquisition of noncontrolling interest	—	(148)
Other financing activities	(283)	(284)
Cash provided by (used in) financing activities	(2,798)	2,712
Effect of exchange rates on cash and cash equivalents	439	(1,241)
Increase (decrease) in cash and cash equivalents	(15,950)	7,204
Cash and cash equivalents, beginning of the period	82,043	100,057
Cash and cash equivalents, end of the period	$66,093	$107,261
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,899	$4,424
Cash paid for income taxes	$7,858	$12,041
Income tax refunds received	$407	$599

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2019

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

January 1, 2019.

The Company adopted ASU 2016-02 during the first quarter of 2019 using the modified retrospective approach. In addition, the Company elected the package of practical expedients permitted under the transition guidance. The adoption of ASU 2016-02 resulted in the recording of additional operating lease right-of-use (“ROU”) assets and operating lease liabilities of approximately $35.3 million and $36.5 million, respectively, as of January 1, 2019. The adoption of ASU 2016-02 did not have an impact on the Company’s Accumulated deficit, consolidated statement of operations, or consolidated statement of cash flows.

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of June 28, 2019 and December 31, 2018, contract liabilities were $2.9 million and $4.7 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The decrease in the contract liability balance during the six months ended June 28, 2019 is primarily due to $3.2 million of revenue recognized during the period that was included in the contract liability balance at December 31, 2018, partially offset by cash payments received in advance of satisfying performance obligations.

Disaggregated Revenue

See Note 17 for the Company’s disaggregation of revenue by segment, geography and end market.

3. Business Combinations

Med X Change

On June 5, 2019, the Company acquired 100% of the outstanding stock of Med X Change, Inc. (“Med X Change”), a Bradenton, Florida-based provider of medical grade, high definition and 4K video recording and documentation solutions to OEMs in the medical market. The purchase price of $21.8 million, subject to customary working capital adjustments, was financed with cash on hand and a $21.0 million draw-down on the Company’s revolving credit facility. The addition of Med X Change complements and broadens the range of technology capabilities within the Company’s Vision reportable segment by providing its medical OEM customers with more integrated operating room solutions.

Ingenia

On April 16, 2019, the Company acquired 100% of the outstanding stock of Ingenia-CAT, S.L. (“Ingenia”), a Barcelona, Spain-based provider of high-performance servo drives and control software to OEMs in the medical and advanced industrial markets. The purchase price of €14.3 million ($16.2 million), subject to working capital adjustments, was financed with cash on hand and borrowings under the Company’s revolving credit facility. The purchase price includes €8.5 million ($9.6 million) of cash consideration and €5.8 million ($6.6 million) in estimated fair value of contingent consideration payable upon the achievement of certain revenue targets from April 2019 through March 2022. The undiscounted range of contingent consideration is zero to €8.0 million. The Ingenia purchase and sale agreement requires €0.9 million ($1.0 million) of the purchase price to be held by the Company which can be utilized as indemnification for certain representations and warranties claims by the Company until the expiration of the holdback agreement in October 2021. The addition of Ingenia enhances the Company’s strategic position in precision motion control industry by enabling it to offer a broader range of motion control technologies and integrated solutions. Ingenia is included in the Company’s Precision Motion reportable segment.

Allocation of Purchase Price

The acquisitions of Med X Change and Ingenia have been accounted for as business combinations. The allocation of the purchase price is based upon a valuation of assets acquired and liabilities assumed. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions developed by management. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. The purchase price allocation is preliminary as the Company is in the process of collecting additional information for the valuation of intangible assets, contingent consideration and unrecognized tax benefits.

Based upon a preliminary valuation, the total purchase price for Med X Change and Ingenia was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$1,000
Accounts receivable	1,739
Inventories	2,372
Property, plant and equipment	565
Intangible assets	22,376
Goodwill	13,394
Other assets	601
Total assets acquired	42,047
Accounts payable	604
Deferred tax liabilities	2,550
Other liabilities	910
Total liabilities assumed	4,064
Total assets acquired, net of liabilities assumed	37,983
Less: cash acquired	1,000
Total purchase price, net of cash acquired	36,983
Less: contingent consideration	6,569
Less: purchase price holdback	961
Less: working capital adjustment	569
Net cash used for acquisition of businesses	$28,884

The fair value of intangible assets for Med X Change and Ingenia is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$11,072	10 years
Customer relationships	10,465	15 years
Trademarks and trade names	639	9 years
Backlog	200	7 months
Total	$22,376

The Company recorded an aggregate of $22.4 million of identifiable intangible assets and $13.4 million of goodwill from these acquisitions. Goodwill amounting to $6.0 million from the Med X Change acquisition is expected to be fully deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) their ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) their ability to grow business through new product introductions; and (iii) cost improvements due to the integration of Med X Change and Ingenia operations into the Company’s existing infrastructure.

The operating results of Med X Change and Ingenia were included in the Company’s results of operations beginning on the respective acquisition dates. These acquisitions contributed revenues of $1.0 million and a loss before income taxes of $0.5 million for the six months ended June 28, 2019. Loss before income taxes for the six months ended June 28, 2019 included amortization of inventory fair value adjustments and amortization of purchased intangible assets of $0.4 million.

The pro forma financial information reflecting the operating results of Med X Change and Ingenia, as if they had been acquired as of January 1, 2018, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2018.

Acquisition Costs

Acquisition costs are included in restructuring and acquisition related costs in the consolidated statements of operations. Acquisition costs for Ingenia and Med X Change were $0.5 million for the six months ended June 28, 2019.

4. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) was as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Income (Loss)	Adjustments	Adjustments
Balance at December 31, 2018	$(22,527)	$(12,485)	$(10,042)
Other comprehensive income (loss)	(254)	(323)	69
Amounts reclassified from accumulated other comprehensive income (loss) (1)	501	—	501
Balance at June 28, 2019	$(22,280)	$(12,808)	$(9,472)

(1)	The amounts reclassified from other comprehensive income (loss) were included in other income (expense) in the consolidated statements of operations.

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

For diluted earnings per common share, the denominator also includes the dilutive effect of outstanding common share equivalents. For the three and six months ended June 28, 2019 and June 29, 2018, respectively, weighted average shares outstanding for the diluted earnings per share included the dilutive effect of outstanding restricted stock units, stock options, total shareholder return performance-based restricted stock units and the 2017 non-GAAP EPS performance-based restricted stock units, determined using the treasury stock method. The dilutive effects of market-based contingently issuable shares are included in the weighted average dilutive share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period. Dilutive effects of attainment-based contingently issuable shares granted to the former Laser Quantum noncontrolling interest shareholders, as well as the 2018 and 2019 non-GAAP EPS performance-based restricted stock units will be included in the weighted average dilutive share calculation when the performance targets have been achieved.

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019(1)	2018(2)	2019(1)	2018(2)
Numerators:
Consolidated net income	$10,380	$11,625	$22,633	$24,462
Less: Net income attributable to noncontrolling interest	—	(625)	—	(1,551)
Net income attributable to Novanta Inc.	10,380	11,000	22,633	22,911
Redeemable noncontrolling interest redemption value adjustment	—	303	—	(5,096)
Net income attributable to Novanta Inc. after adjustment for redeemable noncontrolling interest redemption value	$10,380	$11,303	$22,633	$17,815

Denominators:
Weighted average common shares outstanding— basic	34,998	34,949	34,981	34,919
Dilutive potential common shares	505	525	510	532
Weighted average common shares outstanding— diluted	35,503	35,474	35,491	35,451
Antidilutive potential common shares excluded from above	36	—	47	6

Earnings per Common Share Attributable to Novanta Inc.:
Basic	$0.30	$0.32	$0.65	$0.51
Diluted	$0.29	$0.32	$0.64	$0.50

(1)

45,252 non-GAAP EPS performance-based restricted stock units granted to certain members of the executive management team and 213,219 shares of restricted stock issued to Laser Quantum former non-controlling interest holders are considered contingently issuable shares and are excluded from the calculation of the denominator as the contingent conditions had not been met as of June 28, 2019.

(2)

53,968 non-GAAP EPS performance-based restricted stock units granted to certain members of the executive management team were considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of June 29, 2018.

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

Current Assets and Liabilities

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

Foreign Currency Contracts

The Company addresses market risks from changes in foreign currency exchange rates through a risk management program that includes the use of derivative financial instruments to mitigate certain balance sheet foreign currency transaction exposures. The Company uses foreign currency forward contracts as a part of its strategy to manage exposures related to foreign currency denominated monetary assets and liabilities. The fair value of these foreign currency forward contracts is reported either in other current assets or in other current liabilities as of the end of the period.

Contingent Considerations

On April 16, 2019, the Company acquired Ingenia-CAT, S.L. (“Ingenia”). Under the purchase and sale agreement for the Ingenia acquisition, the shareholders of Ingenia are eligible to receive contingent consideration based on the achievement of certain revenue targets from April 2019 through March 2022. The undiscounted range of possible contingent consideration is zero to €8.0 million. If the revenue targets are achieved, the contingent consideration would be payable in cash in three installments from 2020 to 2022. The estimated fair value of the contingent consideration of €5.8 million ($6.6 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring and acquisition related costs until the liability is fully settled. There have been no changes to the fair value of the contingent consideration since the acquisition date.

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the former owners are eligible to receive contingent consideration based on the achievement of certain revenue targets from 2018 to 2021 by the Company from products using such technologies. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If such targets are achieved, the contingent consideration would be payable in cash in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. Subsequent changes in the estimated fair value of this contingent liability are recorded as adjustments to the carrying value of the asset acquired and amortized over the remaining useful life of the underlying asset. Based on revenue performance as of June 28, 2019 and the most recent revenue projections for the remainder of 2019 and fiscal years 2020 and 2021, the fair value of the contingent consideration was adjusted to $3.9 million as of June 28, 2019.

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 28, 2019 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$3,184	$3,184	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	47	—	47	—
	$3,231	$3,184	$47	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent consideration - Current	$3,091	$—	$—	$3,091
Foreign currency forward contracts	31	—	31	—
Other liabilities:
Contingent consideration - Long-term	7,436	—	—	7,436
	$10,558	$—	$31	$10,527

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$4,288	$4,288	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	15	—	15	—
	$4,303	$4,288	$15	$—
Liabilities
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$182	$—	$182	$—
Other liabilities:
Contingent consideration - Long-term	3,376	—	—	3,376
	$3,558	$—	$182	$3,376

Changes in the fair value of Level 3 contingent consideration during the six months ended June 28, 2019 were as follows (in thousands):

Contingent Consideration
Balance at December 31, 2018	$3,376
Acquisition of Ingenia	6,569
Fair value adjustments	547
Effect of foreign exchange rates	35
Balance at June 28, 2019	$10,527

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	June 28, 2019 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (Ingenia)	$6,604	Monte Carlo method	Historical and projected revenues from April 2019 through March 2022	N/A
			Revenue volatility	31.3%
			Cost of debt	1.0%
			Revenue discount rate	14.3%

Contingent consideration (Other)	$3,923	Discounted cash flow method	Historical and projected revenues for fiscal years 2018 to 2021	N/A
			Discount rate	22.8%

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

As of June 28, 2019, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $31.2 million and a net gain of less than $0.1 million, respectively. As of December 31, 2018, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $31.2 million and a net loss of $0.2 million, respectively.

The Company recognized an aggregate net gain of $0.4 million and $0.9 million for the three and six months ended June 28, 2019, respectively, and an aggregate net gain of $0.2 million and $0.9 million, respectively, for the three and six months ended June 29, 2018. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statement of operations for all periods presented.

8. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances annually for impairment as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. The Company performed the most recent annual goodwill and indefinite-lived intangible asset impairment test as of the beginning of the second quarter of 2019 and noted no impairment of goodwill.

The following table summarizes changes in goodwill during the six months ended June 28, 2019 (in thousands):

Balance at beginning of the period	$217,662
Goodwill acquired from acquisitions	13,394
Effect of foreign exchange rate changes	(685)
Balance at end of the period	$230,371

Goodwill by reportable segment as of June 28, 2019 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$168,698	$160,661	$52,241	$381,600
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$66,237	$128,939	$35,195	$230,371

Goodwill by reportable segment as of December 31, 2018 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$168,955	$155,017	$44,919	$368,891
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$66,494	$123,295	$27,873	$217,662

Intangible Assets

Intangible assets as of June 28, 2019 and December 31, 2018, respectively, are summarized as follows (in thousands):

	June 28, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$145,369	$(91,250)	$54,119	$134,034	$(86,623)	$47,411
Customer relationships	149,095	(70,733)	78,362	139,097	(64,174)	74,923
Customer backlog	1,925	(1,740)	185	1,738	(1,191)	547
Non-compete covenant	—	—	—	2,514	(2,493)	21
Trademarks and trade names	16,509	(9,427)	7,082	15,915	(8,924)	6,991
Amortizable intangible assets	312,898	(173,150)	139,748	293,298	(163,405)	129,893
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$325,925	$(173,150)	$152,775	$306,325	$(163,405)	$142,920

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

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Amortization expense – cost of revenue	$2,446	$2,489	$4,757	$4,969
Amortization expense – operating expenses	3,772	3,893	7,770	7,591
Total amortization expense	$6,218	$6,382	$12,527	$12,560

Estimated amortization expense for each of the five succeeding years and thereafter as of June 28, 2019 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2019 (remainder of year)	$5,052	$7,539	$12,591
2020	9,775	13,778	23,553
2021	9,798	12,846	22,644
2022	8,223	11,114	19,337
2023	7,031	9,423	16,454
Thereafter	14,240	30,929	45,169
Total	$54,119	$85,629	$139,748

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	June 28,	December 31,
	2019	2018
Raw materials	$75,766	$69,008
Work-in-process	14,275	15,982
Finished goods	21,396	17,337
Demo and consigned inventory	1,860	2,437
Total inventories	$113,297	$104,764

Accrued Expenses and Other Current Liabilities

	June 28,	December 31,
	2019	2018
Accrued compensation and benefits	$14,877	$24,545
Accrued warranty	4,890	4,510
Contract liabilities, current portion	3,056	4,165
Other	18,361	13,075
Total	$41,184	$46,295

Accrued Warranty

	Six Months Ended
	June 28, 2019	June 29, 2018
Balance at beginning of the period	$4,510	$4,835
Provision charged to cost of revenue	1,477	1,235
Warranty liabilities from acquisitions	78	—
Use of provision	(1,167)	(1,244)
Foreign currency exchange rate changes	(8)	(55)
Balance at end of the period	$4,890	$4,771

Other Long Term Liabilities

	June 28,	December 31,
	2019	2018
Finance lease obligations	$6,764	$7,275
Accrued pension liabilities	2,939	3,758
Accrued contingent considerations	7,436	3,376
Other	3,661	2,778
Total	$20,800	$17,187

10. Debt

Debt consisted of the following (in thousands):

	June 28,	December 31,
	2019	2018
Senior Credit Facilities – term loan	$—	$4,600
Less: unamortized debt issuance costs	—	(65)
Total current portion of long-term debt	$—	$4,535

Senior Credit Facilities – term loan	$58,425	$69,925
Senior Credit Facilities – revolving credit facility	157,820	135,058
Less: unamortized debt issuance costs	(1,683)	(2,140)
Total long-term debt	$214,562	$202,843

Total Senior Credit Facilities	$214,562	$207,378

Senior Credit Facilities

In August 2017, the Company entered into an amendment (the “Third Amendment”) to the second amended and restated credit agreement, dated as of May 19, 2016 (the “Second Amended and Restated Credit Agreement”). The Third Amendment increased the revolving credit facility under the Second Amended and Restated Credit Agreement by $100 million, from $225 million to $325 million, and reset the uncommitted accordion feature to $125 million for potential future expansion. Additionally, the Third

Amendment increased the term loan balance from $65.6 million to $90.6 million. Under the Third Amendment, the Company is required to pay quarterly scheduled principal repayments of $2.3 million beginning in October 2017, with the final installment of $56.1 million due upon maturity in May 2021. The Company borrowed $23.6 million under the revolving credit facility in the six months ended June 28, 2019 to fund the acquisition of Ingenia and Med X Change. The Company repaid $16.1 million of its term loan in the six months ended June 28, 2019.

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

The Company is required to satisfy certain financial and non-financial covenants under the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of June 28, 2019.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc., Novanta Corporation, NDS Surgical Imaging LLC, Novanta Europe GmbH, Novanta UK Investments Holding Limited and Novanta Technologies UK Limited. The Second Amended and Restated Credit Agreement also contains customary events of default.

Fair Value of Debt

As of June 28, 2019 and December 31, 2018, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

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

Most leases held by the Company expire between 2019 and 2034. In the U.K., where longer lease terms are more common, the Company has a land lease that extends through 2078. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years, and some include options to terminate the leases within one year. The exercise of lease renewal or termination option is at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s right-of-use assets and operating lease liabilities as they are not reasonably certain of being exercised. The Company regularly evaluates the renewal options and includes the renewal periods in the lease term when they are reasonably certain of being exercised. The depreciable life of right-of-use assets and leasehold improvements is limited to the expected lease terms.

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

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended	Six Months Ended
	June 28,	June 28,
	2019	2019
Operating lease cost	$2,042	$3,865
Finance lease cost
Amortization of right-of-use assets	177	355
Interest on lease liabilities	101	206
Variable lease cost	408	546
Total lease cost	$2,728	$4,972

The following table provides the details of balance sheet information related to leases (in thousands, except lease term and discount rate):

June 28,
2019
Operating leases
Operating lease right-of-use assets	$38,633

Current portion of operating lease liabilities	$5,225
Operating lease liabilities	35,108
Total operating lease liabilities	$40,333

Finance leases
Property, plant and equipment, gross	$13,511
Accumulated depreciation	(7,267)
Property, plant and equipment, net	$6,244

Accrued expenses and other current liabilities	$618
Other liabilities	6,764
Total finance lease liabilities	$7,382

Weighted-average remaining lease term (in years)
Operating leases	10.8
Finance leases	9.8
Weighted-average discount rate
Operating leases	5.71%
Finance leases	5.49%

The following table provides the details of cash flow information related to leases (in thousands):

Six Months Ended
June 28,
2019
Cash paid for amounts included in lease liabilities
Operating cash flows from finance leases	$294
Operating cash flows from operating leases	$4,264
Financing cash flows from finance leases	$283
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,471

Future minimum lease payments under operating and finance leases expiring subsequent to June 28, 2019, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Lease	Finance Lease
2019 (remainder of year)	$3,878	$499
2020	6,240	980
2021	6,090	907
2022	5,340	907
2023	4,687	930
Thereafter	29,138	5,394
Total minimum lease payments	55,373	9,617
Less: Interest	(15,040)	(2,235)
Present value of lease liabilities	$40,333	$7,382

Future minimum lease payments under operating and capital leases expiring subsequent to December 31, 2018 under Accounting Standard Codification Topic 840, “Leases”, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Lease (1)	Capital Lease
2019	$7,797	$990
2020	6,263	980
2021	5,757	907
2022	5,264	907
2023	4,719	930
Thereafter	26,149	5,394
Total minimum lease payments	$55,949	$10,108
(1)	Future minimum lease payments as of December 31, 2018 included common-area maintenance and other property management costs and tax obligations.

12. Common Shares and Share-Based Compensation

Common Share Repurchases

In October 2018, the Company’s Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of the Company’s common shares. During the six months ended June 28, 2019, the Company repurchased 39 thousand shares for an aggregate purchase price of $3.3 million at an average price of $84.75 per share under the 2018 Repurchase Plan.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Selling, general and administrative	$2,089	$1,574	$4,620	$3,498
Research and development and engineering	184	108	295	192
Cost of revenue	105	54	190	90
Total share-based compensation expense	$2,378	$1,736	$5,105	$3,780

Share-based compensation reported in selling, general and administrative expenses included expenses related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors of $0.9 million during the six months ended June 28, 2019. Share-based compensation reported in selling, general and administrative expenses included expenses related to deferred stock units granted to the members of the Company’s Board of Directors of $0.5 million during the six months ended June 29, 2018.

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

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors. Compensation expense associated with DSUs is recognized in full on the date of grant, as the DSUs are fully vested and non-forfeitable upon grant. There were 187 thousand and 179 thousand DSUs outstanding as of June 28, 2019 and December 31, 2018, respectively, which were included in the calculation of weighted average basic shares outstanding for the respective periods.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended June 28, 2019:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	529	$26.98
Granted	103	$75.52
Vested	(164)	$27.37
Forfeited	(20)	$46.60
Unvested at June 28, 2019	448	$37.16
Expected to vest as of June 28, 2019	426

The total fair value of RSUs and DSUs that vested during the six months ended June 28, 2019 was $12.7 million based on the market price of the underlying shares on the date of vesting.

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

The number of common shares to be issued upon settlement following vesting of the EPS-PSUs is determined based on the Company’s cumulative non-GAAP EPS over a three-year performance period against the performance targets established by the Company’s Board of Directors at the time of grant and will be in the range of zero to 200% of the target number of shares. The Company recognizes compensation expense ratably over the performance period based on the number of shares that are deemed probable of vesting at the end of the three-year performance cycle. This probability assessment is performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the consolidated statement of operations in the period in which such determination is made.

The number of shares to be issued upon settlement following vesting of the TSR-PSUs is determined based on the relative market performance of the Company’s common shares compared to the Russell 2000 Index over a three-year performance period using a payout formula established by the Company’s Board of Directors at the time of grant and will be in the range of zero to 200% of the target number of shares. The Company recognizes the related compensation expense based on the fair value of the TSR-PSUs, determined using the Monte-Carlo valuation model as of the grant date, on a straight-line basis from the grant date to the end of the three-year performance period. Compensation expense will not be affected by the number of TSR-PSUs that will actually vest at the end of the three-year performance period.

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended June 28, 2019:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	137	$37.28
Granted	44	$92.93
Performance adjustment (1)	29	$14.13
Vested	(59)	$14.13
Forfeited	—	$—
Unvested at June 28, 2019	151	$57.57
Expected to vest as of June 28, 2019	137
(1)

Represents adjustment for performance-based awards granted on March 30, 2016. These units vested at 200% during the six months ended June 28, 2019 based on the achievement of cumulative Non-GAAP EPS during the performance period of fiscal years 2016 through 2018.

The total fair value of PSUs that vested during the six months ended June 28, 2019 was $5.0 million based on the market price of the underlying shares on the date of vesting.

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte-Carlo valuation model with the following assumptions:

Six Months Ended June 28, 2019
Grant-date stock price	$77.23
Expected volatility	32.54%
Risk-free interest rate	2.46%
Expected annual dividend yield	—
Fair value	$108.58

13. Income Taxes

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

The Company’s effective tax rate of 19.5% for the three months ended June 28, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, and U.K. patent box deductions and other tax credits.

The Company’s effective tax rate of 10.3% for the six months ended June 28, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, and windfall tax benefits upon vesting of certain stock-based compensation awards during the period.

The Company’s effective tax rate of 20.8% for the three months ended June 29, 2018 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, and U.K. patent box deductions and other tax credits; offset by non-deductible expenses recognized under an earn-out agreement in connection with the Zettlex acquisition.

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

14. Restructuring and Acquisition Related Costs

The following table summarizes restructuring and acquisition related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
2019 restructuring	$1,965	$—	$2,932	$—
2018 restructuring	169	988	438	988
Total restructuring charges	2,134	988	3,370	988
Acquisition and related charges	2,179	1,451	2,997	1,476
Total restructuring and acquisition related costs	$4,313	$2,439	$6,367	$2,464

2019 Restructuring

During the fourth quarter of 2018, the Company implemented a restructuring plan intended to realign operations, reduce costs, achieve operational efficiencies and focus resources on growth initiatives. During the three and six months ended June 28, 2019, the Company recorded $1.0 million and $2.0 million, respectively, in severance and related costs, and $0.8 million and $0.9 million, respectively, in facility related costs, in connection with the 2019 restructuring plan. As of June 28, 2019, the Company incurred cumulative costs related to this restructuring plan totaling $3.3 million. The Company anticipates completing the 2019 restructuring program in the first quarter of 2020 and expects to incur additional restructuring charges of $3.0 million to $4.5 million related to the 2019 restructuring program.

The following table summarizes restructuring costs associated with the 2019 restructuring program for each reportable segment and unallocated corporate and shared services costs (in thousands):

	Three Months Ended	Six Months Ended
	June 28,	June 28,
	2019	2019
Photonics	$1,357	$1,550
Vision	306	656
Precision Motion	147	194
Unallocated Corporate and Shared Services	155	532
Total	$1,965	$2,932

2018 Restructuring

During the second quarter of 2018, the Company initiated a program to integrate manufacturing operations as a result of recent acquisition activities. During the three and six months ended June 28, 2019, the Company recorded $0.2 million and $0.4 million, respectively, in severance and related costs in connection with the 2018 restructuring plan. These costs were reported in the Vision reportable segment. As of June 28, 2019, the Company incurred cumulative costs related to this restructuring plan totaling $2.1 million. The Company anticipates completing the 2018 restructuring program during the fourth quarter of 2019 and expects to incur additional restructuring charges of $0.5 million to $0.7 million related to the 2018 restructuring program in the Vision reportable segment.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Other
Balance at December 31, 2018	$1,276	$876	$388	$12
Restructuring charges	3,370	2,281	928	161
Cash payments	(1,897)	(1,719)	(19)	(159)
Reclassification of reserves (a)	(477)	—	(477)	—
Non-cash write-offs and other adjustments	(964)	(144)	(820)	—
Balance at June 28, 2019	$1,308	$1,294	$—	$14
(a)	Accrual related to exited facilities was reclassified to operating lease liabilities upon adoption of ASU 2016-02.

Acquisition and Related Charges

Acquisition related costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $1.4 million and $1.6 million for the three and six months ended June 28, 2019, respectively, and $0.3 million for the three and six months ended June 29, 2018, respectively. Acquisition related costs recognized under earn-out agreements in connection with acquisitions totaled $0.8 million and $1.4 million for the three and six months ended June 28, 2019, respectively, and $1.1 million for the three and six months ended June 29, 2018, respectively. The majority of acquisition related costs for the three and six months ended June 28, 2019 were included in the Company’s Precision Motion and Unallocated Corporate and Shared Services reportable segments.

15. Commitments and Contingencies

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

16. Related Party Transactions

As of March 29, 2019, certain members of the Company’s board of directors served on the board of directors or as an advisor of companies that are customers of the Company. All contracts with these related parties were executed at arm’s length in the ordinary course of business. As of the beginning of the second quarter of 2019, these customers were no longer considered to be related parties.

The aggregate revenue from these customers was $11.6 million for the three months ended March 29, 2019. The aggregate revenue from these customers was $8.5 million and $20.3 million for the three and six months ended June 29, 2018, respectively.

17. Segment Information

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

Based upon the information provided to the CODM, the Company has determined that it operates in three reportable segments: Photonics, Vision, and Precision Motion. The reportable segments and their principal activities consist of the following:

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

Precision Motion

The Precision Motion segment designs, manufactures and markets optical and inductive encoders, precision motor and motion control sub-assemblies, servo drives, air bearings, air bearing spindles and precision machined components to customers worldwide.

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Revenue
Photonics	$58,286	$64,062	$117,511	$125,893
Vision	65,895	53,823	131,831	110,032
Precision Motion	30,964	32,515	62,989	61,440
Total	$155,145	$150,400	$312,331	$297,365

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Gross Profit
Photonics	$27,308	$30,737	$54,622	$60,292
Vision	25,211	20,441	51,184	40,162
Precision Motion	13,759	14,702	27,280	27,962
Unallocated Corporate and Shared Services	(496)	(651)	(1,015)	(1,028)
Total	$65,782	$65,229	$132,071	$127,388

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Gross Profit Margin
Photonics	46.9%	48.0%	46.5%	47.9%
Vision	38.3%	38.0%	38.8%	36.5%
Precision Motion	44.4%	45.2%	43.3%	45.5%
Total	42.4%	43.4%	42.3%	42.8%

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Operating Income (Loss)
Photonics	$11,666	$16,184	$23,976	$31,507
Vision	4,215	391	8,772	866
Precision Motion	5,983	7,612	11,618	16,219
Unallocated Corporate and Shared Services	(6,759)	(7,072)	(14,868)	(14,250)
Total	$15,105	$17,115	$29,498	$34,342

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Depreciation and Amortization Expenses
Photonics	$2,589	$2,966	$5,210	$6,033
Vision	5,197	5,097	10,226	10,271
Precision Motion	1,183	841	2,552	1,344
Unallocated Corporate and Shared Services	71	216	126	539
Total	$9,040	$9,120	$18,114	$18,187

Revenue by Geography

The Company aggregates geographic revenue based on the customer location where products are shipped. Revenue from these customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
United States	$62,010	$60,467	$126,770	$118,580
Germany	18,838	21,012	42,315	41,081
Rest of Europe	35,971	23,347	66,741	50,407
China	15,392	18,367	30,500	33,970
Rest of Asia-Pacific	20,702	24,987	41,149	49,707
Other	2,232	2,220	4,856	3,620
Total	$155,145	$150,400	$312,331	$297,365

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

Revenue by End Market

The Company primarily operates in two end markets: the advanced industrial market and the medical market. Revenue by end market was approximately as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Advanced Industrial	45%	50%	45%	50%
Medical	55%	50%	55%	50%
Total	100%	100%	100%	100%

The majority of revenue from the Photonics and Precision Motion segments is generated from sales to customers in the advanced industrial market. The majority of revenue from the Vision segment is generated from sales to customers in the medical market.

18. Subsequent Events

 On July 31, 2019, the Company acquired ARGES GmbH (“ARGES”), a Wackersdorf, Germany-based manufacturer of innovative laser scanning subsystems for industrial materials processing and medical applications for an initial purchase price of €33.8 million ($37.6 million), consisting of €24.0 million ($26.7 million) in cash and €9.8 million ($10.9 million) in the Company’s common shares (124 thousand shares). The Company expects to pay an additional €24.8 million in cash consideration on June 29, 2020 and up to a maximum of €10.0 million in contingent earnout payments upon the achievement of certain revenue targets from July 2019 through December 2026. The additional contingent earnout payments will be payable annually based on actual revenue achievement against the specified revenue targets, with the first payment due in the first quarter of 2021. ARGES will be included in the Company’s Photonics reportable segment. Information required by ASC 805-10, “Business Combinations,” is not disclosed herein as the Company is in the process of gathering information for its purchase accounting evaluation, including purchase price allocation and other related disclosures.

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

Precision Motion

Our Precision Motion segment designs, manufactures and markets optical and inductive encoders, precision motors, motion control sub-assemblies, servo drives, air bearings, air bearing spindles and precision machined components to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

End Markets

We primarily operate in two end markets: the advanced industrial market and the medical market.

Advanced Industrial Market

For the three and six months ended June 28, 2019, the advanced industrial market accounted for approximately 45% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

For the three and six months ended June 28, 2019, the medical market accounted for approximately 55% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, trends in surgical procedures, changes in technology requirements, changes in customer or patient preferences, and general demographic trends.

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

Significant Events and Updates

Acquisition of Med X Change, Inc.

On June 5, 2019, we acquired 100% of the outstanding stock of Med X Change, Inc. (“Med X Change”), a Bradenton, Florida-based provider of medical grade, high definition and 4K video recording and documentation solutions to OEMs in the medical market, for a total purchase price of $21.8 million, subject to customary working capital adjustments. The acquisition was financed with cash on hand and a $21.0 million draw-down on our revolving credit facility. We expect that the addition of Med X Change will complement and expand the technology capabilities within our Vision reportable segment to provide our medical OEM customers with more integrated operating room solutions.

Acquisition of Ingenia-CAT, S.L.

On April 16, 2019, we acquired 100% of the outstanding stock of Ingenia-CAT, S.L. (“Ingenia”), a Barcelona, Spain-based provider of high-performance servo drives and control software to OEMs in the medical and advanced industrial markets. The purchase price of €14.3 million ($16.2 million), subject to customary working capital adjustments, was financed with cash on hand and borrowings under our revolving credit facility. The purchase price includes €8.5 million ($9.6 million) of cash paid for the acquisition and €5.8 million ($6.6 million) in estimated fair value of contingent consideration payable upon the achievement of certain revenue targets from April 2019 through March 2022. We expect that the addition of Ingenia will enhance our strategic position in precision motion control industry by enabling us to offer a broader range of motion control technologies and integrated solutions. Ingenia is included in our Precision Motion reportable segment.

Results of Operations for the Three and Six Months Ended June 28, 2019 Compared with the Three and Six Months Ended June 29, 2018

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	57.6	56.6	57.7	57.2
Gross profit	42.4	43.4	42.3	42.8
Operating expenses:
Research and development and engineering	8.6	8.3	8.8	8.3
Selling, general and administrative	18.8	19.4	19.5	19.7
Amortization of purchased intangible assets	2.4	2.6	2.5	2.6
Restructuring and acquisition related costs	2.8	1.6	2.0	0.8
Total operating expenses	32.7	32.0	32.8	31.3
Operating income	9.7	11.4	9.4	11.5
Interest income (expense), net	(1.4)	(1.7)	(1.3)	(1.7)
Foreign exchange transaction gains (losses), net	0.0	0.1	0.0	(0.1)
Other income (expense), net	(0.0)	(0.0)	(0.0)	(0.0)
Income before income taxes	8.3	9.8	8.1	9.8
Income tax provision	1.6	2.0	0.8	1.6
Consolidated net income	6.7	7.7	7.2	8.2
Less: Net income attributable to noncontrolling interest	—	(0.4)	—	(0.5)
Net income attributable to Novanta Inc.	6.7%	7.3%	7.2%	7.7%

Overview of Financial Results

Total revenue for the three months ended June 28, 2019 increased $4.7 million, or 3.2%, versus the prior year period. The effect of our current and prior year acquisitions resulted in an increase in revenue of $1.7 million, or 1.2%. In addition, foreign currency exchange rates adversely impacted our revenue by $3.0 million, or 2.0%, for the three months ended June 28, 2019.

Total revenue for the six months ended June 28, 2019 increased $15.0 million, or 5.0%, versus the prior year period. The effect of our current and prior year acquisitions resulted in an increase in revenue of $5.6 million, or 1.9%. In addition, foreign currency exchange rates adversely impacted our revenue by $7.0 million, or 2.4%, for the six months ended June 28, 2019.

Operating income decreased $2.0 million from $17.1 million for the three months ended June 29, 2018 to $15.1 million for the three months ended June 28, 2019. This decrease was primarily attributable to lower gross profit margin and a $1.9 million increase in restructuring and acquisition related costs.

Operating income decreased $4.8 million from $34.3 million for six months ended June 29, 2018 to $29.5 million for the six months ended June 28, 2019. This decrease was primarily attributable to higher investments in research and development and engineering (“R&D”) spending and a $3.9 million increase in restructuring and acquisition related costs.

Diluted earnings per share (“Diluted EPS”) of $0.29 for the three months ended June 28, 2019 decreased $0.03 from the prior year period. The decrease was attributable to an increase in restructuring and acquisition related costs of $1.9 million.

Diluted EPS of $0.64 for the six months ended June 28, 2019 increased $0.14 from the prior year period. The increase was attributable to the negative effect of a $5.1 million Laser Quantum nontaxable redeemable noncontrolling interest redemption value adjustment in the prior year that is not applicable in the current year.

Revenue

The following tables set forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	June 28,	June 29,	Increase	Percentage
	2019	2018	(Decrease)	Change
Photonics	$58,286	$64,062	$(5,776)	(9.0)%
Vision	65,895	53,823	12,072	22.4%
Precision Motion	30,964	32,515	(1,551)	(4.8)%
Total	$155,145	$150,400	$4,745	3.2%

	Six Months Ended
	June 28,	June 29,	Increase	Percentage
	2019	2018	(Decrease)	Change
Photonics	$117,511	$125,893	$(8,382)	(6.7)%
Vision	131,831	110,032	21,799	19.8%
Precision Motion	62,989	61,440	1,549	2.5%
Total	$312,331	$297,365	$14,966	5.0%

Photonics

Photonics segment revenue for the three months ended June 28, 2019 decreased by $5.8 million, or 9.0%, versus the prior year period, primarily due to decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending, and a decrease in revenue from our optical light engine products.

Photonics segment revenue for the six months ended June 28, 2019 decreased by $8.4 million, or 6.7%, versus the prior year period, primarily due to decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending, and a decrease in revenue from our optical light engine products.

Vision

Vision segment revenue for the three months ended June 28, 2019 increased by $12.1 million, or 22.4%, versus the prior year period, primarily due to an increase in revenue from our minimally invasive surgery (“MIS”) products of $12.3 million as a result of increased demand in the medical market.

Vision segment revenue for the six months ended June 28, 2019 increased by $21.8 million, or 19.8%, versus the prior year period primarily due to an increase in revenue from our MIS products of $21.4 million as a result of increased demand in the medical market.

Precision Motion

Precision Motion segment revenue for the three months ended June 28, 2019 decreased by $1.6 million, or 4.8%, versus the prior year period, primarily due to decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending, partially offset by increased demand in the medical market.

Precision Motion segment revenue for the six months ended June 28, 2019 increased by $1.5 million, or 2.5%, versus the prior year period, primarily due to increased demand in the medical market and the Zettlex acquisition in May 2018, partially offset by decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Gross profit:
Photonics	$27,308	$30,737	$54,622	$60,292
Vision	25,211	20,441	51,184	40,162
Precision Motion	13,759	14,702	27,280	27,962
Unallocated Corporate and Shared Services	(496)	(651)	(1,015)	(1,028)
Total	$65,782	$65,229	$132,071	$127,388
Gross profit margin:
Photonics	46.9%	48.0%	46.5%	47.9%
Vision	38.3%	38.0%	38.8%	36.5%
Precision Motion	44.4%	45.2%	43.3%	45.5%

Total	42.4%	43.4%	42.3%	42.8%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended June 28, 2019 decreased $3.4 million, or 11.2%, versus the prior year period, primarily due to a decrease in revenue. Photonics segment gross profit margin was 46.9% for the three months ended June 28, 2019, versus a gross profit margin of 48.0% for the prior year period. The decrease in gross profit margin was primarily attributable to unfavorable product mix.

Photonics segment gross profit for the six months ended June 28, 2019 decreased $5.7 million, or 9.4%, versus the prior year period, primarily due to a decrease in revenue. Photonics segment gross profit margin was 46.5% for the six months ended June 28, 2019, versus gross profit margin of 47.9% for the prior year period. The decrease in gross profit margin was primarily attributable to unfavorable product mix.

Vision

Vision segment gross profit for the three months ended June 28, 2019 increased $4.8 million, or 23.3%, versus the prior year period, primarily due to an increase in revenue. Vision segment gross profit margin was 38.3% for the three months ended June 28, 2019, versus a gross profit margin of 38.0% for the prior year period.

Vision segment gross profit for the six months ended June 28, 2019 increased $11.0 million, or 27.4%, versus the prior year period, primarily due to an increase in revenue. Vision segment gross profit margin was 38.8% for the six months ended June 28, 2019, versus a gross profit margin of 36.5% for the prior year period. The increase in gross profit margin was primarily attributable to changes in product mix.

Precision Motion

Precision Motion segment gross profit for the three months ended June 28, 2019 decreased $0.9 million, or 6.4%, versus the prior year period, primarily due to a decrease in revenue. Precision Motion segment gross profit margin was 44.4% for the three months ended June 28, 2019, versus a gross profit margin of 45.2% for the prior year period. The decrease in gross profit margin was primarily attributable to an increase in amortization of inventory fair value adjustments and amortization of developed technology of $0.2 million, which resulted in a 0.7 percentage point decrease in gross profit margin.

Precision Motion segment gross profit for the six months ended June 28, 2019 decreased $0.7 million, or 2.4%, versus the prior year period, primarily due to a decrease in gross profit margin. Precision Motion segment gross profit margin was 43.3% for the six months ended June 28, 2019, versus a gross profit margin of 45.5% for the prior year period. The decrease in gross profit margin was primarily attributable to unfavorable product mix.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Research and development and engineering	$13,388	$12,551	$27,385	$24,540
Selling, general and administrative	29,204	29,231	61,051	58,451
Amortization of purchased intangible assets	3,772	3,893	7,770	7,591
Restructuring and acquisition related costs	4,313	2,439	6,367	2,464
Total	$50,677	$48,114	$102,573	$93,046

Research and Development and Engineering Expenses

R&D expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $13.4 million, or 8.6% of revenue, during the three months ended June 28, 2019, versus $12.6 million, or 8.3% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to higher investments across the majority of our product lines.

R&D expenses were $27.4 million, or 8.8% of revenue, during the six months ended June 28, 2019, versus $24.5 million, or 8.3% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to higher investments across the majority of our product lines.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $29.2 million, or 18.8% of revenue, during the three months ended June 28, 2019, versus $29.2 million, or 19.4% of revenue, during the prior year period.

SG&A expenses were $61.1 million, or 19.5% of revenue, during the six months ended June 28, 2019, versus $58.5 million, or 19.7% of revenue, during the prior year period. SG&A expenses increased in terms of total dollars primarily due to an increase in stock-based compensation expense and professional services costs.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $3.8 million, or 2.4% of revenue, during the three months ended June 28, 2019, versus $3.9 million, or 2.6% of revenue, during the prior year period.

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $7.8 million, or 2.5% of revenue, during the six months ended June 28, 2019, versus $7.6 million, or 2.6% of revenue, during the prior year period.

Restructuring and Acquisition Related Costs

We recorded restructuring and acquisition related costs of $4.3 million during the three months ended June 28, 2019, versus $2.4 million during the prior year period. The increase in restructuring and acquisition related costs versus the prior year period was primarily due to an increase in restructuring charges of $1.1 million as a result of the 2018 and 2019 restructuring programs and an increase in acquisition related costs of $0.7 million primarily related to professional services fees for acquisitions and earn-out costs associated with the Zettlex acquisition in May 2018.

We recorded restructuring and acquisition related costs of $6.4 million during the six months ended June 28, 2019, versus $2.5 million during the prior year period. The increase in restructuring and acquisition related costs versus the prior year period was primarily due to an increase in restructuring charges of $2.4 million as a result of the 2019 restructuring program and an increase in acquisition related costs of $1.5 million primarily related to professional services fees for acquisitions and earn-out costs associated with the Zettlex acquisition in May 2018.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Operating Income (Loss)
Photonics	$11,666	$16,184	$23,976	$31,507
Vision	4,215	391	8,772	866
Precision Motion	5,983	7,612	11,618	16,219
Unallocated Corporate and Shared Services	(6,759)	(7,072)	(14,868)	(14,250)
Total	$15,105	$17,115	$29,498	$34,342

Photonics

Photonics segment operating income was $11.7 million, or 20.0% of revenue, during the three months ended June 28, 2019, versus $16.2 million, or 25.3% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $3.4 million and an increase in restructuring related charges of $1.4 million associated with the 2019 restructuring program.

Photonics segment operating income was $24.0 million, or 20.4% of revenue, during the six months ended June 28, 2019, versus $31.5 million, or 25.0% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $5.7 million and an increase in restructuring related charges of $1.5 million associated with the 2019 restructuring program.

Vision

Vision segment operating income was $4.2 million, or 6.4% of revenue, during the three months ended June 28, 2019, versus $0.4 million, or 0.7% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $4.8 million, partially offset by an increase in SG&A expenses of $1.0 million.

Vision segment operating income was $8.8 million, or 6.7% of revenue, during the six months ended June 28, 2019, versus $0.9 million, or 0.8% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $11.0 million, partially offset by an increase in R&D and SG&A expenses of $2.3 million.

Precision Motion

Precision Motion segment operating income was $6.0 million, or 19.3% of revenue, during the three months ended June 28, 2019, versus $7.6 million, or 23.4% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $0.9 million and an increase in SG&A expenses of $0.6 million.

Precision Motion segment operating income was $11.6 million, or 18.4% of revenue, during the six months ended June 28, 2019, versus $16.2 million, or 26.4% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $0.7 million and an increase in operating expenses of $3.9 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended June 28, 2019 decreased by $0.3 million versus the prior year period.

Unallocated corporate and shared services costs for the six months ended June 28, 2019 increased by $0.6 million versus the prior year period primarily due to an increase in restructuring and acquisition related costs of $1.5 million, partially offset by a decrease in SG&A expenses of $0.8 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Interest income (expense), net	$(2,160)	$(2,561)	$(4,204)	$(4,919)
Foreign exchange transaction gains (losses), net	27	177	68	(230)
Other income (expense), net	(70)	(46)	(138)	(87)

Interest Income (Expense), Net

Net interest expense was $2.2 million for the three months ended June 28, 2019, versus $2.6 million in the prior year period. The decrease in net interest expense was primarily due to a decrease in average debt levels. The weighted average interest rate on our senior credit facilities was 3.51% during the three months ended June 28, 2019, versus 3.68% during the three months ended June 29, 2018.

Net interest expense was $4.2 million for the six months ended June 28, 2019, versus $4.9 million in the prior year period. The decrease in net interest expense was primarily due to a decrease in average debt levels, partially offset by an increase in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 3.64% during the six months ended June 28, 2019, versus 3.58% during the six months ended June 29, 2018.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were less than $0.1 million net gains for the three months ended June 28, 2019, versus $0.2 million net gains in the prior year period. The decrease in net gains was due to changes in the value of the U.S. Dollar against the British Pound and Euro, partially offset by realized gains from foreign currency contracts.

Foreign exchange transaction gains (losses) were less than $0.1 million net gains for the six months ended June 28, 2019, versus $0.2 million net losses in the prior year period, primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro.

Other Income (Expense), Net

Net other expense was nominal for both the three and six months ended June 28, 2019, respectively, and the three and six months ended June 29, 2018, respectively.

Income Taxes

Our effective tax rate for the three months ended June 28, 2019 was 19.5%, versus 20.8% for the prior year period. Our effective tax rate of 19.5% for the three months ended June 28, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, and U.K. patent box deductions and other tax credits.

Our effective tax rate for the six months ended June 28, 2019 was 10.3%, versus 16.0% for the prior year period. Our effective tax rate of 10.3% for the six months ended June 28, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, and windfall tax benefits upon vesting of certain stock-based compensation awards during the period.

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

As of June 28, 2019, $42.0 million of our $66.1 million cash and cash equivalents was held by subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our revolving credit facility. Approximately 64.7% of our outstanding borrowings under our senior credit facilities was held in our subsidiaries outside of Canada and the United States. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

Share Repurchase Plan

In October 2018, our Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of our common shares. Share repurchases have been made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. During the six months ended June 28, 2019, we repurchased 39 thousand shares for an aggregate purchase price of $3.3 million at an average price of $84.75 per share under the 2018 Repurchase Plan. We had $21.7 million available for share repurchases under the 2018 Repurchase Plan as of June 28, 2019.

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

As of June 28, 2019, we had term loans of $58.4 million and revolving loans of $157.8 million outstanding under the Second Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum leverage ratio and a minimum fixed charge coverage ratio (as defined in the Second Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of June 28, 2019:

	Requirement	Actual
Maximum consolidated leverage ratio	3.50	1.72
Minimum consolidated fixed charge coverage ratio	1.50	5.52

Cash Flows for the Six Months Ended June 28, 2019 and June 29, 2018

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Six Months Ended
	June 28,	June 29,
	2019	2018
Net cash provided by operating activities	$20,853	$40,365
Net cash used in investing activities	$(34,444)	$(34,632)
Net cash provided by (used in) financing activities	$(2,798)	$2,712

	June 28,	December 31,
	2019	2018
Cash and cash equivalents	$66,093	$82,043
Unused and available funds under revolving credit facility	$167,180	$189,942

Operating Cash Flows

Cash provided by operating activities was $20.9 million for the six months ended June 28, 2019, versus $40.4 million for the prior year period. Cash provided by operating activities for the six months ended June 28, 2019 decreased from the prior year period primarily due to increases in the net working capital in the six months ended June 28, 2019 which decreased cash provided by operating activities by $25.9 million.

Cash provided by operating activities for the six months ended June 28, 2019 was negatively impacted by an increase in our days sales outstanding which increased from 51 days at December 31, 2018 to 52 days at June 28, 2019, a decrease in our days payables outstanding which decreased from 52 days at December 31, 2018 to 51 days at June 28, 2019 and an increase in inventories, as our inventory turnover ratio decreased from 3.4 at December 31, 2018 to 3.2 at June 28, 2019. During the six months ended June 28, 2019, we paid the first milestone payment under the Zettlex earn-out agreement amounting to $3.9 million and paid the 2018 annual employee bonuses, both of which had been accrued for as of December 31, 2018.

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

Investing Cash Flows

Cash used in investing activities was $34.4 million for the six months ended June 28, 2019, primarily driven by the Ingenia and Med X Change acquisitions. In connection with these acquisitions, we paid $28.9 million cash considerations (net of cash acquired of $1.0 million) during the six months ended June 28, 2019. We also paid $5.6 million for capital expenditures during the six months ended June 28, 2019.

Cash used in investing activities was $34.6 million for the six months ended June 29, 2018, primarily related to $27.4 million cash outflows (net of cash acquired of $3.8 million) related to the Zettlex acquisition in May 2018 and $7.3 million in capital expenditures.

Financing Cash Flows

Cash used in financing activities was $2.8 million for the six months ended June 28, 2019, primarily due to $16.1 million of term loan payments, $6.7 million of payroll tax payments upon vesting of stock-based compensation awards, and $3.3 million of repurchases of common stock, partially offset by $23.6 million of borrowings under our revolving credit facility used to fund the Ingenia and Med X Change acquisitions.

Cash provided by financing activities was $2.7 million for the six months ended June 29, 2018, primarily due to $30.3 million of borrowings under our revolving credit facility used to fund the Zettlex acquisition, partially offset by $4.6 million of contractual term loan payments, $17.2 million of optional repayments of borrowings under our revolving credit facility, $3.4 million of payroll tax payments upon vesting of stock-based compensation awards, and $1.9 million of repurchases of  common stock.

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

Off-Balance Sheet Arrangements

Through June 28, 2019, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Except for the adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02” or “Topic 842”), through June 28, 2019, there have been no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended June 28, 2019, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 28, 2019, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 28, 2019.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended June 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of the Company’s common stock during the three months ended June 28, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - May 3, 2019	13,300	$86.56	13,300	$23,848,710
May 4 - May 31, 2019	13,900	$82.23	13,900	$22,705,772
June 1 - June 28, 2019	12,200	$85.65	12,200	$21,660,781
Total	39,400		39,400

1.

In October 2018, the Company's Board of Directors approved a share repurchase plan ("the 2018 Repurchase Plan") authorizing the repurchase of up to an aggregate of $25.0 million of the Company's common shares. The share repurchase plan was announced in the quarterly report for the period ended September 28, 2018 filed on November 6, 2018. The shares may be repurchased from time to time, at the Company's discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company's common shares, and general market conditions. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.

2.	The Company has repurchased 39,400 shares of its common shares pursuant to the 2018 Repurchase Plan since its adoption.

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

101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	August 6, 2019
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	August 6, 2019
Robert J. Buckley