Form 10-Q
period 2019-09-27
NOVANTA INC
filed 2019-11-05
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.: 001-35083

NOVANTA INC

(Exact name of registrant as specified in its charter)

New Brunswick, Canada	98-0110412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Middlesex Turnpike Bedford, Massachusetts, USA	01730
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 266-5700

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	NOVT	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2019, there were 35,073,830 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	September 27,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$61,405	$82,043
Accounts receivable, net of allowance of $233 and $321, respectively	98,666	83,955
Inventories	118,573	104,764
Prepaid income taxes and income taxes receivable	6,356	1,852
Prepaid expenses and other current assets	11,860	9,155
Total current assets	296,860	281,769
Property, plant and equipment, net	76,122	65,464
Operating lease assets	35,487	—
Deferred tax assets	9,938	9,492
Other assets	2,734	2,269
Intangible assets, net	168,078	142,920
Goodwill	268,741	217,662
Total assets	$857,960	$719,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$4,535
Accounts payable	47,009	50,733
Income taxes payable	1,661	2,633
Current portion of operating lease liabilities	5,065	—
Accrued expenses and other current liabilities	71,178	46,295
Total current liabilities	124,913	104,196
Long-term debt	227,507	202,843
Operating lease liabilities	32,181	—
Deferred tax liabilities	28,980	22,632
Income taxes payable	4,687	4,463
Other liabilities	36,815	17,187
Total liabilities	455,083	351,321
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,089 and 34,886, respectively	423,856	423,856
Additional paid-in capital	51,168	46,018
Accumulated deficit	(47,536)	(79,092)
Accumulated other comprehensive loss	(24,611)	(22,527)
Total stockholders' equity	402,877	368,255
Total liabilities and stockholders’ equity	$857,960	$719,576

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Revenue	$154,066	$160,794	$466,397	$458,159
Cost of revenue	90,012	91,160	270,272	261,137
Gross profit	64,054	69,634	196,125	197,022
Operating expenses:
Research and development and engineering	13,811	13,204	41,196	37,744
Selling, general and administrative	27,926	29,147	88,977	87,598
Amortization of purchased intangible assets	3,970	3,947	11,740	11,538
Restructuring and acquisition related costs	5,546	2,341	11,913	4,805
Total operating expenses	51,253	48,639	153,826	141,685
Operating income	12,801	20,995	42,299	55,337
Interest income (expense), net	(2,153)	(2,396)	(6,357)	(7,315)
Foreign exchange transaction gains (losses), net	387	66	455	(164)
Other income (expense), net	(48)	(44)	(186)	(131)
Income before income taxes	10,987	18,621	36,211	47,727
Income tax provision	2,064	3,632	4,655	8,276
Consolidated net income	8,923	14,989	31,556	39,451
Less: Net income attributable to noncontrolling interest	—	(435)	—	(1,986)
Net income attributable to Novanta Inc.	$8,923	$14,554	$31,556	$37,465

Earnings per common share attributable to Novanta Inc. (Note 5):
Basic	$0.25	$0.61	$0.90	$1.12
Diluted	$0.25	$0.60	$0.89	$1.11

Weighted average common shares outstanding—basic	35,074	34,899	35,012	34,918
Weighted average common shares outstanding—diluted	35,585	35,485	35,523	35,469

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Consolidated net income	$8,923	$14,989	$31,556	$39,451
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(2,821)	(490)	(3,144)	(2,482)
Pension liability adjustments, net of tax (2)	490	223	1,060	978
Total other comprehensive income	(2,331)	(267)	(2,084)	(1,504)
Total consolidated comprehensive income	6,592	14,722	29,472	37,947
Less: Comprehensive income attributable to noncontrolling interest	—	(435)	—	(1,986)
Comprehensive income attributable to Novanta Inc.	$6,592	$14,287	$29,472	$35,961

(1)	The tax effect on this component of comprehensive income was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income was nominal for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Novanta Inc. Stockholders
	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	# of Shares	Amount	Capital	Deficit	Income (Loss)	Total
	Three Months Ended September 27, 2019
Balance at June 28, 2019	34,972	$423,856	$41,065	$(56,459)	$(22,280)	$386,182
Net income	—	—	—	8,923	—	8,923
Common shares issued for business combination	124	—	10,900	—	—	10,900
Common shares issued under stock plans	36	—	425	—	—	425
Common shares withheld for taxes on vested stock awards	(1)	—	(120)	—	—	(120)
Repurchases of common shares	(42)	—	(3,345)	—	—	(3,345)
Share-based compensation	—	—	2,243	—	—	2,243
Other comprehensive income, net of tax	—	—	—	—	(2,331)	(2,331)
Balance at September 27, 2019	35,089	$423,856	$51,168	$(47,536)	$(24,611)	$402,877

	Nine Months Ended September 27, 2019
Balance at December 31, 2018	34,886	$423,856	$46,018	$(79,092)	$(22,527)	$368,255
Net income	—	—	—	31,556	—	31,556
Common shares issued for business combination	124	—	10,900	—	—	10,900
Common shares issued under stock plans	245	—	425	—	—	425
Common shares withheld for taxes on vested stock awards	(85)	—	(6,839)	—	—	(6,839)
Repurchases of common shares	(81)	—	(6,684)	—	—	(6,684)
Share-based compensation	—	—	7,348	—	—	7,348
Other comprehensive income, net of tax	—	—	—	—	(2,084)	(2,084)
Balance at September 27, 2019	35,089	$423,856	$51,168	$(47,536)	$(24,611)	$402,877

	Three Months Ended September 28, 2018
Balance at June 29, 2018	34,671	$423,856	$31,793	$(112,167)	$(19,117)	$324,365
Net income	—	—	—	14,554	—	14,554
Redeemable noncontrolling interest redemption value adjustment	—	—	—	6,877	—	6,877
Acquisition of noncontrolling interest	213	—	14,401	—	—	14,401
Common shares issued under stock plans	62	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(2)	—	(116)	—	—	(116)
Repurchase of common shares	(28)	—	(1,836)	—	—	(1,836)
Share-based compensation	—	—	1,695	—	—	1,695
Other comprehensive income, net of tax	—	—	—	—	(267)	(267)
Balance at September 28, 2018	34,916	$423,856	$45,937	$(90,736)	$(19,384)	$359,673

	Nine Months Ended September 28, 2018
Balance at December 31, 2017	34,595	$423,856	$33,309	$(127,740)	$(17,880)	$311,545
Net income	—	—	—	37,465	—	37,465
Redeemable noncontrolling interest redemption value adjustment	—	—	—	1,781	—	1,781
Acquisition of noncontrolling interest	213	—	14,401	—	—	14,401
Common shares issued under stock plans	228	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(63)	—	(3,483)	—	—	(3,483)
Repurchase of common shares	(57)	—	(3,765)	—	—	(3,765)
Share-based compensation	—	—	5,475	—	—	5,475
Adoption of ASU 2016-16	—	—	—	(2,242)	—	(2,242)
Other comprehensive income, net of tax	—	—	—	—	(1,504)	(1,504)
Balance at September 28, 2018	34,916	$423,856	$45,937	$(90,736)	$(19,384)	$359,673

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	September 27,	September 28,
	2019	2018
Cash flows from operating activities:
Consolidated net income	$31,556	$39,451
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	27,954	27,386
Provision for inventory excess and obsolescence	1,968	1,765
Share-based compensation	7,348	5,475
Deferred income taxes	(3,176)	(3,309)
Inventory acquisition fair value adjustments	708	—
Other	1,372	510
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(12,147)	(5,747)
Inventories	(7,744)	(9,041)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(5,544)	1,234
Accounts payable, income taxes payable, accrued expenses and other current liabilities	(16,340)	10,101
Other non-current assets and liabilities	1,888	(105)
Cash provided by operating activities	27,843	67,720
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and working capital adjustments	(53,143)	(29,600)
Purchases of property, plant and equipment	(7,951)	(11,645)
Acquisition of assets	—	(1,225)
Other investing activities	42	213
Cash used in investing activities	(61,052)	(42,257)
Cash flows from financing activities:
Borrowings under revolving credit facility	66,792	55,253
Repayments of term loan and revolving credit facility	(40,768)	(29,059)
Payments of withholding taxes from share-based awards	(6,839)	(3,483)
Repurchases of common shares	(6,684)	(3,765)
Acquisition of noncontrolling interest	—	(30,800)
Other financing activities	(122)	(420)
Cash provided by (used in) financing activities	12,379	(12,274)
Effect of exchange rates on cash and cash equivalents	192	(1,432)
Increase (decrease) in cash and cash equivalents	(20,638)	11,757
Cash and cash equivalents, beginning of the period	82,043	100,057
Cash and cash equivalents, end of the period	$61,405	$111,814
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,832	$6,716
Cash paid for income taxes	$12,770	$15,173
Income tax refunds received	$515	$2,245

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2019

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

Recent Accounting Pronouncements

The following table provides a brief description of recent Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):

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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”

ASU 2016-13 requires the measurement of all expected credit losses of financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward looking information to better inform their credit loss estimates.

		January 1, 2020. Early adoption is permitted.	The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of September 27, 2019 and December 31, 2018, contract liabilities were $4.9 million and $4.7 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the nine months ended September 27, 2019 is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by $3.7 million of revenue recognized during the period that was included in the contract liability balance at December 31, 2018.

Disaggregated Revenue

See Note 17 for the Company’s disaggregation of revenue by segment, geography and end market.

3. Business Combinations

Acquisitions

On July 31, 2019, the Company acquired 100% of the outstanding shares of ARGES GmbH (“ARGES”), a Wackersdorf, Germany-based manufacturer of innovative laser scanning subsystems used in industrial materials processing and medical applications, for a total purchase price of €65.5 million ($72.9 million), subject to customary working capital adjustments. The purchase price consists of €24.0 million ($26.7 million) cash paid at closing, 124 thousand Novanta common shares issued upon closing (with a fair market value of €9.8 million, or $10.9 million, based on the closing market price of $87.58 per share on July 30, 2019), €7.1 million ($7.9 million) estimated fair value of contingent consideration and €24.7 million ($27.4 million) deferred cash consideration, which is expected to be paid on June 29, 2020. The contingent consideration payments will be payable annually based on actual revenue achievement against certain revenue targets from August 2019 through December 2026, with the first payment due in the first quarter of 2021. The undiscounted range of contingent consideration is zero to €10.0 million. The initial cash purchase price was financed with borrowings under the Company’s revolving credit facility. The addition of ARGES complements and expands the Company’s existing portfolio of lasers and laser beam steering solutions capabilities within the Photonics reportable segment.

On June 5, 2019, the Company acquired 100% of the outstanding stock of Med X Change, Inc. (“Med X Change”), a Bradenton, Florida-based provider of medical grade, high definition and 4K video recording and documentation solutions to OEMs in the medical market. The purchase price of $21.9 million, net of working capital adjustments, was financed with cash on hand and $21.0 million borrowings under the Company’s revolving credit facility. The addition of Med X Change complements and broadens the range of technology capabilities within the Company’s Vision reportable segment by providing its medical OEM customers with more integrated operating room solutions.

On April 16, 2019, the Company acquired 100% of the outstanding stock of Ingenia-CAT, S.L. (“Ingenia”), a Barcelona, Spain-based provider of high-performance servo drives and control software to OEMs in the medical and advanced industrial markets, for a total purchase price of €14.3 million ($16.2 million), net of working capital adjustments. The purchase price consists of €8.5 million ($9.6 million) of cash consideration and €5.8 million ($6.6 million) estimated fair value of contingent consideration. The contingent consideration payments will be payable annually based on actual revenue achievement against certain revenue targets from April 2019 through March 2022, with the first payment due in the second quarter of 2020. The undiscounted range of contingent consideration is zero to €8.0 million. The initial cash purchase price was financed with cash on hand and borrowings under the Company’s revolving credit facility. The Ingenia purchase and sale agreement requires €0.8 million ($0.9 million) of the purchase price to be held back by the Company for indemnification of certain representations and warranties claims by the Company until the

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

expiration of the holdback agreement in October 2021. The addition of Ingenia enhances the Company’s strategic position in the precision motion control industry by enabling it to offer a broader range of motion control technologies and integrated solutions. Ingenia is included in the Company’s Precision Motion reportable segment.

Allocation of Purchase Price

The acquisitions of ARGES, Med X Change and Ingenia have been accounted for as business combinations. The allocation of the purchase price is based upon a valuation of assets acquired and liabilities assumed. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions developed by management. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date.

ARGES

Based upon a preliminary valuation, the total purchase price for ARGES was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$3,159
Accounts receivable	1,542
Inventories	8,295
Property, plant and equipment	13,884
Intangible assets	24,713
Goodwill	42,355
Other assets	1,990
Total assets acquired	95,938
Accounts payable	2,598
Deferred tax liabilities	7,457
Other liabilities	12,954
Total liabilities assumed	23,009
Total assets acquired, net of liabilities assumed	72,929
Less: cash acquired	3,159
Total purchase price, net of cash acquired	69,770
Less: contingent consideration	7,870
Less: issuance of common shares	10,900
Less: deferred cash consideration	27,442
Net cash used for acquisition of business	$23,558

The purchase price allocation is preliminary as the Company is in the process of collecting additional information for the valuation of inventories, intangible assets, contingent consideration and unrecognized tax benefits.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

The fair value of intangible assets for ARGES is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$11,355	15 years
Customer relationships	11,800	15 years
Trademarks and trade names	1,225	10 years
Backlog	333	5 months
Total	$24,713

The purchase price allocation resulted in $24.7 million of identifiable intangible assets and $42.4 million of goodwill. As the ARGES acquisition is an acquisition of outstanding common shares, none of the resulting goodwill is expected to be deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) ARGES’s ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) ARGES’s ability to grow the business through new product introductions; and (iii) cost improvements due to the integration of ARGES’s operations into the Company’s existing infrastructure.

The operating results of ARGES were included in the Company’s results of operations beginning on July 31, 2019. ARGES contributed revenues of $1.9 million and a loss before income taxes of $1.4 million for the nine months ended September 27, 2019. Loss before income taxes for the nine months ended September 27, 2019 included amortization of inventory fair value adjustments and amortization of purchased intangible assets of $0.9 million.

The pro forma financial information reflecting the operating results of ARGES, as if it had been acquired as of January 1, 2018, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2018.

Med X Change and Ingenia

Based upon a preliminary valuation, the total purchase price for Med X Change and Ingenia was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$1,000
Accounts receivable	1,739
Inventories	2,372
Property, plant and equipment	496
Intangible assets	22,376
Goodwill	13,539
Other assets	601
Total assets acquired	42,123
Accounts payable	604
Deferred tax liabilities	2,550
Other liabilities	910
Total liabilities assumed	4,064
Total assets acquired, net of liabilities assumed	38,059
Less: cash acquired	1,000
Total purchase price, net of cash acquired	37,059
Less: contingent consideration	6,569
Less: purchase price holdback	905
Net cash used for acquisition of businesses	$29,585

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

The purchase price allocation is preliminary as the Company is in the process of collecting additional information for the valuation of unrecognized tax benefits.

The fair value of intangible assets for Med X Change and Ingenia is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$11,072	10 years
Customer relationships	10,465	15 years
Trademarks and trade names	639	9 years
Backlog	200	7 months
Total	$22,376

The Company recorded an aggregate of $22.4 million of identifiable intangible assets and $13.5 million of goodwill from these acquisitions. Goodwill amounting to $6.2 million from the Med X Change acquisition is expected to be fully deductible for tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) their ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) their ability to grow business through new product introductions; and (iii) cost improvements due to the integration of Med X Change and Ingenia operations into the Company’s existing infrastructure.

The operating results of Med X Change and Ingenia were included in the Company’s results of operations beginning on the respective acquisition dates. These acquisitions contributed revenues of $4.0 million and a loss before income taxes of $0.1 million for the nine months ended September 27, 2019. Loss before income taxes for the nine months ended September 27, 2019 included amortization of inventory fair value adjustments and amortization of purchased intangible assets of $1.0 million.

The pro forma financial information reflecting the operating results of Med X Change and Ingenia, as if they had been acquired as of January 1, 2018, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2018.

Acquisition Costs

Acquisition costs are included in restructuring and acquisition related costs in the consolidated statements of operations. Acquisition costs for ARGES, Ingenia and Med X Change were $1.4 million for the nine months ended September 27, 2019.

4. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) was as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Income (Loss)	Adjustments	Adjustments
Balance at December 31, 2018	$(22,527)	$(12,485)	$(10,042)
Other comprehensive income (loss)	(2,831)	(3,144)	313
Amounts reclassified from accumulated other comprehensive income (loss) (1)	747	—	747
Balance at September 27, 2019	$(24,611)	$(15,629)	$(8,982)

(1)	The amounts reclassified from other comprehensive income (loss) were included in other income (expense) in the consolidated statements of operations.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

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

For diluted earnings per common share, the denominator also includes the dilutive effect of outstanding common share equivalents. For the three and nine months ended September 27, 2019 and September 28, 2018, respectively, weighted average shares outstanding for the diluted earnings per common share included the dilutive effect of outstanding restricted stock units, stock options, total shareholder return performance-based restricted stock units and the 2017 non-GAAP EPS performance-based restricted stock units, determined using the treasury stock method. The dilutive effects of market-based contingently issuable shares are included in the weighted average dilutive share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period. Dilutive effects of attainment-based contingently issuable shares granted to the former Laser Quantum noncontrolling interest shareholders, as well as the 2018 and 2019 non-GAAP EPS performance-based restricted stock units will be included in the weighted average dilutive share calculation when the performance targets have been achieved.

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019(1)	2018(2)	2019(1)	2018(2)
Numerators:
Consolidated net income	$8,923	$14,989	$31,556	$39,451
Less: Net income attributable to noncontrolling interest	—	(435)	—	(1,986)
Net income attributable to Novanta Inc.	8,923	14,554	31,556	37,465
Redeemable noncontrolling interest redemption value adjustment	—	6,877	—	1,781
Net income attributable to Novanta Inc. after adjustment for redeemable noncontrolling interest redemption value	$8,923	$21,431	$31,556	$39,246

Denominators:
Weighted average common shares outstanding— basic	35,074	34,899	35,012	34,918
Dilutive potential common shares	511	586	511	551
Weighted average common shares outstanding— diluted	35,585	35,485	35,523	35,469
Antidilutive potential common shares excluded from above	35	—	43	—

Earnings per Common Share Attributable to Novanta Inc.:
Basic	$0.25	$0.61	$0.90	$1.12
Diluted	$0.25	$0.60	$0.89	$1.11

(1)

47,147 performance-based restricted stock units granted to certain members of the executive management team and 213,219 shares of restricted stock issued to Laser Quantum former non-controlling interest holders are considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of September 27, 2019.

(2)

53,968 performance-based restricted stock units granted to certain members of the executive management team and 213,219 shares of restricted stock issued to Laser Quantum former non-controlling interest holders were considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of September 28, 2018.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

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

Contingent Considerations

On July 31, 2019, the Company acquired ARGES. Under the purchase and sale agreement for the ARGES acquisition, the former owner of ARGES is eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from August 2019 through December 2026. The undiscounted range of possible contingent consideration is zero to €10.0 million. If the revenue targets are achieved, the contingent consideration would be payable annually with the first payment due in the first quarter of 2021. The estimated fair value of the contingent consideration of €7.1 million ($7.9 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring and acquisition related costs until the liability is fully settled. There have been no changes to the fair value of the contingent consideration since the acquisition date.

On April 16, 2019, the Company acquired Ingenia. Under the purchase and sale agreement for the Ingenia acquisition, the shareholders of Ingenia are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from April 2019 through March 2022. The undiscounted range of possible contingent consideration is zero to €8.0 million. If the revenue targets are achieved, the contingent consideration would be payable in cash in three annual installments from 2020 to 2022. The estimated fair value of the contingent consideration of €5.8 million ($6.6 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring and acquisition related costs until the liability is fully settled. There have been no changes to the fair value of the contingent consideration since the acquisition date.

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the former owners are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from 2018 to 2021 from products utilizing the acquired technologies. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If the revenue targets are achieved, the contingent consideration would be payable in cash in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. Subsequent changes in the estimated fair value of this contingent liability are recorded as adjustments to the carrying value of the asset acquired and amortized over the remaining useful life of the underlying

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

asset. Based on revenue performance as of September 27, 2019 and the most recent revenue projections for the remainder of 2019 and fiscal years 2020 and 2021, the fair value of the contingent consideration was adjusted to $4.7 million as of September 27, 2019.

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 27, 2019 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$3,439	$3,439	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	354	—	354	—
	$3,793	$3,439	$354	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$3,769	$—	$—	$3,769
Foreign currency forward contracts	21	—	21	—
Other liabilities:
Contingent considerations - Long-term	14,998	—	—	14,998
	$18,788	$—	$21	$18,767

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$4,288	$4,288	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	15	—	15	—
	$4,303	$4,288	$15	$—
Liabilities
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$182	$—	$182	$—
Other liabilities:
Contingent considerations - Long-term	3,376	—	—	3,376
	$3,558	$—	$182	$3,376

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

Changes in the fair value of Level 3 contingent considerations during the nine months ended September 27, 2019 were as follows (in thousands):

Contingent Considerations
Balance at December 31, 2018	$3,376
Acquisition of ARGES	7,870
Acquisition of Ingenia	6,569
Fair value adjustments	1,285
Effect of foreign exchange rates	(333)
Balance at September 27, 2019	$18,767

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	September 27, 2019 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (ARGES)	$7,743	Monte Carlo method	Historical and projected revenues from July 2019 through December 2026	N/A
			Revenue volatility	32.7%
			Cost of debt	1.5%
			Revenue discount rate	7.4%

Contingent consideration (Ingenia)	$6,363	Monte Carlo method	Historical and projected revenues from April 2019 through March 2022	N/A
			Revenue volatility	31.3%
			Cost of debt	1.0%
			Revenue discount rate	14.3%

Contingent consideration (Other)	$4,661	Discounted cash flow method	Historical and projected revenues for fiscal years 2018 to 2021	N/A
			Revenue discount rate	22.8%

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

designated as cash flow, fair value or net investment hedges. All changes in the fair value of these forward contracts are recognized in income before income taxes.

As of September 27, 2019, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $29.1 million and a net gain of $0.3 million, respectively. As of December 31, 2018, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $31.2 million and a net loss of $0.2 million, respectively.

The Company recognized an aggregate net gain of $0.7 million and $1.2 million for the three and nine months ended September 27, 2019, respectively, and an aggregate net loss of $0.2 million and an aggregate net gain of $0.7 million for the three and nine months ended September 28, 2018, respectively. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statement of operations for all periods presented.

8. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances annually for impairment as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. The Company performed the most recent annual goodwill and indefinite-lived intangible asset impairment test as of the beginning of the second quarter of 2019 and noted no impairment.

The following table summarizes changes in goodwill during the nine months ended September 27, 2019 (in thousands):

Balance at beginning of the period	$217,662
Goodwill acquired from acquisitions	55,894
Effect of foreign exchange rate changes	(4,815)
Balance at end of the period	$268,741

Goodwill by reportable segment as of September 27, 2019 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$209,506	$158,781	$51,683	$419,970
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$107,045	$127,059	$34,637	$268,741

Goodwill by reportable segment as of December 31, 2018 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$168,955	$155,017	$44,919	$368,891
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$66,494	$123,295	$27,873	$217,662

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

Intangible Assets

Intangible assets as of September 27, 2019 and December 31, 2018, respectively, are summarized as follows (in thousands):

	September 27, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$155,528	$(93,459)	$62,069	$134,034	$(86,623)	$47,411
Customer relationships	158,550	(73,754)	84,796	139,097	(64,174)	74,923
Customer backlog	2,208	(1,925)	283	1,738	(1,191)	547
Non-compete covenant	—	—	—	2,514	(2,493)	21
Trademarks and trade names	17,514	(9,611)	7,903	15,915	(8,924)	6,991
Amortizable intangible assets	333,800	(178,749)	155,051	293,298	(163,405)	129,893
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$346,827	$(178,749)	$168,078	$306,325	$(163,405)	$142,920

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

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Amortization expense – cost of revenue	$2,797	$2,492	$7,554	$7,461
Amortization expense – operating expenses	3,970	3,947	11,740	11,538
Total amortization expense	$6,767	$6,439	$19,294	$18,999

Estimated amortization expense for each of the five succeeding years and thereafter as of September 27, 2019 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2019 (remainder of year)	$2,856	$4,060	$6,916
2020	10,697	13,602	24,299
2021	10,896	13,307	24,203
2022	9,320	12,510	21,830
2023	8,176	10,880	19,056
Thereafter	20,124	38,623	58,747
Total	$62,069	$92,982	$155,051

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	September 27,	December 31,
	2019	2018
Raw materials	$78,489	$69,008
Work-in-process	16,544	15,982
Finished goods	21,614	17,337
Demo and consigned inventory	1,926	2,437
Total inventories	$118,573	$104,764

Accrued Expenses and Other Current Liabilities

	September 27,	December 31,
	2019	2018
Accrued compensation and benefits	$15,675	$24,545
Accrued warranty	4,728	4,510
Contract liabilities, current portion	4,549	4,165
Deferred purchase price for acquisitions	27,027	—
Other	19,199	13,075
Total	$71,178	$46,295

Accrued Warranty

	Nine Months Ended
	September 27, 2019	September 28, 2018
Balance at beginning of the period	$4,510	$4,835
Provision charged to cost of revenue	1,903	2,503
Warranty liabilities from acquisitions	175	—
Use of provision	(1,802)	(2,243)
Foreign currency exchange rate changes	(58)	(54)
Balance at end of the period	$4,728	$5,041

Other Long Term Liabilities

	September 27,	December 31,
	2019	2018
Finance lease obligations	$14,960	$7,275
Accrued pension liabilities	2,473	3,758
Accrued contingent considerations	14,998	3,376
Other	4,384	2,778
Total	$36,815	$17,187

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

10. Debt

Debt consisted of the following (in thousands):

	September 27,	December 31,
	2019	2018
Senior Credit Facilities – term loan	$—	$4,600
Less: unamortized debt issuance costs	—	(65)
Total current portion of long-term debt	$—	$4,535

Senior Credit Facilities – term loan	$56,125	$69,925
Senior Credit Facilities – revolving credit facility	172,847	135,058
Less: unamortized debt issuance costs	(1,465)	(2,140)
Total long-term debt	$227,507	$202,843

Total Senior Credit Facilities	$227,507	$207,378

Senior Credit Facilities

In August 2017, the Company entered into an amendment (the “Third Amendment”) to the second amended and restated credit agreement, dated as of May 19, 2016 (the “Second Amended and Restated Credit Agreement”). The Third Amendment increased the revolving credit facility under the Second Amended and Restated Credit Agreement by $100 million, from $225 million to $325 million, and reset the uncommitted accordion feature to $125 million for potential future expansion. Additionally, the Third Amendment increased the term loan balance from $65.6 million to $90.6 million. Under the Third Amendment, the Company is required to pay quarterly scheduled principal repayments of $2.3 million beginning in October 2017, with the final installment of $56.1 million due upon maturity in May 2021. The Company borrowed $66.8 million under the revolving credit facility in the nine months ended September 27, 2019 to fund the acquisition of Ingenia, Med X Change and ARGES. The Company repaid $40.8 million of its term loan and revolving credit facility in the nine months ended September 27, 2019.

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

The Company is required to satisfy certain financial and non-financial covenants under the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of September 27, 2019.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc., Novanta Corporation, NDS Surgical Imaging LLC, Novanta Europe GmbH, Novanta UK Investments Holding Limited and Novanta Technologies UK Limited. The Second Amended and Restated Credit Agreement also contains customary events of default.

Fair Value of Debt

As of September 27, 2019 and December 31, 2018, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

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

Most leases held by the Company expire between 2019 and 2034. In the U.K., where longer lease terms are more common, the Company has a land lease that extends through 2078. Certain leases include terms such as an option to purchase the property, one or more options to renew, with renewal terms that can extend the lease term from one to 10 years, and options to terminate the leases within one year. The exercise of lease renewal or termination option is at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s right-of-use assets and operating lease liabilities as they are not reasonably certain of being exercised. The Company regularly evaluates the renewal options and includes the renewal periods in the lease term when they are reasonably certain of being exercised. The depreciable life of right-of-use assets and leasehold improvements is limited to the expected lease terms.

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

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended	Nine Months Ended
	September 27,	September 27,
	2019	2019
Operating lease cost	$1,830	$5,695
Finance lease cost
Amortization of right-of-use assets	228	583
Interest on lease liabilities	110	316
Variable lease cost	505	1,051
Total lease cost	$2,673	$7,645

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

The following table provides the details of balance sheet information related to leases (in thousands, except lease term and discount rate):

September 27,
2019
Operating leases
Operating lease right-of-use assets	$35,487

Current portion of operating lease liabilities	$5,065
Operating lease liabilities	32,181
Total operating lease liabilities	$37,246

Finance leases
Property, plant and equipment, gross	$22,677
Accumulated depreciation	(7,537)
Property, plant and equipment, net	$15,140

Accrued expenses and other current liabilities	$1,294
Other liabilities	14,960
Total finance lease liabilities	$16,254

Weighted-average remaining lease term (in years)
Operating leases	10.1
Finance leases	5.0
Weighted-average discount rate
Operating leases	5.73%
Finance leases	5.06%

The following table provides the details of cash flow information related to leases (in thousands):

Nine Months Ended
September 27,
2019
Cash paid for amounts included in lease liabilities
Operating cash flows from finance leases	$404
Operating cash flows from operating leases	$5,124
Financing cash flows from finance leases	$547
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,649
Right-of-use assets obtained in exchange for new finance lease liabilities	$9,209

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

Future minimum lease payments under operating and finance leases expiring subsequent to September 27, 2019, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Lease	Finance Lease(1)
2019 (remainder of year)	$1,561	$433
2020	6,111	9,891
2021	5,868	907
2022	5,065	907
2023	4,419	930
Thereafter	28,415	5,394
Total minimum lease payments	51,439	18,462
Less: Interest	(14,193)	(2,208)
Present value of lease liabilities	$37,246	$16,254

(1)	Future minimum lease payments under finance lease include the exercise price to purchase a facility in Germany for the year ending December 31, 2020.

Future minimum lease payments under operating and capital leases expiring subsequent to December 31, 2018 under Accounting Standards Codification Topic 840, “Leases”, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Lease (1)	Capital Lease
2019	$7,797	$990
2020	6,263	980
2021	5,757	907
2022	5,264	907
2023	4,719	930
Thereafter	26,149	5,394
Total minimum lease payments	$55,949	$10,108

(1)	Future minimum lease payments as of December 31, 2018 included common-area maintenance and other property management costs and tax obligations.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

12. Common Shares and Share-Based Compensation

Common Share Repurchases

In October 2018, the Company’s Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of the Company’s common shares. During the nine months ended September 27, 2019, the Company repurchased 81 thousand shares for an aggregate purchase price of $6.7 million at an average price of $82.83 per share under the 2018 Repurchase Plan.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Selling, general and administrative	$1,926	$1,523	$6,546	$5,021
Research and development and engineering	171	114	466	306
Cost of revenue	146	58	336	148
Total share-based compensation expense	$2,243	$1,695	$7,348	$5,475

Share-based compensation reported in selling, general and administrative expenses included expenses related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors of $0.9 million during the nine months ended September 27, 2019. Share-based compensation reported in selling, general and administrative expenses included expenses related to deferred stock units granted to the members of the Company’s Board of Directors of $0.5 million during the nine months ended September 28, 2018.

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

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors. Compensation expense associated with DSUs is recognized in full on the date of grant, as the DSUs are fully vested and non-forfeitable upon grant. There were 187 thousand and 179 thousand DSUs outstanding as of September 27, 2019 and December 31, 2018, respectively, which were included in the calculation of weighted average basic shares outstanding for the respective periods.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 27, 2019:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	529	$26.98
Granted	111	$75.93
Vested	(170)	$27.34
Forfeited	(23)	$48.01
Unvested at September 27, 2019	447	$37.87
Expected to vest as of September 27, 2019	427

The total fair value of RSUs and DSUs that vested during the nine months ended September 27, 2019 was $13.2 million based on the market price of the underlying shares on the date of vesting.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

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

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 27, 2019:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	137	$37.28
Granted	46	$92.63
Performance adjustment (1)	29	$14.13
Vested	(59)	$14.13
Forfeited	—	$—
Unvested at September 27, 2019	153	$57.92
Expected to vest as of September 27, 2019	150
(1)

Represents adjustment for performance-based awards granted on March 30, 2016. These units vested at 200% during the nine months ended September 27, 2019 based on the achievement of cumulative Non-GAAP EPS during the performance period of fiscal years 2016 through 2018.

The total fair value of PSUs that vested during the nine months ended September 27, 2019 was $5.0 million based on the market price of the underlying shares on the date of vesting.

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte-Carlo valuation model with the following assumptions:

Nine Months Ended September 27, 2019
Grant-date stock price	$77.23
Expected volatility	32.54%
Risk-free interest rate	2.46%
Expected annual dividend yield	—
Fair value	$108.58

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

Stock Options

The fair value of stock options is estimated using the Black-Scholes valuation model. Key input assumptions include the expected option term, the expected volatility of the common shares over the expected term of the option, the risk-free interest rate, and the expected dividend yield. Compensation expense related to stock options is recognized in the consolidated statement of operations on a straight-line basis over the vesting period. No stock options were granted during the nine months ended September 27, 2019.

The total fair value of stock options that exercised during the nine months ended September 27, 2019, based on the difference between market price on the date of exercise and the date of grant, was $2.4 million. The total amount of cash received from the exercise of these stock options was $0.4 million. There were 73 thousand stock options outstanding as of September 27, 2019.

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

The Company’s effective tax rate of 18.8% for the three months ended September 27, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits.

The Company’s effective tax rate of 12.9% for the nine months ended September 27, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, and windfall tax benefits upon vesting of certain share-based compensation awards during the period.

The Company’s effective tax rate of 19.5% for the three months ended September 28, 2018 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits; offset by non-deductible expenses recognized under an earn-out agreement in connection with the Company’s acquisition of Zettlex Holdings Limited (“Zettlex”) in 2018.

The Company’s effective tax rate of 17.3% for the nine months ended September 28, 2018 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, and windfall tax benefits upon vesting of certain share-based compensation awards during the period; offset by non-deductible expenses recognized under an earn-out agreement in connection with the Zettlex acquisition.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

14. Restructuring and Acquisition Related Costs

The following table summarizes restructuring and acquisition related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
2019 restructuring	$1,115	$—	$4,047	$—
2018 restructuring	351	137	789	1,125
Total restructuring charges	1,466	137	4,836	1,125
Acquisition and related charges	4,080	2,204	7,077	3,680
Total restructuring and acquisition related costs	$5,546	$2,341	$11,913	$4,805

2019 Restructuring

During the fourth quarter of 2018, the Company implemented a restructuring plan intended to realign operations, reduce costs, achieve operational efficiencies and focus resources on growth initiatives. During the three and nine months ended September 27, 2019, the Company recorded $1.1 million and $3.2 million, respectively, in severance and related costs, and zero and $0.8 million, respectively, in facility related costs in connection with the 2019 restructuring plan. As of September 27, 2019, the Company incurred cumulative costs related to this restructuring plan totaling $4.4 million. The Company anticipates completing the 2019 restructuring program in the first quarter of 2020 and expects to incur additional restructuring charges of $3.0 million to $4.5 million related to the 2019 restructuring program.

The following table summarizes restructuring costs associated with the 2019 restructuring program for each reportable segment and unallocated corporate and shared services costs (in thousands):

	Three Months Ended	Nine Months Ended
	September 27,	September 27,
	2019	2019
Photonics	$475	$2,025
Vision	367	1,023
Precision Motion	340	534
Unallocated Corporate and Shared Services	(67)	465
Total	$1,115	$4,047

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

2018 Restructuring

During the second quarter of 2018, the Company initiated a program to integrate manufacturing operations as a result of acquisition activities. During the three and nine months ended September 27, 2019, the Company recorded $0.4 million and $0.8 million, respectively, in severance and related costs in connection with the 2018 restructuring plan. These costs were reported in the Vision reportable segment. As of September 27, 2019, the Company incurred cumulative costs related to this restructuring plan totaling $2.4 million. The Company anticipates completing the 2018 restructuring program during the fourth quarter of 2019 and expects to incur additional restructuring charges of $0.4 million to $0.6 million related to the 2018 restructuring program in the Vision reportable segment.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Other
Balance at December 31, 2018	$1,276	$876	$388	$12
Restructuring charges	4,836	3,437	975	424
Cash payments	(2,717)	(2,381)	58	(394)
Reclassification of reserves (a)	(601)	—	(601)	—
Non-cash write-offs and other adjustments	(964)	(144)	(820)	—
Balance at September 27, 2019	$1,830	$1,788	$—	$42
(a)	Accrual related to exited facilities was reclassified to operating lease liabilities upon adoption of ASU 2016-02.

Acquisition and Related Charges

Acquisition related costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $3.3 million and $4.9 million for the three and nine months ended September 27, 2019, respectively, and $0.5 million and $0.9 million for the three and nine months ended September 28, 2018, respectively. Acquisition related costs recognized under earn-out agreements in connection with acquisitions totaled $0.8 million and $2.2 million for the three and nine months ended September 27, 2019, respectively, and $1.7 million and $2.8 million for the three and nine months ended September 28, 2018, respectively. The majority of acquisition related costs for the three and nine months ended September 27, 2019 were included in the Company’s Precision Motion and Unallocated Corporate and Shared Services reportable segments.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

Guarantees and Indemnifications

In the normal course of its operations, the Company executes agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which they are involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. Certain of the Company’s officers and directors are also a party to indemnification agreements with the Company. These indemnification agreements provide, among other things, that the director and officer shall be indemnified to the fullest extent permitted by applicable law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such officer or director in connection with any proceeding by reason of his or her relationship with the Company. In addition, the indemnification agreements provide for the advancement of expenses incurred by such director or officer in connection with any proceeding covered by the indemnification agreement, subject to the conditions set forth therein and to the extent such advancement is not prohibited by law. The indemnification agreements also set out the procedures for determining entitlement to indemnification, the requirements relating to notice and defense of claims for which indemnification is sought, the procedures for enforcement of indemnification rights, the limitations on and exclusions from indemnification, and the minimum levels of directors’ and officers’ liability insurance to be maintained by the Company.

16. Related Party Transactions

As of March 29, 2019, certain members of the Company’s board of directors served on the board of directors or as advisors of companies that are customers of the Company. All contracts with these related parties were executed at arm’s length in the ordinary course of business. As of the beginning of the second quarter of 2019, these customers were no longer considered to be related parties.

The aggregate revenue from these customers was $11.6 million for the three months ended March 29, 2019. The aggregate revenue from these customers was $8.5 million and $20.3 million for the three and nine months ended September 28, 2018, respectively.

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

Vision

The Vision segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators, pumps and related disposables; visualization solutions; wireless and video integration technologies for operating room integrations; optical data collection and machine vision technologies; radio frequency identification (“RFID”) technologies; thermal chart

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

recorders; spectrometry technologies; and embedded touch screen solutions. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Revenue
Photonics	$54,570	$61,285	$172,081	$187,178
Vision	69,923	62,113	201,754	172,145
Precision Motion	29,573	37,396	92,562	98,836
Total	$154,066	$160,794	$466,397	$458,159

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Gross Profit
Photonics	$25,289	$29,218	$79,911	$89,510
Vision	26,922	24,160	78,106	64,322
Precision Motion	12,504	16,788	39,784	44,750
Unallocated Corporate and Shared Services	(661)	(532)	(1,676)	(1,560)
Total	$64,054	$69,634	$196,125	$197,022

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Gross Profit Margin
Photonics	46.3%	47.7%	46.4%	47.8%
Vision	38.5%	38.9%	38.7%	37.4%
Precision Motion	42.3%	44.9%	43.0%	45.3%
Total	41.6%	43.3%	42.1%	43.0%

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Operating Income (Loss)
Photonics	$10,661	$14,595	$34,637	$46,102
Vision	5,830	5,380	14,602	6,246
Precision Motion	5,221	8,818	16,839	25,037
Unallocated Corporate and Shared Services	(8,911)	(7,798)	(23,779)	(22,048)
Total	$12,801	$20,995	$42,299	$55,337

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF SEPTEMBER 27, 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Depreciation and Amortization Expenses
Photonics	$3,276	$2,997	$8,486	$9,030
Vision	5,432	5,100	15,658	15,371
Precision Motion	1,061	1,020	3,613	2,364
Unallocated Corporate and Shared Services	71	82	197	621
Total	$9,840	$9,199	$27,954	$27,386

Revenue by Geography

The Company aggregates geographic revenue based on the customer location where products are shipped. Revenue from these customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
United States	$63,278	$63,073	$190,048	$181,653
Germany	21,423	23,089	63,738	64,170
Rest of Europe	30,489	30,222	97,230	80,629
China	11,895	17,516	42,395	51,486
Rest of Asia-Pacific	24,218	24,882	65,367	74,589
Other	2,763	2,012	7,619	5,632
Total	$154,066	$160,794	$466,397	$458,159

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, our belief that the Purchasing Managers Index (“PMI”) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; anticipated revenue performance; industry trends; market conditions; our competitive positions; changes in economic and political conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions; integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits, costs and timelines of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory environmental requirements and our compliance thereto; and other statements that are not historical facts. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activities; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; failure to introduce new products in a timely manner; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; our failure to comply with data privacy regulations; changes in interest rates, credit ratings or foreign currency exchange rates; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; risks associated with increased outsourcing of components manufacturing; our exposure to increased tariffs, trade restrictions or taxes on our products; our failure to comply with local import and export regulations in the jurisdictions in which we operate; negative effects on global economic conditions, financial markets and our business as a result of the United Kingdom’s impending withdrawal from the European Union and the actions of the current U.S. government, including its policies on trade tariffs and reactions from other countries to any new tariffs imposed by the U.S.; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components or other goods from our suppliers; our failure to accurately forecast component and raw material requirements leading to excess inventories or delays in the delivery of our products; production difficulties and product delivery delays or disruptions; our exposure to medical device regulations, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products; potential penalties for violating foreign, U.S. federal, and state healthcare laws and regulations; changes in governmental regulations affecting our business or products; our compliance, or failure to comply, with environmental regulations; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; tax audits by tax authorities; changes in tax laws, and fluctuations in our effective tax rates; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; our existing indebtedness limiting our ability to engage in certain activities; volatility in the market price for our common shares; provisions of our corporate documents that may delay or prevent a change in control; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under the heading “Risk Factors.” In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required under applicable law.

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

Vision

Our Vision segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators, pumps and related disposables; visualization solutions; wireless and video integration technologies for operating room integrations; optical data collection and machine vision technologies; radio frequency identification (“RFID”) technologies; thermal chart recorders; spectrometry technologies, and embedded touch screen solutions. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Advanced Industrial Market

For the three and nine months ended September 27, 2019, the advanced industrial market accounted for approximately 45% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Medical Market

For the three and nine months ended September 27, 2019, the medical market accounted for approximately 55% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, trends in surgical procedures, changes in technology requirements, changes in customer or patient preferences, and general demographic trends.

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

Significant Events and Updates

Acquisition of ARGES GmbH

On July 31, 2019, we acquired 100% of the outstanding shares of ARGES GmbH (“ARGES”), a Wackersdorf, Germany-based manufacturer of innovative laser scanning subsystems used in industrial materials processing and medical applications, for a total purchase price of €65.5 million ($72.9 million), subject to customary working capital adjustments. The purchase price consists of €24.0 million ($26.7 million) cash paid at closing, 124 thousand Novanta common shares issued upon closing (with a fair market value of €9.8 million, or $10.9 million, based on the closing market price of $87.58 per share on July 30, 2019), €7.1 million ($7.9 million) estimated fair value of contingent consideration and €24.7 million ($27.4 million) deferred cash consideration, which is expected to be paid on June 29, 2020. The contingent consideration payments will be payable annually based on actual revenue achievement against certain revenue targets from August 2019 through December 2026, with the first payment due in the first quarter of 2021. This initial cash purchase price was financed with borrowings under our revolving credit facility. We expect that the addition of ARGES will complement and expand our existing portfolio of lasers and laser beam steering solutions capabilities within the Photonics reportable segment.

Acquisition of Med X Change, Inc.

On June 5, 2019, we acquired 100% of the outstanding stock of Med X Change, Inc. (“Med X Change”), a Bradenton, Florida-based provider of medical grade, high definition and 4K video recording and documentation solutions to OEMs in the medical market, for a total purchase price of $21.9 million, net of working capital adjustments. The acquisition was financed with cash on hand and $21.0 million borrowings under our revolving credit facility. We expect that the addition of Med X Change will complement and expand the technology capabilities within our Vision reportable segment to provide our medical OEM customers with more integrated operating room solutions.

Acquisition of Ingenia-CAT, S.L.

On April 16, 2019, we acquired 100% of the outstanding stock of Ingenia-CAT, S.L. (“Ingenia”), a Barcelona, Spain-based provider of high-performance servo drives and control software to OEMs in the medical and advanced industrial markets, for a total purchase price of €14.3 million ($16.2 million), net of working capital adjustments. The purchase price consists of €8.5 million ($9.6 million) of cash consideration and €5.8 million ($6.6 million) estimated fair value of contingent consideration. The contingent consideration payments will be payable annually based on actual revenue achievement against certain revenue targets from April 2019 through March 2022, with the first payment due in the second quarter of 2020. The initial cash purchase price was financed with cash on hand and borrowings under our revolving credit facility. We expect that the addition of Ingenia will enhance our strategic position in the precision motion control industry by enabling us to offer a broader range of motion control technologies and integrated solutions. Ingenia is included in our Precision Motion reportable segment.

Results of Operations for the Three and Nine Months Ended September 27, 2019 Compared with the Three and Nine Months Ended September 28, 2018

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	58.4	56.7	57.9	57.0
Gross profit	41.6	43.3	42.1	43.0
Operating expenses:
Research and development and engineering	9.0	8.2	8.8	8.2
Selling, general and administrative	18.1	18.1	19.1	19.1
Amortization of purchased intangible assets	2.6	2.5	2.5	2.5
Restructuring and acquisition related costs	3.6	1.5	2.6	1.0
Total operating expenses	33.3	30.2	33.0	30.9
Operating income	8.3	13.1	9.1	12.1
Interest income (expense), net	(1.4)	(1.5)	(1.4)	(1.6)
Foreign exchange transaction gains (losses), net	0.3	0.0	0.1	(0.0)
Other income (expense), net	(0.0)	(0.0)	(0.0)	(0.0)
Income before income taxes	7.1	11.6	7.8	10.4
Income tax provision	1.3	2.3	1.0	1.8
Consolidated net income	5.8	9.3	6.8	8.6
Less: Net income attributable to noncontrolling interest	—	(0.3)	—	(0.4)
Net income attributable to Novanta Inc.	5.8%	9.1%	6.8%	8.2%

Overview of Financial Results

Total revenue of $154.1 million for the three months ended September 27, 2019 decreased $6.7 million, or 4.2%, from the prior year period primarily due to decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending, partially offset by revenue growth in our medical market. The effect of our current year acquisitions resulted in an increase in revenue of $5.0 million, or 3.1%. In addition, foreign currency exchange rates adversely impacted our revenue by $2.1 million, or 1.3%, for the three months ended September 27, 2019.

Total revenue of $466.4 million for the nine months ended September 27, 2019 increased $8.2 million, or 1.8%, from the prior year period primarily due to increased demand in the medical market, partially offset by decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending. The effect of our current and prior year acquisitions resulted in an increase in revenue of $10.6 million, or 2.3%. In addition, foreign currency exchange rates adversely impacted our revenue by $9.1 million, or 2.0%, for the nine months ended September 27, 2019.

Operating income decreased $8.2 million from $21.0 million for the three months ended September 28, 2018 to $12.8 million for the three months ended September 27, 2019. This decrease was primarily attributable to a decrease in gross profit of $5.6 million as a result of lower revenue and an increase in restructuring and acquisition related costs of $3.2 million.

Operating income decreased $13.0 million from $55.3 million for nine months ended September 28, 2018 to $42.3 million for the nine months ended September 27, 2019. This decrease was primarily attributable to an increase in research and development and engineering (“R&D”) spending of $3.5 million and an increase in restructuring and acquisition related costs of $7.1 million.

Diluted earnings per share (“Diluted EPS”) of $0.25 for the three months ended September 27, 2019 decreased $0.35 from the prior year period. The decrease was attributable to a decrease in operating income and the positive effect of a $6.9 million Laser Quantum nontaxable redeemable noncontrolling interest redemption value adjustment in the prior year that is not applicable in the current year.

Diluted EPS of $0.89 for the nine months ended September 27, 2019 decreased $0.22 from the prior year period. The decrease was attributable to a decrease in operating income and the positive effect of a $1.8 million Laser Quantum nontaxable redeemable noncontrolling interest redemption value adjustment in the prior year that is not applicable in the current year.

Revenue

The following tables set forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	September 27,	September 28,	Increase	Percentage
	2019	2018	(Decrease)	Change
Photonics	$54,570	$61,285	$(6,715)	(11.0)%
Vision	69,923	62,113	7,810	12.6%
Precision Motion	29,573	37,396	(7,823)	(20.9)%
Total	$154,066	$160,794	$(6,728)	(4.2)%

	Nine Months Ended
	September 27,	September 28,	Increase	Percentage
	2019	2018	(Decrease)	Change
Photonics	$172,081	$187,178	$(15,097)	(8.1)%
Vision	201,754	172,145	29,609	17.2%
Precision Motion	92,562	98,836	(6,274)	(6.3)%
Total	$466,397	$458,159	$8,238	1.8%

Photonics

Photonics segment revenue for the three months ended September 27, 2019 decreased by $6.7 million, or 11.0%, versus the prior year period, primarily due to decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending, and a decrease in revenue from our optical light engine products, partially offset by revenue from the ARGES acquisition in July 2019.

Photonics segment revenue for the nine months ended September 27, 2019 decreased by $15.1 million, or 8.1%, versus the prior year period, primarily due to decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending, and a decrease in revenue from our optical light engine products.

Vision

Vision segment revenue for the three months ended September 27, 2019 increased by $7.8 million, or 12.6%, versus the prior year period, primarily due to an increase in revenue from our minimally invasive surgery (“MIS”) products of $8.5 million as a result of increased demand in the medical market and the Med X Change acquisition in June 2019.

Vision segment revenue for the nine months ended September 27, 2019 increased by $29.6 million, or 17.2%, versus the prior year period primarily due to an increase in revenue from our MIS products of $29.8 million as a result of increased demand in the medical market.

Precision Motion

Precision Motion segment revenue for the three months ended September 27, 2019 decreased by $7.8 million, or 20.9%, versus the prior year period, primarily due to decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending, partially offset by increased demand in the medical market and the Ingenia acquisition in April 2019.

Precision Motion segment revenue for the nine months ended September 27, 2019 decreased by $6.3 million, or 6.3%, versus the prior year period, primarily due to decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending, partially offset by increased demand in the medical market and the acquisitions of Ingenia in April 2019 and Zettlex Holdings Limited (“Zettlex”) in May 2018.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Gross profit:
Photonics	$25,289	$29,218	$79,911	$89,510
Vision	26,922	24,160	78,106	64,322
Precision Motion	12,504	16,788	39,784	44,750
Unallocated Corporate and Shared Services	(661)	(532)	(1,676)	(1,560)
Total	$64,054	$69,634	$196,125	$197,022
Gross profit margin:
Photonics	46.3%	47.7%	46.4%	47.8%
Vision	38.5%	38.9%	38.7%	37.4%
Precision Motion	42.3%	44.9%	43.0%	45.3%

Total	41.6%	43.3%	42.1%	43.0%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended September 27, 2019 decreased $3.9 million, or 13.4%, versus the prior year period, primarily due to a decrease in revenue. Photonics segment gross profit margin was 46.3% for the three months ended September 27, 2019, versus a gross profit margin of 47.7% for the prior year period. The decrease in gross profit margin was primarily attributable to an increase in amortization of inventory fair value adjustments and amortization of developed technology of $0.5 million, which resulted in a 0.9 percentage point decrease in gross profit margin.

Photonics segment gross profit for the nine months ended September 27, 2019 decreased $9.6 million, or 10.7%, versus the prior year period, primarily due to a decrease in revenue. Photonics segment gross profit margin was 46.4% for the nine months ended September 27, 2019, versus gross profit margin of 47.8% for the prior year period. The decrease in gross profit margin was primarily attributable to unfavorable product mix, partially offset by savings from cost control initiatives.

Vision

Vision segment gross profit for the three months ended September 27, 2019 increased $2.8 million, or 11.4%, versus the prior year period, primarily due to an increase in revenue. Vision segment gross profit margin was 38.5% for the three months ended September 27, 2019, versus a gross profit margin of 38.9% for the prior year period. The decrease in gross profit margin was primarily attributable to an increase in amortization of inventory fair value adjustments and amortization of developed technology of $0.3 million, which resulted in a 0.4 percentage point decrease in gross profit margin.

Vision segment gross profit for the nine months ended September 27, 2019 increased $13.8 million, or 21.4%, versus the prior year period, primarily due to an increase in revenue. Vision segment gross profit margin was 38.7% for the nine months ended

September 27, 2019, versus a gross profit margin of 37.4% for the prior year period. The increase in gross profit margin was primarily attributable to changes in product mix.

Precision Motion

Precision Motion segment gross profit for the three months ended September 27, 2019 decreased $4.3 million, or 25.5%, versus the prior year period, primarily due to a decrease in revenue and a decrease in gross profit margin. Precision Motion segment gross profit margin was 42.3% for the three months ended September 27, 2019, versus a gross profit margin of 44.9% for the prior year period. The decrease in gross profit margin was primarily attributable to business volume reductions that could not be fully compensated by cost reduction initiatives.

Precision Motion segment gross profit for the nine months ended September 27, 2019 decreased $5.0 million, or 11.1%, versus the prior year period, primarily due to a decrease in revenue and a decrease in gross profit margin. Precision Motion segment gross profit margin was 43.0% for the nine months ended September 27, 2019, versus a gross profit margin of 45.3% for the prior year period. The decrease in gross profit margin was primarily attributable to business volume reductions that could not be fully compensated by cost reduction initiatives and an increase in amortization of inventory fair value adjustments and amortization of developed technology of $0.4 million, which resulted in a 0.4 percentage point decrease in gross profit margin.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Research and development and engineering	$13,811	$13,204	$41,196	$37,744
Selling, general and administrative	27,926	29,147	88,977	87,598
Amortization of purchased intangible assets	3,970	3,947	11,740	11,538
Restructuring and acquisition related costs	5,546	2,341	11,913	4,805
Total	$51,253	$48,639	$153,826	$141,685

Research and Development and Engineering Expenses

R&D expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $13.8 million, or 9.0% of revenue, during the three months ended September 27, 2019, versus $13.2 million, or 8.2% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to R&D expenses from current year acquisitions.

R&D expenses were $41.2 million, or 8.8% of revenue, during the nine months ended September 27, 2019, versus $37.7 million, or 8.2% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to R&D expenses from current year acquisitions and higher investments in R&D.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $27.9 million, or 18.1% of revenue, during the three months ended September 27, 2019, versus $29.1 million, or 18.1% of revenue, during the prior year period. SG&A expenses decreased in terms of total dollars primarily due to lower variable compensation expense.

SG&A expenses were $89.0 million, or 19.1% of revenue, during the nine months ended September 27, 2019, versus $87.6 million, or 19.1% of revenue, during the prior year period. SG&A expenses increased in terms of total dollars primarily due to SG&A expenses from current and prior year acquisitions.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $4.0 million, or 2.6% of revenue, during the three months ended September 27, 2019, versus $3.9 million, or 2.5% of revenue, during the prior year period.

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $11.7 million, or 2.5% of revenue, during the nine months ended September 27, 2019, versus $11.5 million, or 2.5% of revenue, during the prior year period.

Restructuring and Acquisition Related Costs

We recorded restructuring and acquisition related costs of $5.5 million during the three months ended September 27, 2019, versus $2.3 million during the prior year period. The increase in restructuring and acquisition related costs versus the prior year period was primarily due to an increase in restructuring charges of $1.3 million as a result of the 2018 and 2019 restructuring programs and an increase in acquisition related costs of $1.9 million primarily related to professional services fees for acquisitions.

We recorded restructuring and acquisition related costs of $11.9 million during the nine months ended September 27, 2019, versus $4.8 million during the prior year period. The increase in restructuring and acquisition related costs versus the prior year period was primarily due to an increase in restructuring charges of $3.7 million as a result of the 2018 and 2019 restructuring programs and an increase in acquisition related costs of $3.4 million primarily related to professional services fees for acquisitions.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Operating Income (Loss)
Photonics	$10,661	$14,595	$34,637	$46,102
Vision	5,830	5,380	14,602	6,246
Precision Motion	5,221	8,818	16,839	25,037
Unallocated Corporate and Shared Services	(8,911)	(7,798)	(23,779)	(22,048)
Total	$12,801	$20,995	$42,299	$55,337

Photonics

Photonics segment operating income was $10.7 million, or 19.5% of revenue, during the three months ended September 27, 2019, versus $14.6 million, or 23.8% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $3.9 million.

Photonics segment operating income was $34.6 million, or 20.1% of revenue, during the nine months ended September 27, 2019, versus $46.1 million, or 24.6% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $9.6 million and an increase in restructuring related charges of $2.0 million associated with the 2019 restructuring program.

Vision

Vision segment operating income was $5.8 million, or 8.3% of revenue, during the three months ended September 27, 2019, versus $5.4 million, or 8.7% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $2.8 million, partially offset by an increase in R&D and SG&A expenses of $1.3 million and an increase in restructuring related charges of $0.6 million associated with the 2018 and 2019 restructuring programs.

Vision segment operating income was $14.6 million, or 7.2% of revenue, during the nine months ended September 27, 2019, versus $6.2 million, or 3.6% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $13.8 million, partially offset by an increase in R&D and SG&A expenses of $3.6 million and an increase in restructuring and acquisition related costs of $1.4 million associated with the 2018 and 2019 restructuring programs and professional services fees for acquisitions.

Precision Motion

Precision Motion segment operating income was $5.2 million, or 17.7% of revenue, during the three months ended September 27, 2019, versus $8.8 million, or 23.6% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $4.3 million, partially offset by a $1.2 million decrease in amortization of purchased intangible assets and acquisition related costs.

Precision Motion segment operating income was $16.8 million, or 18.2% of revenue, during the nine months ended September 27, 2019, versus $25.0 million, or 25.3% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $5.0 million and an increase in R&D and SG&A expenses of $3.3 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended September 27, 2019 increased by $1.1 million versus the prior year period primarily due to an increase in restructuring and acquisition related costs of $2.6 million, partially offset by a decrease in SG&A expenses of $1.6 million.

Unallocated corporate and shared services costs for the nine months ended September 27, 2019 increased by $1.7 million versus the prior year period primarily due to an increase in restructuring and acquisition related costs of $4.1 million, partially offset by a decrease in SG&A expenses of $2.4 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Interest income (expense), net	$(2,153)	$(2,396)	$(6,357)	$(7,315)
Foreign exchange transaction gains (losses), net	387	66	455	(164)
Other income (expense), net	(48)	(44)	(186)	(131)

Interest Income (Expense), Net

Net interest expense was $2.2 million for the three months ended September 27, 2019, versus $2.4 million in the prior year period. The decrease in net interest expense was primarily due to a decrease in average debt levels and a decrease in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 3.13% during the three months ended September 27, 2019, versus 3.49% during the three months ended September 28, 2018.

Net interest expense was $6.4 million for the nine months ended September 27, 2019, versus $7.3 million in the prior year period. The decrease in net interest expense was primarily due to a decrease in average debt levels and a decrease in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 3.46% during the nine months ended September 27, 2019, versus 3.55% during the nine months ended September 28, 2018.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were $0.4 million net gains for the three months ended September 27, 2019, versus less than $0.1 million net gains in the prior year period. The increase in net gains was due to changes in the value of the U.S. Dollar against the British Pound and Euro and realized gains from foreign currency contracts.

Foreign exchange transaction gains (losses) were $0.5 million net gains for the nine months ended September 27, 2019, versus $0.2 million net losses in the prior year period, primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro and unrealized gains from foreign currency contracts.

Other Income (Expense), Net

Net other expense was nominal for both the three and nine months ended September 27, 2019, respectively, and the three and nine months ended September 28, 2018, respectively.

Income Taxes

Our effective tax rate for the three months ended September 27, 2019 was 18.8%, versus 19.5% for the prior year period. Our effective tax rate of 18.8% for the three months ended September 27, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits.

Our effective tax rate for the nine months ended September 27, 2019 was 12.9%, versus 17.3% for the prior year period. Our effective tax rate of 12.9% for the nine months ended September 27, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, and windfall tax benefits upon vesting of certain share-based compensation awards during the period.

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

As of September 27, 2019, $37.1 million of our $61.4 million cash and cash equivalents was held by subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our revolving credit facility. Approximately 74.6% of our outstanding borrowings under our senior credit facilities was held in our subsidiaries outside of Canada and the United States. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

Share Repurchase Plan

In October 2018, our Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of our common shares. Share repurchases have been made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. During the nine months ended September 27, 2019, we repurchased 81 thousand shares for an aggregate purchase price of $6.7 million at an average price of $82.83 per share under the 2018 Repurchase Plan. We had $18.3 million available for share repurchases under the 2018 Repurchase Plan as of September 27, 2019.

Under the 2018 Repurchase Plan, shares may be repurchased from time to time, at our discretion, based on our ongoing assessment of the capital needs of the business, the market price of our common stock, and general market conditions. Shares may also be repurchased through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common stock to be repurchased when we would otherwise be prohibited from doing so under insider trading laws. The 2018 Repurchase Plan does not obligate us to repurchase any particular amount of our common stock. No time limit was set for the completion of the 2018 Repurchase Plan, and the plan may be suspended or discontinued at any time. We expect to fund the share repurchases through cash on hand and future cash generated from operations.

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

As of September 27, 2019, we had term loans of $56.1 million and revolving loans of $172.8 million outstanding under the Second Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum leverage ratio and a minimum fixed charge coverage ratio (as defined in the Second Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of September 27, 2019:

	Requirement	Actual
Maximum consolidated leverage ratio	3.50	1.84
Minimum consolidated fixed charge coverage ratio	1.50	5.41

Cash Flows for the Nine Months Ended September 27, 2019 and September 28, 2018

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Nine Months Ended
	September 27,	September 28,
	2019	2018
Net cash provided by operating activities	$27,843	$67,720
Net cash used in investing activities	$(61,052)	$(42,257)
Net cash provided by (used in) financing activities	$12,379	$(12,274)

	September 27,	December 31,
	2019	2018
Cash and cash equivalents	$61,405	$82,043
Unused and available funds under revolving credit facility	$152,153	$189,942

Operating Cash Flows

Cash provided by operating activities was $27.8 million for the nine months ended September 27, 2019, versus $67.7 million for the prior year period. Cash provided by operating activities for the nine months ended September 27, 2019 decreased from the prior year period primarily due to increases in the net working capital in the nine months ended September 27, 2019 which decreased cash provided by operating activities by $39.9 million.

Cash provided by operating activities for the nine months ended September 27, 2019 was negatively impacted by an increase in our days sales outstanding which increased from 51 days at December 31, 2018 to 59 days at September 27, 2019 primarily due to poor sales linearity, a decrease in our days payables outstanding which decreased from 52 days at December 31, 2018 to 48 days at September 27, 2019 and an increase in inventories. Our inventory turnover ratio decreased from 3.4 at December 31, 2018 to 3.2 at September 27, 2019. During the nine months ended September 27, 2019, we paid the first milestone payment under the earn-out agreement for the Zettlex acquisition amounting to $3.9 million and paid the 2018 annual employee bonuses, both of which had been accrued for as of December 31, 2018.

Cash provided by operating activities for the nine months ended September 28, 2018 was positively impacted by an increase in our days payables outstanding, which increased from 43 days at December 31, 2017 to 48 days at September 28, 2018, and an increase in accrued expenses. The Company’s growth in revenue of $83.8 million and gross profit of $38.7 million compared to the nine months ended September 29, 2017 increased our outstanding trade receivables and inventories, which negatively impacted our cash provided by operating activities. During the nine months ended September 28, 2018, we paid $2.8 million as the final contingent consideration payment for our acquisition of Applimotion Inc., which had been accrued for as of December 31, 2017.

Investing Cash Flows

Cash used in investing activities was $61.1 million for the nine months ended September 27, 2019, primarily driven by the Ingenia and Med X Change acquisitions and the initial purchase price for the ARGES acquisition. In connection with these acquisitions, we paid $53.1 million cash considerations (net of cash acquired of $4.2 million) during the nine months ended September 27, 2019. We also paid $8.0 million for capital expenditures during the nine months ended September 27, 2019.

Cash used in investing activities was $42.3 million for the nine months ended September 28, 2018, primarily related to $29.6 million cash outflows (net of cash acquired of $3.8 million) related to 2018 acquisitions, $1.2 million in cash paid to acquire customer relationship assets, and $11.6 million in capital expenditures.

Financing Cash Flows

Cash provided by financing activities was $12.4 million for the nine months ended September 27, 2019, primarily due to $66.8 million of borrowings under our revolving credit facility used to fund the Ingenia, Med X Change and ARGES acquisitions, partially offset by $40.8 million in repayments of our term loan and revolving credit facility, $6.8 million of payroll tax payments upon vesting of share-based compensation awards, and $6.7 million of repurchases of common shares.

Cash used in financing activities was $12.3 million for the nine months ended September 28, 2018, primarily due to $30.8 million of cash consideration paid for the acquisition of the remaining equity interest in Laser Quantum, $9.2 million of term loan payments, $19.9 million of optional repayments of borrowings under our revolving credit facility, $3.5 million of payroll tax payments upon vesting of share-based compensation awards, $3.8 million of repurchases of  common shares, partially offset by $55.3 million of borrowings under our revolving credit facility used to fund a portion of the cash consideration paid for the acquisition of Zettlex and the remaining equity interest in Laser Quantum.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our debt, finance leases, purchase commitments and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Excluding the contractual obligations related to current year acquisitions, through September 27, 2019, we have not entered into any other material new or modified contractual obligations since the end of the fiscal year ended December 31, 2018.

The following table summarizes contractual obligations at September 27, 2019 related to current year acquisitions (in thousands):

Contractual Obligations	Total	2019 (remainder of year)	2020 - 2021	2022 - 2023	Thereafter
Finance leases (1)	$9,098	$185	$8,913	$—	$—
Purchase commitments (2)	2,242	1,878	364	—	—
Contingent considerations (3)	14,106	—	5,298	4,452	4,356
Deferred cash considerations (4)	28,036	—	28,036	—	—
Total contractual cash obligations	$53,482	$2,063	$42,611	$4,452	$4,356

(1) Future minimum lease payments under finance lease include the expected price to purchase a facility in Germany during the year ending December 31, 2020.
(2) Purchase commitments represent unconditional purchase obligations for current year acquisitions as of September 27, 2019.

(3) These amounts represent the estimated contingent consideration payments for current year acquisitions accrued in the consolidated balance sheet as of September 27, 2019 that are expected to be paid between 2020 and 2027. The undiscounted range of the possible contingent consideration payments is zero to €18.0 million ($20.2 million).

(4) These amounts represent the deferred cash considerations for current year acquisitions that are expected to be paid in 2020.

Off-Balance Sheet Arrangements

Through September 27, 2019, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Except for the adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02” or “Topic 842”), through September 27, 2019, there have been no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended September 27, 2019, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 27, 2019, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 27, 2019.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended September 27, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of the Company’s common stock during the three months ended September 27, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - August 2, 2019	13,700	$88.06	13,700	$20,454,319
August 3 - August 30, 2019	14,600	$74.65	14,600	$19,364,416
August 31 - September 27, 2019	13,000	$80.56	13,000	$18,317,079
Total	41,300		41,300

(1) In October 2018, the Company's Board of Directors approved a share repurchase plan ("the 2018 Repurchase Plan") authorizing the repurchase of up to an aggregate of $25.0 million of the Company's common shares. The share repurchase plan was announced in the quarterly report for the period ended September 28, 2018 filed on November 6, 2018. The shares may be repurchased from time to time, at the Company's discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company's common shares, and general market conditions. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.

(2) The Company has repurchased 80,700 shares of its common shares pursuant to the 2018 Repurchase Plan since its adoption.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

List of Exhibits

See the Company’s SEC filings on Edgar at: http://www.sec.gov/ for all Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/15

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	04/13/10

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010	S-3	333-202597	3.2	03/09/15

3.5	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/16

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	November 5, 2019
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	November 5, 2019
Robert J. Buckley