Form 10-K
period 2019-12-31
NOVANTA INC
filed 2020-02-26
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the Registrant’s outstanding common shares held by non-affiliates of the Registrant, based on the closing price of the common shares on the Nasdaq Global Select Market on the last business day of the Registrant’s most recently completed second fiscal quarter (June 28, 2019) was $3,166,216,052. For purposes of this disclosure, common shares held by officers and directors of the Registrant and by persons who hold more than 10% of the Registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of February 20, 2020, there were 35,091,195 shares of the Registrant’s common shares, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders scheduled to be held on May 14, 2020 to be filed with the Securities and Exchange Commission are incorporated by reference in answers to Part III of this Annual Report on Form 10-K.

NOVANTA INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2019

As used in this report, the terms “we,” “us,” “our,” “Novanta,” “NOVT” and the “Company” mean Novanta Inc. and its subsidiaries, unless the context indicates another meaning.

Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

The following brand and trade names of the Company are used in this report: Cambridge Technology, Lincoln Laser, Synrad, Laser Quantum, ARGES, WOM, NDS, NDSsi, Med X Change, Reach Technology, JADAK, ThingMagic, Photo Research, General Scanning, Celera Motion, MicroE, Applimotion, Zettlex, Ingenia and Westwind.

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

The Company was founded and initially incorporated in Massachusetts in 1968 as General Scanning, Inc. (“General Scanning”). In 1999, General Scanning merged with Lumonics Inc. The post-merger entity, GSI Lumonics Inc., continued under the laws of the Province of New Brunswick, Canada. In 2005, the Company changed its name to GSI Group Inc. Through a series of strategic divestitures and acquisitions, the Company transformed from one that was more focused on the semiconductor industry to one that primarily sells components and sub-systems to OEMs in the medical and advanced industrial markets. The Company changed its name to Novanta Inc. in May 2016.

Strategy

Our strategy is to drive sustainable, profitable growth through short-term and long-term initiatives, including:

•	disciplined focus on our diversified business model of providing components and sub-systems to long life-cycle OEM customer platforms in attractive medical and advanced industrial niche markets;
•	improving our business mix to increase medical sales as a percentage of total revenue by:
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

•

increasing our penetration of high growth advanced industrial applications, such as laser materials processing, robotics, laser additive manufacturing, automation and metrology, by working closely with OEM customers to launch application specific products that closely match the requirements of each application;

•

broadening our portfolio of enabling proprietary technologies and capabilities through increased investment in new product development, and investments in application development to further penetrate existing customers, while expanding the applicability of our solutions to new markets;

•

broadening our product and service offerings through the acquisition of innovative and complementary technologies and solutions in medical and advanced industrial technology applications, including increasing our recurring revenue streams such as services, spare parts and consumables;

•	expanding sales and marketing channels to reach new target customers;
•

improving our existing operations to expand profit margins and improve customer satisfaction by implementing lean manufacturing principles, strategic sourcing across our major production sites, and optimizing and limiting the growth of our fixed cost base; and

•	attracting, retaining, and developing world-class talented and motivated employees.

Acquisitions

We continuously evaluate our business mix and financial performance. Since 2013, we have executed a series of acquisitions in line with our strategy.

In July 2019, the Company acquired ARGES GmbH (“ARGES”), a Wackersdorf, Germany-based manufacturer of innovative laser scanning subsystems used in industrial materials processing and medical applications, for a total purchase price of €65.5 million ($72.9 million), subject to customary working capital adjustments.

In June 2019, the Company acquired Med X Change, Inc. (“Med X Change”), a Bradenton, Florida-based provider of medical grade, high definition and 4K video recording and documentation solutions to OEMs in the medical market, for a total purchase price of $21.9 million.

In April 2019, the Company acquired Ingenia-CAT, S.L. (“Ingenia”), a Barcelona, Spain-based provider of high-performance servo drives and control software to OEMs in the medical and advanced industrial markets, for a total purchase price of €14.3 million ($16.2 million).

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

In January 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum Limited (“Laser Quantum”), a Manchester, United Kingdom-based provider of solid state lasers, ultrafast lasers, and optical light engines to OEMs in the medical market, for a total purchase price of £25.5 million ($31.1 million). As a result of the acquisition of these additional shares, the Company’s equity ownership percentage increased from approximately 41% to approximately 76%. In September 2018, the Company acquired the remaining approximately 24% of the outstanding shares of Laser Quantum for a total purchase price of $45.1 million.

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

In January 2013, the Company acquired NDS Surgical Imaging LLC, a San Jose, California-based company that designs, manufactures, and markets high definition visualization solutions and imaging informatics products for the surgical and radiology market segments, for a total purchase price of $75.4 million.

Divestitures and Product Rationalization

As part of our ongoing evaluation of our business mix and financial performance, we also review our business for potential divestitures and product rationalizations. Since 2012, we have executed a series of divestitures and product rationalizations in line with our strategy, and we may divest additional product lines that we do not consider to be core to our business in the future.

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

Based upon the information provided to the CODM, we have determined that we have three reportable segments. The following table shows the external revenues, gross profit margin and operating profit for each of the segments for the year ended December 31, 2019 (dollars in thousands):

	Revenue	Gross Profit Margin	Operating Profit
Photonics	$230,457	45.9%	$41,990
Vision	$271,407	38.8%	$21,007
Precision Motion	$124,235	42.9%	$22,339

See Note 19 to Consolidated Financial Statements for additional financial information about our reportable segments.

Photonics

The Photonics segment designs, manufactures and markets photonics-based solutions, including laser scanning, laser beam delivery, CO2 laser, solid state laser, ultrafast laser, and optical light engine products to customers worldwide. The segment serves highly demanding photonics-based applications for advanced industrial processes, metrology, medical and life science imaging, DNA sequencing, and medical laser procedures. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

The Photonics segment is comprised of four product lines:

Product Lines	Key End Markets	Brand Names	Description
Laser Beam Delivery Components	Advanced Industrial and Medical	Cambridge Technology

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

Laser Beam Delivery Solutions	Advanced Industrial and Medical	Cambridge Technology, Synrad, Laser Quantum, ARGES

Galvanometer and polygon based optical scan heads that provide precise control and delivery of laser beams through motorized manipulation of mirrors and optical elements in multi-axis scan heads, highly integrated scanning subsystems, and controlling hardware and software. Optical light engine products that integrate lasers into light engines with full beam parameter control. Advanced industrial applications include additive manufacturing, packaging converting, laser marking, micromachining and metrology. Medical applications include DNA sequencing, optical coherence tomography imaging, microscopy, super-resolution imaging, and laser-based vision correction.

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

Vision

The Vision segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators, pumps and related disposables; visualization solutions; wireless, recorder and video integration technologies for operating room integrations; optical data collection and machine vision technologies; radio frequency identification (“RFID”) technologies; thermal chart recorders; spectrometry technologies, and embedded touch screen solutions. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

The Vision segment has nine product lines:

Product Lines	Key End Markets	Brand Names	Description
Medical Insufflators, Pumps and Accessories	Medical	WOM	Insufflators, pumps, light sources and video couplers, gamma probes and related accessories and consumables for minimally invasive surgery.

Visualization Solutions	Medical	NDS, NDSsi	High definition, 4K and 4K 3D visualization solutions for minimally invasive surgery and robotic surgery.

Video Processing, Streaming and Capture	Medical	NDS, NDSsi, Med X Change

Imaging management for visual information, including real-time distribution, documentation, control, recording, and streaming for multiple imaging modalities for surgical applications. High definition wireless transmission of video signals to replace video cables in minimally invasive surgical equipment.

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

Precision Motion

The Precision Motion segment designs, manufactures and markets optical and inductive encoders, precision motor and motion control sub-assemblies, servo drives, air bearings, and air bearing spindles to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

The Precision Motion segment includes six product lines:

Product Lines	Key End Markets	Brand Names	Description
Optical Encoders	Advanced Industrial and Medical	Celera Motion, MicroE

Optical encoders for precision motion control and sensing in semiconductor and electronics manufacturing, industrial and medical robotics, metrology, satellite communications, medical devices, and laboratory and diagnostics equipment.

Inductive Encoders	Advanced Industrial and Medical	Celera Motion, Zettlex

Inductive encoders for precision motion control and sensing in satellite communications, surveillance, medical devices, industrial and medical robotics, autonomous vehicles, and laboratory and diagnostics equipment.

Precision Motors	Advanced Industrial and Medical	Celera Motion, Applimotion

Direct drive motor components for precision motion control in semiconductor and electronics manufacturing, industrial and medical robotics, autonomous vehicles, metrology, satellite communications, surveillance, medical devices, and laboratory and diagnostics equipment.

Servo drives and motion control solutions	Advanced Industrial and Medical	Celera Motion, Ingenia	Precision motion servo drives and control software used in industrial robotics, medical robotics, autonomous vehicles, satellite communications, and medical devices.

Integrated Motion Control Solutions	Advanced Industrial and Medical	Celera Motion

Integrated motion sub-assemblies.  Applications include precision motion control in semiconductor and electronics manufacturing, industrial and medical robotics, autonomous vehicles, metrology, satellite communications, surveillance, medical devices, and laboratory and diagnostics equipment.

Air Bearing Spindles	Advanced Industrial	Celera Motion, Westwind

High-speed and precision air bearings and air bearing spindles. Applications include printed circuit board (“PCB”) manufacturing, automotive coating, semiconductor manufacturing equipment, micro machining, and power generation.

End Markets

We primarily operate in two end markets: the medical market and the advanced industrial market.

Medical Market

For the year ended December 31, 2019, the medical market accounted for approximately 55% of the Company’s revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the year ended December 31, 2019, the advanced industrial market accounted for approximately 45% of the Company’s revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Working Capital Requirements

There are no special inventory stocking requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

Customers

We have a diverse group of customers that include companies that are global leaders in their industries. Many of our customers participate in several market industries. No customer accounted for greater than 10% of our consolidated revenue during the years ended December 31, 2019, 2018 or 2017.

Customers of our Photonics, Vision, and Precision Motion segments include a large number of OEM customers who integrate our products into their systems for sale to end users. We also sell a very small portion of our products directly to end users. Our customers include leaders in the medical and advanced industrial markets. A typical OEM customer will usually evaluate our products and our ability to provide application knowledge and expertise, post-sales application support and services, supply chain management over long durations, manufacturing capabilities, product quality, global presence, and product customization before deciding to incorporate our products into their products or systems. Customers generally choose suppliers based on a number of factors, including product performance, reliability, application support, price, breadth of the supplier’s product offerings, the financial condition of the supplier, and the geographical coverage offered by the supplier. Once certain of our products have been designed into a given OEM customer’s product or system, there are generally significant barriers to subsequent supplier changes until the end of the product or system life cycle, especially in the medical market.

Seasonality

While our revenues are not highly seasonal on a consolidated basis, the revenues of some of our individual product lines are impacted in the first quarter by the seasonal spending patterns of our customers due to their annual capital budgeting cycles.

Backlog

As of December 31, 2019 and 2018, our consolidated backlog was approximately $243.1 million and $234.4 million, respectively. The majority of orders included in backlog represent open orders for products and services that, based on management’s projections, have a reasonable probability of being delivered over the subsequent twelve-month period. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Management believes that backlog is not a meaningful indicator of future business prospects for any of our business segments due to the short lead time required on our products and the ability of customers to reschedule or cancel orders. Therefore, backlog as of any particular date should not be relied upon as indicative of our revenues for any future period.

Manufacturing

Manufacturing functions are performed internally when we choose to maintain control over critical portions of the production process or for cost related reasons while some of the less critical portions are outsourced to third parties. To the extent it makes financial sense, we will consider outsourcing additional portions of the production process.

Products offered by our Photonics segment are manufactured at facilities in Bedford, Massachusetts; Mukilteo, Washington; Phoenix, Arizona; Wackersdorf, Germany; Taunton and Manchester, United Kingdom; and Suzhou, China. Products offered by our Vision segment are manufactured at facilities in Syracuse and Rochester, New York; San Jose, California; Bradenton, Florida; and Ludwigsstadt, Germany. Products offered by our Precision Motion segment are primarily manufactured at facilities in Bedford, Massachusetts; Rocklin, California; Poole and Cambridge, United Kingdom; and Suzhou, China.

Many of our products are produced in manufacturing facilities certified under ISO 9001 certification, while the majority of our products manufactured for the medical market are produced in factories under ISO 13485 certification. The manufacturing facilities for our medical insufflators, pumps, cameras and accessories products are ISO 14001 certified. Certain visualization solutions, thermal chart recorders, imaging informatics and medical insufflators, pumps, cameras and accessories products are manufactured under current good manufacturing practices (cGMPs), which is a requirement of their medical device classification by the United States Food and Drug Administration (the “FDA”). In addition, if these medical devices are classified as Class II devices, a 510(k) premarket notification to the FDA and approval by the FDA is required.

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

To support our sales efforts, we maintain and continue to invest in a number of application centers around the world, where our application experts work closely with customers on integrating and using our solutions in their equipment. We currently maintain service and application centers in the United States, Europe and Asia.

Competition

The markets in which we compete are dynamic and highly competitive. While no single company competes with us across the breadth of our product offerings, we face a fragmented competitive landscape, with competitors for particular product categories and individual application areas. Our competitors range from large foreign and domestic organizations, which produce a comprehensive array of goods and services and may have greater financial and other resources than we do, to small private firms, which produce a limited number of goods or services for specialized market segments.

Competitors for our products are fragmented by particular product category, and the individual markets in which we operate are highly competitive. Our major competitors by reportable segments include, among others:

Photonics: SCANLAB, Coherent, and Cobolt.

Vision: Barco, Omron Microscan, FSN Medical Technologies, and HID Global.

Precision Motion: Renishaw, HEIDENHAIN, Physik Instrument, and Allied Motion Technologies.

Competitive factors in our Photonics, Vision, and Precision Motion segments include product performance, price, quality and reliability, features, compatibility of products with existing systems, technical support, product breadth, market presence and our overall reputation. We believe that our products offer a number of competitive advantages, and the breadth of technologies we offer give us deep market application knowledge to better serve our customers’ needs and distinguish us from our competitors. Ultimately, our ability to deliver high-quality products timely when the customer needs them presents the biggest threat to our competitiveness.

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

Human Resources

As of December 31, 2019 and 2018, we employed 2,290 and 2,262 employees, respectively. We also utilize temporary and contract personnel that are not included in these headcount numbers.

Government Regulation

Our current and contemplated activities and the products and processes that will result from such activities are subject to substantial government regulations, both in the United States and internationally. Such rules and regulations are subject to change by the governing agencies and we monitor those changes closely.

Environmental Regulations

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

Medical Device Regulations

Certain products manufactured by us are integrated into systems by our customers that are subject to regulation by the FDA. We must comply with certain quality control measurements in order for our products to be effectively used in our customers’ end products. Non-compliance with quality control measurements could result in fines, penalties, and loss of business with our customers.

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

Post-market Regulations

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

Other Information

We maintain a website with the address https://www.novanta.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website (https://investors.novanta.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and amendments to these reports as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). In addition, our reports and other information are filed with securities commissions or other similar authorities in Canada and are available over the Internet at https://www.sedar.com.

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

A large portion of our product sales are dependent on our customers’ need for increased capacity, productivity and cost saving initiatives, improved product quality and performance, and new investments. Weaknesses in our end markets could negatively impact our revenue and gross margin and consequently have a material adverse effect on our business, financial condition and results of operations. A severe and/or prolonged overall economic downturn or a negative or uncertain political climate could lead to weaknesses in our end markets and adversely affect our customers’ financial condition and the timing or levels of business activity of our customers and the industries we serve. In particular, diminished growth expectations, economic and political uncertainty in Europe as Britain negotiates the terms of its withdrawal from the EU, and ongoing related negotiations, as well as political and economic uncertainty in the U.S. adversely impacted our customers’ financial condition and ability to maintain product order levels, and have reduced the demand for our products in 2019. Continued or worsening conditions in these or other markets could further reduce the demand for our products or depress pricing for our products and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand for products or services for which we do not have competitive advantages. This could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changes in economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our business depends significantly upon our customers’ capital expenditures, which are subject to cyclical market fluctuations.

Certain sub-segments of the advanced industrial market that we serve, including the microelectronics and industrial capital equipment markets, are cyclical and have historically experienced periods of oversupply, resulting in downturns in demand for capital equipment in which many of our products are used. It is difficult to predict the timing, length and severity of these downturns and their impact on our business. Further, our order levels or results of operations for a given period may not be indicative of order levels or results of operations for subsequent periods. For the foreseeable future, our operations will continue to depend upon industries that are subject to market cycles which, in turn, could adversely affect the market demand for our products.

We have experienced significant cyclical end market fluctuations in the past. For example, in 2019, our sales into the advanced industrial end market declined as a result of a wide spread downturn in this end market that is continuing. We cannot predict when slowdowns will recur or that the impact of such slowdowns will be more or less significant compared to historical fluctuations.

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

New products often take longer to develop, may have fewer features than originally considered desirable, and may have higher costs than initially estimated. There may be difficulty in sourcing components for new products and delays in starting volume production. New products may also not be commercially successful. Any of these adverse developments could lead to loss of market share and inability to achieve our anticipated revenue growth targets.

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

We received in the past, and may receive in the future, several large orders in one quarter from a customer and then receive no orders from that customer in the next quarter. As a result, the timing of revenue recognition from customer orders can cause significant fluctuations in our operating results from quarter to quarter. In addition, our sales are reactive to changes in our customers’ businesses. For instance, a customer that placed a large order in one period could subsequently experience a downturn in business and, as a result, could cancel an order or reduce the amount of products it purchases from us in future periods.

Delays in shipments near the end of a reporting period due to rescheduling or cancellation by customers or unexpected production delays experienced by us may cause revenue in the period to decline significantly and may have a material adverse effect on our operating results for that period.

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

We rely on information technology systems throughout the Company to manage orders, process shipments to customers, manage inventory levels and maintain financial, customer and employee information. Like other global companies, we have experienced threats to data and systems, including by perpetrators of random or targeted malicious cyberattacks, computer viruses, malware, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information and cause system failures and disruptions. Certain other events could also result in the disruption of our systems, including power outages, catastrophes, hardware and software failures and other unforeseen events. If we were to experience a significant period of disruption in information technology systems that involve our interactions with customers or suppliers, it could result in the loss of revenue and customers as well as significant response and mitigation costs, which would adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in significant financial or reputational damage to us, as well as litigation, regulatory enforcement action, or other liability risks that could lead to substantial damages, fines, penalties and legal costs. We also expend substantial amounts to protect our information technology systems, and if we were to experience a significant breach in security of our information technology systems, we may need to materially increase such expenditures, which would adversely affect our results of operations.

Risks associated with data privacy issues, including evolving laws, regulations and associated compliance efforts, may adversely impact our business and financial results.

Legislation in various countries around the world with regard to cybersecurity, privacy and data protection is rapidly expanding and creating a complex compliance environment. We are subject to many privacy and data protection laws and regulations in the U.S. and around the world, some of which place restrictions on our ability to process personal data across our business. In particular, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018, has caused more stringent data protection requirements in the EU. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects how their personal information is to be used; imposes limitations on retention of personal data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are subject to the supervision of local data protection authorities in those EU jurisdictions where we have business operations or are otherwise subject to the GDPR. Certain breaches of the GDPR requirements could result in substantial fines, which can be up to four percent of worldwide revenue or 20 million Euros, whichever is greater. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well as potential civil claims, including class action type litigation where individuals suffered harm. Similarly, California has enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Many similar laws have been proposed at the federal level and in other states. Any liability from our failure to comply with the requirements of these laws could adversely affect our financial condition and results of operations.

We have invested, and continue to invest, human and technology resources in our GDPR compliance efforts and our data privacy compliance efforts in general. These compliance efforts may be time-intensive and costly. Despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to protect the privacy of third party data or to comply with the GDPR or other applicable regimes.

As we transact a portion of our sales, and maintain significant cash balances, in foreign currencies, changes in interest rates, credit ratings or foreign currency rates could have a material adverse effect on our financial position, results of operations, and cash flows.

A portion of our revenue is derived from our European and Asian operations and includes transactions in Euros, British Pounds and Japanese Yen, while our products are mainly manufactured in the U. S., the U.K., Germany and China. In the event of a decline in the value of the Euro, British Pounds or Japanese Yen, we would typically experience a decline in our revenues and profit margins. If we increase the selling prices on our products sold in Europe and Asia in order to maintain profit margins and recover costs, we may lose customer sales to lower cost competitors.

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

During the year ended December 31, 2019, approximately 59% of our revenues were from customers outside of the U.S. The scope of our international operations subjects us to risks that could materially impact our results of operations, including:

•	foreign exchange rate fluctuations;
•	increases in shipping costs;
•	longer customer payment cycles;
•	greater difficulty in collecting accounts receivable;
•	use of incompatible systems and equipment;
•	problems with staffing and managing foreign operations in diverse cultures;
•	trade tariffs;
•	trade barriers and export/import controls;
•	transportation delays and interruptions;
•	increased vulnerability to the theft of, and reduced protection for, intellectual property rights;
•	government currency control and restrictions, delays, penalties or required withholdings on repatriation of earnings;
•	compliance with foreign laws and regulations, including those that potentially conflict with other jurisdictions;
•	the impact of recessionary foreign economies; and
•	natural disasters, wars, health epidemics and acts of terrorism.

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

Our facilities or operations could be adversely affected by events outside of our control, such as health epidemics.

We may be impacted by health epidemics or other events outside of our control. For example, beginning in late 2019, a strain of novel coronavirus surfaced in China. In January 2020, the World Health Organization declared the novel coronavirus outbreak a “Public Health Emergency of International Concern,” prompting precautionary government-imposed travel restrictions and temporary closures of business operations. We have manufacturing, sales, and service offices in China and has significant direct and indirect customer exposure and supply chain exposure to the China market. Our facility in Suzhou, China was closed for a brief period of time as a result of a local government mandate, before it reopened in February 2020.  The business interruption has negatively impacted our near-term results and may negatively impact our long-term results, depending on the length of the disruption. These disruptions have come in the form of part shortages related to our supply chain, labor shortages, and disruptions in demand from our customers in and outside of China, which will negatively affect our revenue and profitability. At this point in time, there is significant uncertainty relating to the extent of the impact of the novel coronavirus on our business and potential impacts on our business in the future. Infections may become more widespread, including to other countries where we have operations, and factory closures and travel restrictions may remain or worsen, all of which would worsen the negative impact on our business, financial condition and results of operations.

Increased outsourcing of components manufacturing to manufacturers outside the U.S. leads to additional risks that could negatively impact our business.

We are increasingly outsourcing the manufacture of subassemblies to suppliers based in China, Southeast Asia and elsewhere overseas in order to reduce our manufacturing cost. However, economic, political or trade problems with foreign countries and public health crises could substantially impact our ability to obtain critical parts needed in the timely manufacture of our products, or could substantially increase the costs of these parts. Additionally, this practice increases our vulnerability to the theft of, and reduced protection for, our intellectual property.

Increases in tariffs, trade restrictions or taxes on our products could have an adverse impact on our operations.

During the year ended December 31, 2019, approximately 59% of our revenues were from customers outside of the U.S. We also manufacture certain of our products and purchase a portion of our raw materials and components from suppliers in China and other foreign countries. The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the U.S. and China, as well as those between the U.S. and other countries have escalated in recent years. U.S. tariff impositions against Chinese exports have been followed by retaliatory Chinese tariffs on U.S. exports to China. Certain of the raw materials and components we purchase from China are or were subject to these tariffs, which has increased our manufacturing costs and could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. Certain of our finished products manufactured in the U.S. have been and may in the future be subject to retaliatory tariffs in China, which increases our cost and makes our products less competitive than those of our competitors whose products are not subject to such retaliatory tariffs. In addition, the U.S. administration previously threatened to impose tariffs on all products imported from China, which would impact all of our products and supplies imported from China to the U.S.; and the Chinese government threatened to levy additional retaliatory tariffs on U.S. manufactured goods. If these were to occur, we may not be able to mitigate the impacts of these tariffs, and our business, results of operations and financial position would be materially adversely affected. Products we sell into certain other foreign markets could also become subject to similar retaliatory tariffs, making our products uncompetitive to similar products not subjected to such import tariffs. Although a temporary agreement has been reached between the U.S. and Chinese governments to cease further escalation of trade tariffs, there is no guarantee that any of the existing tariffs will be repealed or reduced. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials or components may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials or components, which would have a material adverse effect on our business, results of operations and financial condition.

The U.K.’s withdrawal from the EU and the actions of the current U.S. government may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common shares.

We are a multinational company with worldwide operations, including business operations in the U.K., Germany and China. Following a national referendum and enactment of legislation by the U.K. government, the U.K. withdrew from the European Union on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before the withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. These developments in turn may increase our costs and inhibit our sales of products, mobility of our personnel and our access to capital.

The policies of the current U.S. government regarding U.S. trade, tax and health care policies, among other things, have led to substantial uncertainty in global financial markets. The current U.S. government has withdrawn the U.S. from the Trans-Pacific Partnership trade agreement, has re-negotiated the North American Free Trade Agreement (“NAFTA”) and has made various comments suggesting the possible re-negotiation of, or withdrawal from, other trade agreements, has imposed significant tariffs on imports from China and other countries, and has suggested the potential imposition of other significant new import barriers. The current U.S. government has also enacted comprehensive tax law reform and attempted to repeal the U.S. Patient Protection and Affordable Care Act (the “PPACA”), and may continue to seek repeal of the PPACA. These developments and the lack of clarity regarding future U.S. tax, trade and health care policies have created significant uncertainty that could have a material adverse effect on global economic conditions and the stability of global financial markets. Any major changes in these policies could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common shares. Because of the global nature of our business, and our strategy to increase our sales to the medical market, our business may be particularly impacted by any major changes in U.S. trade, tax and health care policies.

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

As part of our business strategy, we expect to broaden our product and service offerings by acquiring businesses, technologies, assets and product lines that, we believe, complement or expand our existing businesses. In recent years, we have made a number of acquisitions, including the acquisitions of ARGES, Med X Change, Ingenia, Zettlex, WOM, Laser Quantum and ThingMagic, and we expect to continue to make acquisitions in the future. We may fail to successfully identify appropriate acquisition candidates or integrate acquired businesses, products, technologies or personnel into our businesses and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisitions. If we are not able to successfully achieve these objectives, the anticipated benefits of such acquisitions may not be realized fully or at all, and our results of operations could be adversely affected. As a result of the number of recent and expected future acquisitions in a relatively short amount of time, these risks may be heightened due to limited resources available to integrate these new businesses. Our acquisition activities may divert management’s attention from our regular operations. Managing a larger and more geographically dispersed operation and product portfolio could also pose challenges for our management team.

Further, our ability to maintain and increase profitability of acquired businesses will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. Our expectations to achieve more consistent and predictable levels of revenue and to increase profitability as a result of any acquisition may not be realized. Such revenues and profitability may even decline as we integrate operations into our businesses. If revenues of acquired businesses decline or grow more slowly than we anticipate, or if their operating expenses are higher than we expect, we may not be able to sustain or increase their profitability, in which case our financial condition will suffer and our stock price could decline. In addition, through our acquisitions, we may assume liabilities, losses or costs for which we are not indemnified or insured or for which our indemnity or insurance is inadequate. Any such liabilities may have a material adverse effect on our financial position or results of operations.

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

We use rolling forecasts based on anticipated product orders to determine our production requirements. It is important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and raw materials to manufacture our products. Lead times for our components and raw materials vary significantly and depend on multiple factors, including the specific supplier requirements, the size of the order, contract terms and current market demand. For substantial increases in our sales levels of certain products, some of our suppliers may need significant lead time. If we overestimate our component and raw material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and raw material requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to customers. Any of these occurrences could adversely affect our results of operations and damage our relationships with customers.

Production difficulties and product delivery delays or disruptions could have a material adverse effect on our business.

We assemble our products at our facilities in the U.S., the U.K., Germany and China. Each of our products is typically manufactured in a single manufacturing location. If production activities at any of our manufacturing facilities were disrupted by a natural disaster, health epidemic, and act of terrorism or otherwise, our operations would be negatively impacted until we could establish alternative production and service operations. Significant production difficulties could be the result of:

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

In addition, we may experience product delivery delays in the future. We ship a significant portion of our products to our customers through independent package delivery and import/export companies. We also ship our products through national trucking firms, overnight carrier services and local delivery practices. If one or more of the key package delivery or import/export providers experience significant disruption in services or institutes a significant price increase, the delivery of our products could be disrupted or delayed. Such events could cause us to incur increased shipping costs that could not be passed on to our customers, negatively impacting our profitability and our relationships with customers.

We are subject to extensive and dynamic medical device regulation, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products.

Some of our products and the related sales and marketing development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDCA, medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the U.S. In the EU, we are required to comply with applicable medical device directives (including the Medical Devices Directive) and to obtain CE Mark certification in order to market medical devices. The CE Mark is applied following approval from an independent notified body or declaration of conformity. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products, or with respect to enhancements or modifications to existing products, could:

•	take a significant period of time;
•	require substantial resources;

•	involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance;
•	require changes to products; and
•	result in limitations on the indicated uses of products.

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

In addition, on April 5, 2017, the European Parliament passed the Medical Devices Regulation (the “MDR”) which repeals and replaces the EU Medical Devices Directive. As the MDR becomes effective on May 25, 2020, new medical devices will have to meet requirements of the MDR in order to be placed in the European market after the effective date. Devices holding a certificate from a European Notified Body under the Medical Device Directive (93/42/EEC) have an additional grace period and may continue to be placed on the market until May 26, 2024. Unlike directives, which must be implemented into the national laws of the EU member states, the regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the European Economic Area (the “EEA”) for medical devices and in vitro diagnostic devices and ensure a high level of safety and health while supporting innovation. The MDR will, however, only become applicable three years after publication. Once applicable, the new regulations will, among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

We face uncertainties as the MDR is rolled out and enforced by the European Commission and EU competent authorities, creating risks in several areas including the CE Marking process and data transparency in the upcoming years.

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

Regulations regarding the development, manufacture and sale of medical devices are evolving and subject to future changes. From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. The FDA may also change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations, or revisions or reinterpretations of existing regulations may impose additional costs, lengthen regulatory review time for, or make it more difficult to obtain approval for, the manufacturing, marketing or distribution of our products. Such changes could, among other things, require additional testing prior to obtaining clearance or approval, changes to manufacturing methods, recall, replacement or discontinuance of our products, or require additional record keeping.

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

Our products and operations are subject to various foreign and U.S. federal and state healthcare laws and regulations, which could expose us to penalties.

Our products and our operations may be directly, or indirectly through our customers, subject to various foreign and U.S. federal and state healthcare laws and regulations, including, without limitation, anti-kickback, false claims and privacy statutes. These laws may restrict, among other things, the development, sale, marketing and distribution of our products. These laws include:

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

•

HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•

the federal physician “Sunshine Act” requirements under PPACA, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to Centers for Medicare & Medicated Services (the “CMS”) information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers; state laws that require device manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

Several of our customers rely on third party payors, such as government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of governments, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third-party payors for procedures in which our products are used. If that occurs, sales of medical devices may decline significantly and our customers may reduce or eliminate purchases of our products, or demand further price reductions. The cost containment measures that healthcare payors are instituting, both in the U.S. and internationally, could reduce our revenues and harm our operating results.

In addition, in the U.S. and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to reform healthcare systems. Various elements of healthcare reforms, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way healthcare is developed and delivered and may have material adverse impact on numerous aspects of our business, results of operations and financial condition.

Changes in government regulations related to our business or our products could reduce demand for our products or increase our expenses.

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

We are also subject to regulatory oversight, including comparable enforcement mechanisms, in the markets we serve. We compete in many markets in which we and our customers must comply with federal, state, local and international regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by those regulations. Any significant changes could reduce demand for our products or increase our expenses, which in turn could adversely affect our business, financial condition and results of operations.

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

We may experience difficulties as we transition to these new or upgraded systems and processes, including loss of data and the ability to process customer orders, ship products, provide services and support to our customers, issue sales invoices, collect accounts receivable, fulfill contractual obligations, satisfy internal and external financial reporting requirements in a timely manner, or otherwise run our business. We may also experience decreases in productivity as our personnel implement these systems and become familiar with the new systems. In addition, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be materially and adversely affected if our information technology infrastructure does not allow us to transmit accurate information, even for a short period of time. Furthermore, the transition, design and implementation of upgrades and new ERP systems may be much more costly than we anticipated.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of December 31, 2019, we had $440.9 million of net intangible assets, including goodwill, on our consolidated balance sheet. Net intangible assets consist principally of goodwill, customer relationships, patents, trademarks, core technologies and technology licenses. Goodwill and indefinite-lived intangible assets are tested for impairment at least on an annual basis. All other intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

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

Novanta, Inc. is a holding company organized in Canada and is subject to Canadian tax laws. However, we are also subject to U.S. tax rules and file U.S. federal income tax returns for our operations in the U.S. In addition, distributions or payments from entities in one jurisdiction to entities in another jurisdiction may be subject to income and/or withholding taxes. We do not intend to operate in a manner that will cause Novanta, Inc. to be treated as engaged in a U.S. trade or business or otherwise be subject to U.S. federal income taxes on its income, but it generally will be subject to U.S. federal withholding tax on certain U.S.-sourced passive income items, such as dividends, royalties and certain types of interest.

Our effective tax rate is subject to fluctuation, which could impact our financial position and earnings per share.

Our effective tax rate is subject to fluctuation as the effective income tax rate for each year is a function of (a) taxable income levels in numerous tax jurisdictions, (b) our ability to utilize recognized deferred tax assets, (c) taxes, interest, and/or penalties resulting from tax audits and, (d) credits and deductions as a percentage of total taxable income. From time to time, the U.S., foreign and state governments make substantive changes to tax rules where significant judgment is required to determine the impact of such changes on our provision for income taxes, which may result in increased costs. Further, such tax law changes may cause our effective tax rate to fluctuate between periods.

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

As of December 31, 2019, we had outstanding debt of $224.6 million under our amended and restated senior secured credit agreement (the “Third Amended and Restated Credit Agreement”) and $226.6 million available to be drawn under the revolving credit facility. If we are unable to satisfy the conditions in the Third Amended and Restated Credit Agreement or our needs exceed the amounts available under the revolving credit facility, we may need to engage in equity or debt financings to obtain additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution. Any new equity securities we issue could have rights, preferences and privileges superior to those of the holders of our common shares. Further, our Third Amended and Restated Credit Agreement restricts our ability to obtain additional debt financing from other sources. If we are unable to obtain adequate financing or obtain financing on terms satisfactory to us when we need it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common shares.

Our existing indebtedness could adversely affect our future business, financial condition and results of operations.

As of December 31, 2019, we had $224.6 million of outstanding debt. This level of debt could have significant consequences on our future operations, including:

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

Any of these factors could have an adverse effect on our business, results of operations and financial condition.

In addition, as a global corporation, we have significant cash reserves held in foreign countries. Some of these balances may not be immediately available to repay our debt.

Our Third Amended and Restated Credit Agreement contains covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our borrowings thereunder.

The market price for our common shares may be volatile.

The market price of our common shares could be subject to wide fluctuations. These fluctuations could be caused by:

•	quarterly variations in our results of operations;
•	changes in earnings estimates by analysts;
•	conditions in the markets we serve; or
•	general market, political or economic conditions.

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

While our management and our independent registered public accounting firm concluded that our internal control over financial reporting was effective as of December 31, 2019, it is possible that material weaknesses may be identified in the future.

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

Our principal owned and leased properties as of December 31, 2019 are listed in the table below.

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

Additional manufacturing, research and development, sales, service and logistics sites are located in California, Washington, Florida, New York, Arizona and Oregon within the United States, and in Germany, United Kingdom, Czech Republic, Japan, China, Spain and Italy. These additional facilities cover approximately 540,000 square feet, of which approximately 374,000 square feet are leased and approximately 166,000 square feet are owned, and are used by our Photonics, Vision and Precision Motion segments.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe all of our properties have been properly-maintained.

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

Holders

As of the close of business on February 20, 2020, there were approximately 37 holders of record of the Company’s common shares. Since many of the common shares are registered in “nominee” or “street” names, the Company believes that the total number of beneficial owners is considerably higher.

Dividend Policy

The Company has never declared or paid cash dividends on its common shares and does not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

In October 2018, the Company’s Board of Directors authorized a share repurchase plan (the “2018 Repurchase Plan”) for the repurchase of up to an aggregate of $25.0 million of the Company’s common shares. The 2018 Repurchase Plan does not obligate the Company to acquire any particular amount of our common shares. No time limit was set for the completion of the 2018 Repurchase Plan, and the plan may be suspended or discontinued at any time. Since the adoption of the share repurchase plan, the Company repurchased 119 thousand shares for an aggregate purchase price of $10.0 million at an average price of $83.71 per share.

In February 2020, the Company’s Board of Directors authorized a new share repurchase plan for the repurchase of up to an aggregate of $50.0 million of the Company’s common shares (the “2020 Repurchase Plan”), following the completion of the 2018 Repurchase Plan. While the 2020 Repurchase Plan is intended to generally offset dilution from equity awards to the Company’s employees and directors, the plan does not obligate the Company to acquire any particular amount of our common shares. No time limit was set for the completion of the 2020 Repurchase Plan, and the plan may be suspended or discontinued at any time.

The following table sets forth certain information with respect to repurchases of the Company’s common shares under the 2018 Repurchase Plan for the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet Be Purchased Under the Plans or Programs
September 28 - November 1, 2019	15,600	$83.47	15,600	$17,012,575
November 2 - November 29, 2019	13,200	$84.07	13,200	$15,902,877
November 30 - December 31, 2019	9,964	$90.61	9,964	$15,000,088
Total	38,764		38,764

Performance Graph

The following graph compares the cumulative total return on the Company’s common shares with the cumulative total return on the Nasdaq Composite Index and the Russell 2000 Index for the period from December 31, 2014 through December 31, 2019. The comparison assumes an investment of $100 is made on December 31, 2014 in the Company’s common shares and in each of the indices and, in the case of the indices, it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return among Novanta Inc., Nasdaq Composite Index, and Russell 2000 Index

600
500
400
300
200
100
-
Dollars
2014
2015
2016
2017
2018
2019
Year
Novanta Inc.
Nasdaq Composite
Russell 2000

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Novanta Inc.	$100.00	$92.53	$142.66	$339.67	$427.99	$600.82
Nasdaq Composite Index	$100.00	$106.96	$116.45	$150.96	$146.67	$205.27
Russell 2000 Index (1)	$100.00	$95.59	$115.95	$132.98	$118.30	$148.49

(1)	Copyright © Russell Investments 2019. All rights reserved.

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

The consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017 (1)	2016	2015
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$626,099	$614,337	$521,290	$384,758	$373,598
Gross profit	262,085	261,528	220,531	162,452	157,890
Operating expenses (2)	206,803	190,515	162,965	129,497	128,586
Operating income from continuing operations (2)	55,282	71,013	57,566	32,955	29,304
Income from continuing operations before income taxes (3) (4)	45,766	61,302	76,134	32,522	46,022
Income tax provision	4,993	10,207	13,827	10,519	10,394
Income from continuing operations	40,773	51,095	62,307	22,003	35,628
Loss from discontinued operations, net of tax	—	—	—	—	(13)
Consolidated net income	40,773	51,095	62,307	22,003	35,615
Less: Net income attributable to noncontrolling interest	—	(1,986)	(2,256)	—	—
Net income attributable to Novanta Inc.	$40,773	$49,109	$60,051	$22,003	$35,615
Earnings per common share from continuing operations. (5):
Basic	$1.16	$1.46	$1.14	$0.63	$1.03
Diluted	$1.15	$1.43	$1.13	$0.63	$1.02
Earnings per common share attributable to Novanta Inc. (5):
Basic	$1.16	$1.46	$1.14	$0.63	$1.03
Diluted	$1.15	$1.43	$1.13	$0.63	$1.02
Weighted average common shares outstanding—basic	35,030	34,913	34,817	34,694	34,579
Weighted average common shares outstanding—diluted	35,546	35,473	35,280	34,914	34,827

(1)

In 2017, the Company completed the acquisitions of WOM, Laser Quantum and ThingMagic businesses, which contributed a total of $102.7 million in revenue for the year ended December 31, 2017. The operating results of these businesses have been included in the consolidated statement of operations since their respective acquisition dates.

(2)

In 2018, the Company adopted Accounting Standards Update (“ASU”) 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net periodic benefit cost and provides guidance on the presentation of the service component and the other components of net periodic benefit cost in the statement of operations. Amounts prior to 2018 have been retrospectively revised to conform with this presentation.

(3)

In 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum and recorded a non-taxable gain of $26.4 million, representing the excess of the fair value of the Company’s previously-held equity interest in Laser Quantum over its carrying value upon gaining control.

(4)	In 2015, the Company sold its JK Lasers business and recorded a gain on disposal of $19.6 million.
(5)

In the computation of earnings per common share attributable to Novanta Inc., net income attributable to Novanta Inc. included $1.8 million and ($20.2) million of redeemable noncontrolling interest redemption value adjustment for the years ended December 31, 2018 and 2017, respectively.

	December 31,
	2019	2018	2017 (2)	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$78,944	$82,043	$100,057	$68,108	$59,959
Total assets (1)	869,736	719,576	726,703	425,637	416,045
Debt, current	5,031	4,535	9,119	7,366	7,385
Debt, long-term	215,334	202,843	225,500	70,554	88,426
Long-term liabilities, excluding debt (1)	102,384	44,282	44,567	25,717	25,965
Redeemable noncontrolling interest (3)	—	—	46,923	—	—
Total stockholders’ equity	417,172	368,255	311,545	258,870	244,701

(1)

In 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” using the modified retrospective approach. ASU 2016-02 requires a lessee to recognize on the balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. The Company reported operating lease right-of-use (“ROU”) assets and operating lease liabilities of approximately $35.2 million and $39.2 million, respectively, as of December 31, 2019.

(2)

In 2017, the Company completed the acquisitions of WOM, Laser Quantum and ThingMagic businesses. Total assets acquired amounted to $284.4 million as of the acquisition date. The acquisitions were financed with borrowings under the revolving credit facility in the aggregate amount of $176.8 million.

(3)

In 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum, which increased our ownership position in Laser Quantum from approximately 41% to approximately 76%. The noncontrolling interest was considered a redeemable equity instrument and was presented as temporary equity on the consolidated balance sheet at the greater of the carrying value or the estimated redemption value of the noncontrolling interest. In 2018, the Company acquired the remaining approximately 24% of the outstanding shares of Laser Quantum from the noncontrolling interest shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K. The MD&A contains certain forward looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, our belief that the Purchasing Managers Index (“PMI”) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; anticipated revenue performance; industry trends; market conditions; our competitive positions; changes in economic and political conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions, integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits and expected costs of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory requirements and our compliance thereto; and other statements that are not historical facts. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” The words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward looking statements. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statements to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward looking statements, except as required under applicable law.

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

End Markets

We primarily operate in two end markets: the medical market and the advanced industrial market.

Medical Market

For the year ended December 31, 2019, the medical market accounted for approximately 55% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the year ended December 31, 2019, the advanced industrial market accounted for approximately 45% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Strategy

Our strategy is to drive sustainable, profitable growth through short-term and long-term initiatives, including:

•	disciplined focus on our diversified business model of providing components and sub-systems to long life-cycle OEM customer platforms in attractive medical and advanced industrial niche markets;
•	improving our business mix to increase medical sales as a percentage of total revenue by:
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
•

increasing our penetration of high growth advanced industrial applications, such as laser materials processing, robotics, laser additive manufacturing, automation and metrology, by working closely with OEM customers to launch application specific products that closely match the requirements of each application;

•

broadening our portfolio of enabling proprietary technologies and capabilities through increased investment in new product development, and investments in application development to further penetrate existing customers, while expanding the applicability of our solutions to new markets;

•

broadening our product and service offerings through the acquisition of innovative and complementary technologies and solutions in medical and advanced industrial technology applications, including increasing our recurring revenue streams such as services, spare parts and consumables;

•	expanding sales and marketing channels to reach new target customers;
•

improving our existing operations to expand profit margins and improve customer satisfaction by implementing lean manufacturing principles, strategic sourcing across our major production sites, and optimizing and limiting the growth of our fixed cost base; and

•	attracting, retaining, and developing world-class talented and motivated employees.

Significant Events and Updates

Third Amended and Restated Credit Agreement

On December 31, 2019, we entered into an amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”), which provides for an aggregate credit facility of $450.0 million, comprised of a $100.0 million U.S. dollar equivalent euro-denominated (approximately €90.2 million) 5-year term loan facility and a $350.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Third Amended and Restated Credit Agreement amended and restated our previous senior credit facilities that had a maturity date of May 19, 2021. The new Senior Credit Facilities will mature in December 2024 and include an uncommitted “accordion” feature pursuant to which the commitments thereunder may be increased by an additional $200.0 million in aggregate, subject to the satisfaction of certain customary conditions.

Acquisition of ARGES GmbH

On July 31, 2019, we acquired 100% of the outstanding shares of ARGES GmbH (“ARGES”), a Wackersdorf, Germany-based manufacturer of innovative laser scanning subsystems used in industrial materials processing and medical applications, for a total purchase price of €65.5 million ($72.9 million), subject to customary working capital adjustments. The purchase price consists of €24.0 million ($26.7 million) cash paid at closing, 124,461 Novanta common shares issued at closing (with a fair market value of €9.8 million, or $10.9 million, based on the closing market price of $87.58 per share on July 30, 2019), €7.1 million ($7.9 million) estimated fair value of contingent consideration and €24.7 million ($27.4 million) deferred cash consideration which is expected to be paid on June 29, 2020. The contingent consideration will be payable annually based on actual revenue achievement against certain revenue targets from August 2019 through December 2026, with the first payment due in the first quarter of 2021. The initial cash purchase price was financed with borrowings under our revolving credit facility.  We expect that the addition of ARGES will complement and expand our existing portfolio of lasers and laser beam steering solutions capabilities within the Photonics reportable segment.

Acquisition of Med X Change, Inc.

On June 5, 2019, we acquired 100% of the outstanding stock of Med X Change, Inc. (“Med X Change”), a Bradenton, Florida-based provider of medical grade, high definition and 4K video recording and documentation solutions to OEMs in the medical market, for a total purchase price of $21.9 million, net of working capital adjustments. The acquisition was financed with cash on hand and a $21.0 million borrowing under our revolving credit facility. We expect that the addition of Med X Change will complement and expand the technology capabilities within our Vision reportable segment to provide our medical OEM customers with more integrated operating room solutions.

Acquisition of Ingenia-CAT, S.L.

On April 16, 2019, we acquired 100% of the outstanding stock of Ingenia-CAT, S.L. (“Ingenia”), a Barcelona, Spain-based provider of high-performance servo drives and control software to OEMs in the medical and advanced industrial markets, for a total purchase price of €14.3 million ($16.2 million), net of working capital adjustments. The purchase price consists of €8.5 million ($9.6 million) of cash consideration and €5.8 million ($6.6 million) estimated fair value of contingent consideration. The initial cash purchase price was financed with cash on hand and borrowings under our revolving credit facility. The contingent consideration will be payable annually based on actual revenue achievement against certain revenue targets from April 2019 through March 2022, with the first payment due in the second quarter of 2020. We expect that the addition of Ingenia will enhance our strategic position in the precision motion control industry by enabling us to offer a broader range of motion control technologies and integrated solutions. Ingenia is included in our Precision Motion reportable segment.

2019 Restructuring

During the fourth quarter of 2018, we implemented a restructuring plan intended to realign operations, reduce costs, achieve operational efficiencies and focus resources on growth initiatives. We incurred costs amounting to $7.5 million related to this restructuring plan in 2019. We anticipate completing the 2019 restructuring program in the first quarter of 2020 and expect to incur additional restructuring charges of $0.1 million to $0.2 million related to the 2019 restructuring program.

Overview of Financial Results

Total revenue for 2019 was $626.1 million, an increase of $11.8 million, or 1.9%, versus 2018. This increase was primarily due to increased demand in the medical market, partially offset by decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending. The effect of our acquisitions in 2018 and 2019 resulted in an increase in revenue of $17.4 million, or 2.8%. In addition, foreign exchange rates adversely impacted our revenue by $9.8 million, or 1.6%, in 2019.

Operating income decreased $15.7 million from $71.0 million in 2018 to $55.3 million in 2019. This decrease was primarily attributable to an increase in research and development and engineering (“R&D”) spending of $4.9 million, an increase in selling, general and administrative (“SG&A”) expenses of $2.5 million and an increase in restructuring and acquisition related costs of $8.5 million.

Basic earnings per common share (“basic EPS”) of $1.16 in 2019 decreased $0.30 from the basic EPS of $1.46 in 2018. Diluted earnings per common share (“diluted EPS”) of $1.15 in 2019 decreased $0.28 from the diluted EPS of $1.43 in 2018. The decreases were primarily attributable to a decrease in operating income and the positive effect of a $1.8 million Laser Quantum nontaxable redeemable noncontrolling interest redemption value adjustment in 2018 that is not applicable in 2019.

Specific components of our operating results for 2019, 2018 and 2017 are further discussed below.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the years indicated:

	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Cost of revenue	58.1	57.4	57.7
Gross profit	41.9	42.6	42.3
Operating expenses:
Research and development and engineering	8.9	8.3	8.0
Selling, general and administrative	18.9	18.9	19.5
Amortization of purchased intangible assets	2.5	2.5	2.3
Restructuring and acquisition related costs	2.6	1.3	1.4
Total operating expenses	33.0	31.0	31.3
Operating income	8.8	11.6	11.0
Interest income (expense), net	(1.4)	(1.6)	(1.4)
Foreign exchange transaction gains (losses), net	(0.1)	0.0	(0.1)
Other income (expense), net	(0.0)	(0.0)	(0.0)
Gain on acquisition of business	—	—	5.1
Income before income taxes	7.3	10.0	14.6
Income tax provision	0.8	1.7	2.7
Consolidated net income	6.5	8.3	12.0
Less: Net income attributable to noncontrolling interest	—	(0.3)	(0.4)
Net income attributable to Novanta Inc.	6.5%	8.0%	11.5%

Revenue

The following table sets forth external revenue by reportable segment for 2019, 2018 and 2017 (dollars in thousands):

				% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Photonics	$230,457	$249,339	$232,359	(7.6)%	7.3%
Vision	271,407	232,902	183,074	16.5%	27.2%
Precision Motion	124,235	132,096	105,857	(6.0)%	24.8%
Total	$626,099	$614,337	$521,290	1.9%	17.8%

Photonics

Photonics segment revenue in 2019 decreased by $18.9 million, or 7.6%, versus 2018, primarily due to decreased demand in the advanced industrial market related to reductions in global industrial manufacturing spending, and a decrease in revenue from our optical light engine products, partially offset by $4.9 million of revenue from the acquisition of ARGES in July 2019.

Photonics segment revenue in 2018 increased by $17.0 million, or 7.3%, versus 2017, due to an increase in revenue across all of our product lines. Revenue from our laser beam delivery products increased $13.1 million as a result of increased volumes in the advanced industrial and medical markets.

Vision

Vision segment revenue in 2019 increased by $38.5 million, or 16.5%, versus 2018. The increase was primarily due to an increase in revenue of $28.4 million from our minimally invasive surgery products as a result of new product introductions and increased demand in the medical market and $5.4 million of revenue from the acquisition of Med X Change in June 2019.

Vision segment revenue in 2018 increased by $49.8 million, or 27.2%, versus 2017. The increase was primarily due to a $46.9 million increase in revenue as a result of full-year revenue from WOM being included in 2018 results.

Precision Motion

Precision Motion segment revenue in 2019 decreased by $7.9 million, or 6.0%, versus 2018. The decrease was primarily due to decreased demand in the microelectronics and industrial market related to reductions in global industrial manufacturing spending, partially offset by increased demand in the medical market and the acquisitions of Ingenia in April 2019 and Zettlex Holdings Limited (“Zettlex”) in May 2018.

Precision Motion segment revenue in 2018 increased by $26.2 million, or 24.8%, versus 2017. The increase was primarily due to an increase in revenue across all of our product lines as a result of increased demand in the advanced industrial and medical markets and the Zettlex acquisition in May 2018.

Gross Profit

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for 2019, 2018 and 2017 (dollars in thousands):

	2019	2018	2017
Gross profit:
Photonics	$105,845	$117,109	$106,117
Vision	105,228	87,198	69,249
Precision Motion	53,326	59,477	46,564
Unallocated Corporate and Shared Services	(2,314)	(2,256)	(1,399)
Total	$262,085	$261,528	$220,531
Gross profit margin:
Photonics	45.9%	47.0%	45.7%
Vision	38.8%	37.4%	37.8%
Precision Motion	42.9%	45.0%	44.0%

Total	41.9%	42.6%	42.3%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for 2019 decreased $11.3 million, or 9.6%, versus 2018, primarily due to a decrease in revenue. Photonics segment gross profit margin was 45.9% for 2019, compared with a gross profit margin of 47.0% for 2018. The decrease in gross profit margin was primarily attributable to changes in product mix.  Amortization of inventory fair value adjustments and amortization of developed technologies increased $1.1 million, which resulted in a 0.5 percentage point decrease in gross profit margin.

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

Vision

Vision segment gross profit for 2019 increased $18.0 million, or 20.7%, versus 2018, primarily due to an increase in revenue. Vision segment gross profit margin was 38.8% for 2019, compared with a gross profit margin of 37.4% for 2018. The increase in gross profit margin was primarily attributable to increased utilization of our German facility and cost reductions in our optical data collection products, partially offset by the cost of a redundant manufacturing facility in San Jose, California until the transfer of our manufacturing activities was substantially completed at the end of 2019.

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

Precision Motion

Precision Motion segment gross profit for 2019 decreased $6.2 million, or 10.3%, versus 2018, primarily due to a decrease in revenue and a decrease in gross profit margin. Precision Motion segment gross profit margin was 42.9% for 2019, compared with a gross profit margin of 45.0% for 2018. The decrease in gross profit margin was primarily attributable to business volume reductions that could not be fully compensated by cost reduction initiatives.

Precision Motion segment gross profit for 2018 increased $12.9 million, or 27.7%, versus 2017, primarily due to an increase in revenue. Precision Motion segment gross profit margin was 45.0% for 2018, compared with a gross profit margin of 44.0% for 2017. The increase in gross profit margin was primarily related to changes in product mix.

Operating Expenses

The following table sets forth operating expenses for 2019, 2018 and 2017 (dollars in thousands):

				% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Research and development and engineering	$55,965	$51,024	$41,673	9.7%	22.4%
Selling, general and administrative	118,407	115,900	101,654	2.2%	14.0%
Amortization of purchased intangible assets	15,857	15,550	12,096	2.0%	28.6%
Restructuring and acquisition related costs	16,574	8,041	7,542	106.1%	6.6%
Total	$206,803	$190,515	$162,965	8.5%	16.9%

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation and related expenses and cost of materials for R&D projects.

R&D expenses were $56.0 million, or 8.9% of revenue, in 2019, versus $51.0 million, or 8.3% of revenue, in 2018. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to R&D expenses from acquisitions and higher investments in R&D.

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

SG&A expenses were $118.4 million, or 18.9% of revenue, in 2019, versus $115.9 million, or 18.9% of revenue, in 2018. SG&A expenses increased in terms of total dollars primarily due to SG&A expenses from acquisitions and higher professional services spending, partially offset by lower variable compensation expense.

SG&A expenses were $115.9 million, or 18.9% of revenue, in 2018, versus $101.7 million, or 19.5% of revenue, in 2017. SG&A expenses increased in terms of total dollars primarily due to acquisitions in 2017 and 2018, and an increase in compensation as a result of higher headcount and share-based compensation expense.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets is charged to our Photonics, Vision and Precision Motion segments. Amortization of core technologies is included in cost of revenue in the consolidated statement of operations. Amortization of customer relationships, trademarks, trade names, backlog and other intangibles are included in operating expenses in the consolidated statement of operations.

Amortization of purchased intangible assets, excluding the amortization of developed technologies that is included in cost of revenue, was $15.9 million, or 2.5% of revenue, in 2019, versus $15.6 million, or 2.5% of revenue, in 2018. The increase in terms of total dollars was the result of acquired intangible assets from acquisitions in 2018 and 2019.

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

Restructuring and Acquisition Related Costs

Restructuring and acquisition related charges primarily relate to our restructuring programs, acquisition related costs incurred for completed acquisitions, acquisition costs related to future potential acquisitions and failed acquisitions, and changes in fair value of contingent considerations.

We recorded restructuring and acquisition related costs of $16.6 million in 2019, versus $8.0 million in 2018. The increase in restructuring and acquisition related costs versus 2018 was primarily due to an increase in restructuring charges of $6.6 million as a result of the 2018 and 2019 restructuring programs and an increase in acquisition related costs of $1.9 million primarily related to an increase in professional services fees, partially offset by a decrease in costs recognized under earn-out agreements.

We recorded restructuring and acquisition related costs of $8.0 million in 2018, versus $7.5 million in 2017. The increase in restructuring and acquisition related costs versus 2017 was primarily due to a $1.7 million increase in restructuring related charges as a result of the 2018 and 2019 restructuring programs, partially offset by a decrease in acquisition related charges of $1.2 million mostly attributable to an investment banking success fee related to the acquisition of WOM in 2017.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Operating Income (Loss)
Photonics	$41,990	$59,285	$51,660
Vision	21,007	8,991	7,883
Precision Motion	22,339	31,674	27,146
Unallocated Corporate and Shared Services	(30,054)	(28,937)	(29,123)
Total	$55,282	$71,013	$57,566

Photonics

Photonics segment operating income was $42.0 million, or 18.2% of revenue, in 2019, versus $59.3 million, or 23.8% of revenue, in 2018. The decrease in operating income was primarily due to a decrease in gross profit of $11.3 million, an increase in R&D expenses of $2.1 million and restructuring related charges of $5.0 million associated with the 2019 restructuring program, including a $2.2 million impairment of operating lease right-of-use asset.

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

Vision

Vision segment operating income was $21.0 million, or 7.7% of revenue, in 2019, versus $9.0 million, or 3.9% of revenue, in 2018. The increase in operating income was primarily due to an increase in gross profit of $18.0 million, partially offset by an increase in R&D expenses of $1.6 million and SG&A expenses of $2.8 million. Vision segment operating income was negatively affected by a $0.9 million net increase in amortization of inventory fair value adjustments and amortization of intangible assets.

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

Precision Motion

Precision Motion segment operating income was $22.3 million, or 18.0% of revenue, in 2019, versus $31.7 million, or 24.0% of revenue, in 2018. The decrease in operating income was primarily due to a decrease in gross profit of $6.2 million, an increase in R&D expenses of $1.3 million and SG&A expenses of $2.8 million, partially offset by a decrease in acquisition related earn-out costs of $1.8 million associated with the Zettlex acquisition.

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

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared SG&A functions and other public company costs that are not allocated to the operating segments, including certain restructuring and most acquisition related costs.

Unallocated corporate and shared services costs for 2019 increased by $1.1 million, or 3.9%, from 2018, primarily due to an increase in restructuring and acquisition related costs of $3.8 million, partially offset by a decrease in SG&A expenses of $2.6 million primarily related to lower variable compensation expense.

Unallocated corporate and shared services costs for 2018 decreased by $0.2 million, or 0.6%, from 2017.

Interest Income (Expense), Foreign Exchange Transaction Gains (Losses), and Other Income (Expense), Net

The following table sets forth interest income (expense), foreign exchange transaction gains (losses), and other income (expense) for 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Interest income (expense), net	$(8,493)	$(9,814)	$(7,165)
Foreign exchange transaction gains (losses), net	(780)	147	(447)
Other income (expense), net	(243)	(44)	(229)
Gain on acquisition of business	—	—	26,409

Interest Income (Expense), Net

Net interest expense was $8.5 million in 2019 versus $9.8 million in 2018. The decrease in net interest expense was primarily due to a decrease in average debt levels and a decrease in the weighted average interest rate on our Senior Credit Facilities. The weighted average interest rate on our Senior Credit Facilities was 3.30% and 3.53% during 2019 and 2018, respectively. Included in net interest expense was non-cash interest expense of approximately $1.1 million and $1.0 million in 2019 and 2018, respectively, related to the amortization of deferred financing costs on our debt.

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

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were $0.8 million net losses in 2019 versus $0.1 million net gains in 2018 primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro, and net realized gains from foreign currency contracts.

Foreign exchange transaction gains (losses), net, were $0.1 million net gains in 2018 versus $0.4 million net losses in 2017 primarily due to changes in the value of the U.S. Dollar against the British Pound, Euro and Japanese Yen, and net realized gains from foreign currency contracts.

Other Income (Expense), Net

Net other expense was nominal in both 2019 and 2018, respectively.

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

Income Tax Provision

We recorded a tax provision of $5.0 million in 2019, as compared to a tax provision of $10.2 million in 2018. The effective tax rate for 2019 was 10.9% of income before income taxes, compared to an effective tax rate of 16.7% of income before income taxes for 2018. Our effective tax rate for 2019 differed from the Canadian statutory rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, a $2.0 million U.K. patent box deduction, a $1.7 million benefit from share-based compensation, $1.5 million of other tax credits, and $0.8 million of estimated deductions for Foreign Derived Intangible Income; offset by $0.3 million of non-deductible expenses recognized under earn-out agreements in connection with various acquisitions and $0.2 million of non-deductible acquisition costs.

We recorded a tax provision of $10.2 million in 2018, as compared to a tax provision of $13.8 million in 2017. The effective tax rate for 2018 was 16.7% of income before income taxes, compared to an effective tax rate of 18.2% of income before income taxes for 2017. Our effective tax rate in 2018 differed from the Canadian statutory rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, including the benefit of the new 21% U.S. corporate income tax rate and $1.6 million of estimated deductions for Foreign Derived Intangible Income, a $0.9 million benefit from share-based compensation, a $1.9 million U.K. patent box deduction and $1.3 million of other tax credits; offset by $0.8 million of non-deductible expenses recognized under an earn-out agreement in connection with the Zettlex acquisition.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, investments in businesses, and repayment of our debt and related interest expense. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We believe our future operating cash flows will be sufficient to meet our future operating and capital expenditure cash needs for the foreseeable future, including at least the next 12 months. The availability of borrowing capacity under our revolving credit facility provides another potential source of liquidity for acquisitions. We may seek to raise additional capital, which could be in the form of bonds, convertible debt or equity, to fund business development activities or other future investing cash requirements, subject to approval by the lenders in the Third Amended and Restated Credit Agreement.

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

Our ability to make payments on our indebtedness and to fund our operations may be dependent upon the earnings and the distribution of funds from our subsidiaries. Local laws and regulations and/or the terms of our indebtedness restrict certain of our subsidiaries from paying dividends and transferring assets to us. There is no assurance that applicable laws and regulations and/or the terms of our indebtedness will permit our subsidiaries to provide us with sufficient dividends, distributions or loans when necessary.

As of December 31, 2019, $57.2 million of our $78.9 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities. Approximately $189.6 million of our outstanding borrowings under our Senior Credit Facilities (defined below) were held in our subsidiaries outside of Canada and the United States. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

Share Repurchase Plans

Our Board of Directors may approve share repurchase plans from time to time. Under these repurchase plans, shares may be repurchased at our discretion based on ongoing assessment of the capital needs of the business, the market price of our common shares, and general market conditions. Shares may also be repurchased through an accelerated share purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common shares to be repurchased when we would otherwise be prohibited from doing so under insider trading laws. While the share repurchase plans are generally intended to offset dilution from equity awards granted to our employees and directors, the plans do not obligate us to acquire any particular amount of common shares. No time limit is typically set for the completion of the share repurchase plans, and the plans may be suspended or discontinued at any time. We expect to fund share repurchases through cash on hand and cash generated from operations.

In October 2018, our Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of common shares. Share repurchases have been made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. During 2019, we repurchased 119 thousand shares for an aggregate purchase price of $10.0 million at an average price of $83.71 per share under the 2018 Repurchase Plan. We had $15.0 million available for share repurchases under the 2018 Repurchase Plan as of December 31, 2019.

In February 2020, our Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of common shares. We expect that share repurchases will be made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 after the 2018 Repurchase Plan is completed.

Senior Credit Facilities

In December 2019, we entered into the Third Amended and Restated Credit Agreement, consisting of a $100.0 million U.S. dollar equivalent euro-denominated (approximately €90.2 million) 5-year term loan facility and a $350.0 million 5-year revolving credit facility. The Senior Credit Facilities mature in December 2024. The term loan facility requires quarterly scheduled principal repayments of approximately €1.1 million beginning in March 2020 with the remaining principal balance due upon maturity. We may make additional principal payments at any time, which will reduce the next quarterly installment payment due. We may make payments to pay down our revolving credit facility with cash on hand and cash generated from future operations at anytime until maturity.

As of December 31, 2019, we had a €90.2 million euro-denominated term loan (approximately $101.2 million) and $123.4 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 0.25% to 1.25% per annum, determined by reference to our consolidated leverage ratio, or (b) the Eurocurrency Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 1.25% and 2.25% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.40% per annum, determined by reference to our consolidated leverage ratio.

The Third Amended and Restated Credit Agreement contains various covenants that, we believe, are usual and customary for this type of agreement, including a maximum allowed leverage ratio and a minimum required fixed charge coverage ratio (as defined in the Third Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of December 31, 2019:

	Requirement	Actual December 31, 2019
Maximum consolidated leverage ratio	3.50	1.88
Minimum consolidated fixed charge coverage ratio	1.50	5.35

In addition, the Third Amended and Restated Credit Agreement contains various other customary representations, warranties and covenants applicable to the Company and its subsidiaries, including: (i) limitations on certain payments; (ii) limitations on fundamental changes involving the Company; (iii) limitations on the disposition of assets; and (iv) limitations on indebtedness, investments, and liens.

Cash Flows

Cash and cash equivalents totaled $78.9 million at December 31, 2019, versus $82.0 million at December 31, 2018. The net decrease in cash and cash equivalents is primarily attributable to debt repayments of $50.7 million, current year business acquisitions of $53.1 million, capital expenditures of $10.7 million, and repurchases of common shares of $10.0 million. These cash outflows were offset by cash provided by operating activities of $63.2 million and borrowings under our revolving credit facility of $66.8 million.

The following table summarizes our cash and cash equivalent balances, cash flows and unused borrowing capacity available under our revolving credit facility for the years indicated (in thousands):

	2019	2018	2017
Cash and cash equivalents, end of year	$78,944	$82,043	$100,057
Net cash provided by operating activities	$63,248	$89,647	$63,378
Net cash used in investing activities	$(63,844)	$(45,590)	$(177,380)
Net cash provided by (used in) financing activities	$(3,935)	$(60,164)	$143,330
Unused borrowing capacity available under revolving credit facility, end of year	$226,616	$189,942	$175,547

Operating Cash Flows

Cash provided by operating activities was $63.2 million in 2019, versus $89.6 million in 2018. Cash provided by operating activities in 2019 decreased from 2018 primarily due to increases in net working capital in 2019 which decreased cash provided by operating activities by $27.4 million.

Cash provided by operating activities for 2019 was negatively impacted by an increase in our days sales outstanding which increased from 51 days at December 31, 2018 to 54 days at December 31, 2019 primarily due to poor sales linearity, a decrease in our outstanding payables and accrued expenses, excluding payables and accrued expenses assumed from acquisitions in 2019, and an increase in inventories. Our inventory turnover ratio decreased from 3.4 at December 31, 2018 to 3.1 at December 31, 2019.

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

Investing Cash Flows

Cash used in investing activities was $63.8 million during 2019, primarily driven by the Ingenia and Med X Change acquisitions and the initial cash purchase price for the ARGES acquisition. In connection with these acquisitions, we paid $53.1 million cash considerations (net of cash acquired of $4.2 million). We also paid $10.7 million for capital expenditures during 2019.

Cash used in investing activities was $45.6 million during 2018, primarily related to $29.6 million in cash outflows (net of cash acquired of $3.8 million) related to acquisitions in 2018 and $14.7 million for capital expenditures.

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

We have no material commitments to purchase property, plant and equipment as of December 31, 2019. We expect to use approximately $18 million to $21 million in 2020 for capital expenditures related to investments in new property, plant and equipment for our existing businesses.

Financing Cash Flows

Cash used in financing activities was $3.9 million during 2019, primarily due to $50.7 million repayment of term loan and revolving credit facility, $6.9 million of payroll tax payments on share-based compensation awards, and $10.0 million of repurchases of common shares, partially offset by $66.8 million of borrowings under our revolving credit facility used to fund cash considerations paid for the Ingenia, Med X Change and ARGES acquisitions. We also paid $2.7 million for debt issuance costs as a result of the Third Amended and Restated Credit Agreement entered into in December 2019.

Cash used in financing activities was $60.2 million during 2018, primarily due to $30.8 million of cash consideration paid for the acquisition of the remaining equity interest in Laser Quantum, $9.2 million of contractual term loan payments, $65.4 million of optional repayments of borrowings under our revolving credit facility, $3.6 million of payroll tax payments on share-based compensation awards, and $5.9 million of repurchases of  common shares, partially offset by $55.3 million of borrowings under our revolving credit facility used to fund a portion of the cash consideration paid for the acquisition of Zettlex and the remaining equity interest in Laser Quantum.

Cash provided by financing activities was $143.3 million during 2017, primarily due to $176.8 million of borrowings under our revolving credit facility used to fund a portion of the cash considerations paid for the WOM, ThingMagic and Laser Quantum acquisitions, partially offset by $7.9 million of contractual term loan payments, $19.0 million of optional repayments of borrowings under our revolving credit facility, $2.5 million of contingent consideration payments, $2.1 million of payroll withholding tax payments on share-based compensation awards, $0.4 million of repurchases of our common shares and $0.9 million of principal payments under our finance lease obligations. We also paid $0.7 million for debt issuance costs as a result of the Third Amendment to the Second Amended and Restated Credit Agreement entered into in August 2017.

In 2020, we are contractually required to pay $5.1 million in repayments under our term loan facility and $1.3 million in principal payments under our finance lease obligations. In addition, we may pay down our term loan and revolving credit facility from time to time with available cash generated from future operating activities.

Pension Plans

We maintain a defined benefit pension plan in the U.K. (the “U.K. Plan”). Our U.K. Plan was closed to new members in 1997 and stopped accruing additional pension benefits for existing members in 2003, thereby limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation as of the date the plan was frozen, adjusted for inflation. On July 1, 2013, the Company provided a Guarantee (the “Guarantee”) in favor of the trustees of the U.K. Plan with respect to all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally and in any capacity whatsoever) under the U.K. Plan of Novanta Technologies UK Limited, a wholly owned subsidiary of the Company.

Our funding policy is to fund the U.K. Plan based on actuarial methods as permitted by the Pensions Regulator in the U.K. The results of funding valuations depend on both the funding deficit and the assumptions used (such as asset returns, discount rates, mortality, retail price inflation and other market driven assumptions). Each assumption used represents one estimate of many possible future outcomes. The final cost to us will be determined by events as they actually become known, including actual return on plan assets and pension payments to plan participants. As of December 31, 2019, the projected benefit obligation under the U.K. Plan exceeded the fair value of plan assets by $1.5 million. Based on the results of the most recent funding valuation, our annual contributions are expected to be approximately $1.0 million in 2020 and will increase by 2.9% per year thereafter.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2019 and the effect that such obligations are expected to have on our liquidity and cash flows in future years. We have excluded the future cash payments for unrecognized tax benefits of $4.7 million, including interest and penalties, because we are uncertain if and when such amounts may be settled. These unrecognized tax benefits are further explained in Note 15 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations	Total	2020	2021 - 2022	2023 - 2024	Thereafter
	(In thousands)
Senior Credit Facilities (1)	$224,552	$5,073	$10,142	$209,337	$—
Interest on Senior Credit Facilities (2)	25,169	5,293	10,319	9,557	—
Finance leases (3)	18,247	1,738	10,185	1,884	4,440
Operating leases (4)	53,416	6,157	11,936	9,182	26,141
Purchase commitments (5)	75,761	74,097	1,640	24	—
U.K. pension plan (6)	1,473	985	488	—	—
Deferred cash considerations (7)	28,873	28,873	—	—	—
Contingent considerations and earn-outs (8)	23,605	3,813	14,318	2,093	3,381
Total contractual obligations	$451,096	$126,029	$59,028	$232,077	$33,962

(1)

As of December 31, 2019, a total of $101.2 million term loan and $123.4 million revolving credit facility were outstanding under the Senior Credit Facilities. The term loan is payable in quarterly installments of approximately €1.1 million ($1.3 million) beginning in March 2020 with the final installment of €68.7 million ($77.1 million) due upon maturity in December 2024. Borrowings under the revolving credit facility are due at maturity in December 2024.

(2)

For the purpose of this calculation, current interest rates on floating rate obligations (LIBOR plus applicable margin, as defined in the Third Amended and Restated Credit Agreement) were used for the remainder contractual life of both the term loan and outstanding borrowings under the revolving credit facility. Current commitment fee rate was used for the unused commitments under the revolving credit facility as of December 31, 2019.

(3)	Future minimum lease payments under finance leases include the exercise price of an option to purchase a facility for $8.4 million in Germany in 2021.
(4)

These amounts primarily represent the gross amounts due for leased facilities. The amounts include payments due with respect to both active operating facilities and idle facilities that have been vacated.

(5)	Purchase commitments represent purchase obligations as of December 31, 2019.
(6)

Amounts shown represent funding obligations equivalent to $1.0 million per year, increasing 2.9% through 2021, based on annual funding contributions in effect as of December 31, 2019 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in various actuarial assumptions and actual investment returns on plan assets.

(7)	These amounts represent the deferred cash considerations for acquisitions in 2018 and 2019 that are expected to be paid in 2020.
(8)

These amounts represent the estimated contingent consideration and earn-out payments accrued in the consolidated balance sheet as of December 31, 2019 that are expected to be paid between 2020 and 2027. The undiscounted range of the possible contingent consideration and earn-out payments is $3.8 million to $36.7 million.

Off-Balance Sheet Arrangements

Through December 31, 2019, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses for the reporting periods. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, inventory valuation, impairment assessment and valuation of goodwill, intangible assets and tangible long-lived assets, valuation of contingent consideration obligations, accounting for income taxes, and accounting for loss contingencies. Actual results in the future could differ significantly from our estimates.

We believe that the following critical accounting policies and estimates most significantly affect the portrayal of our financial condition and results of operations and require the most difficult and subjective judgments.

Revenue Recognition. Beginning January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09” or “Topic 606”) using the modified retrospective method. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Revenue recognition for arrangements within the scope of Topic 606 includes the following five steps: (i) identifying the contract(s) with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when (or as) a performance obligation is satisfied.

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

We generally provide warranties for our products. The standard warranty period is typically 12 months to 24 months for our Photonics and Precision Motion segments and 12 months to 36 months for the Vision segment. The standard warranty period for product sales is accounted for under the provisions of ASC 450, “Contingencies,” as we have the ability to ascertain the likelihood of the liability and can reasonably estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded to cost of revenue at the time revenue is recognized. Our estimate of the costs to service warranty obligations is based on historical experience and expectations of future conditions. To the extent our experience in warranty claims or costs associated with servicing those claims differ from the original estimates, revisions to the estimated warranty liability are recorded at that time, with an offsetting entry recorded to cost of revenue.

We expense incremental direct costs of obtaining a contract when incurred if the expected amortization period is one year or less. These costs are recorded within selling, general and administrative expenses in the consolidated statement of operations. We do not adjust the promised amount of consideration for the effects of a financing component because the time period between the transfer of a promised good to a customer and the customer’s payment for that good is typically one year or less.

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

We regularly review inventory quantities on hand and, when necessary, record provisions for excess and obsolete inventory based on either our forecasted product demand and production requirements or trailing historical usage of the product. If our sales do not materialize as planned or at historical levels, we may have to increase our reserve for excess and obsolete inventory, which would reduce our earnings. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of revenue and higher income from operations than expected in that period.

Share-Based Compensation. We record expenses associated with share-based compensation awards to employees and directors based on the fair value of awards as of the grant date. For share-based compensation awards that vest over time based on employment, the associated expenses are recognized in the consolidated statement of operations ratably over the vesting period of the award, net of estimated forfeitures.

We typically grant two types of performance-based awards to certain members of the executive management team: non-GAAP EPS performance-based restricted stock units (“EPS-PSUs”) and relative total shareholder return performance-based restricted stock units (“TSR-PSUs”). For EPS-PSUs, share-based compensation expense is recognized ratably over the vesting period when it is probable that specified performance targets are expected to be achieved based on management’s projections. Management’s projections are revised, if necessary, in subsequent periods when underlying factors change the evaluation of the probability of achieving the performance targets as well as the level of achievement. When the estimated achievement levels are adjusted at a later date, a cumulative adjustment to the share-based compensation expense previously recognized would be required. Accordingly, share-based compensation expense associated with EPS-PSUs may differ significantly from period to period based on changes to both the probability and the level of achievement against performance targets. For TSR-PSUs, we recognize the related compensation expense based on the fair value of the TSR-PSUs, which is determined using the Monte-Carlo simulation valuation model as of the date of grant. The expense related to TSR-PSUs is recognized on a straight-line basis from the grant date to the end of the performance period, which is generally three years, regardless of whether the target relative total stockholder return is achieved.

The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the grant agreement in a large number of simulated scenarios. Key assumptions for the Monte Carlo simulation model include risk-free interest rate and expected stock price volatility of both the Company’s common shares and the Russell 2000 index.

Valuation of Long-lived Assets. The purchase price we pay for acquired companies is allocated first to the identifiable assets acquired and liabilities assumed at their fair value. Any excess purchase price is then allocated to goodwill. We make various assumptions and estimates in order to assign fair value to acquired tangible and intangible assets and liabilities. Key assumptions typically include revenue growth rates and projected cash flows, discount rates, royalty rates, technology obsolescence curves, and customer attrition rates, among others. Actual cash flows may vary from forecasts used to value these assets at the time of the business combination.

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

Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with ASC 350, “Intangibles—Goodwill and Other.” We test our goodwill balances annually as of the beginning of the second quarter or more frequently if indicators are present, or changes in circumstances suggest, that an impairment may exist. Should the fair value of our goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment loss may be necessary.

We evaluate our goodwill, intangible assets and other long-lived assets for impairment at the reporting unit level which is generally at least one level below our reportable segments. We have the option of first performing a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In performing the qualitative assessment, we review factors both specific to the reporting unit and to the Company as a whole, such as financial performance, macroeconomic conditions, industry and market considerations, and the fair value of each reporting unit as of the last valuation date. If we elect this option and believe, as a result of the qualitative assessment, that it is more likely than not that the carrying value of goodwill is not recoverable, the quantitative impairment test is required; otherwise, no further testing is required.

Alternatively, we may elect to bypass the qualitative assessment and perform the quantitative impairment test instead. This approach requires a comparison of the carrying value of each of our reporting units to the fair value of these reporting units. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recorded for the difference. The fair value of a reporting unit is estimated primarily using a discounted cash flow (“DCF”) method. The DCF approach requires that we forecast future cash flows for each of the reporting units and discount the cash flow streams based on a weighted average cost of capital (“WACC”) that is derived, in part, from comparable companies within similar industries. The DCF calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The carrying values of each reporting unit include assets and liabilities which relate to the reporting unit’s operations. Additionally, reporting units that benefit from corporate assets or liabilities are allocated a portion of those corporate assets and liabilities on a proportional basis.

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

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2019, using a qualitative assessment, noting no impairment. As of December 31, 2019, there were no indicators of impairment of our long-lived assets.

We have a significant amount of goodwill, intangible assets and other long-lived assets. The following table shows the breakdown of goodwill, intangible assets and property, plant and equipment by reportable segment as of December 31, 2019 (in thousands):

	Goodwill	Intangible Assets, net	Property, Plant & Equipment, net
Photonics	$110,952	$63,202	$31,701
Vision	128,364	81,066	32,033
Precision Motion	35,394	21,907	9,783
Unallocated Corporate and Shared Services	—	—	4,039
Total	$274,710	$166,175	$77,556

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

We record a valuation allowance on our deferred tax assets when it is more likely than not that they will not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we determine that we are able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance for the deferred tax assets would be recorded and would increase our net income in the period in which such determination is made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance for the deferred tax assets will be recorded and will reduce our net income in the period such determination is made.

In conjunction with our ongoing review of our actual results and anticipated future earnings, we continuously reassess the adequacy of the valuation allowance currently in place on our deferred tax assets. In 2019, we utilized valuation allowance of $0.5 million recorded on net operating losses and other timing items in certain tax jurisdictions due to taxable income generated in the current year.

The amount of income taxes we pay is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our tax liabilities in the period that the assessments are made or resolved, or when the statute of limitations for certain periods expires. As of December 31, 2019, the total amount of gross unrecognized tax benefits was $4.9 million, of which $4.8 million would favorably affect our effective tax rate, if recognized. Over the next twelve months, we may need to record up to $0.5 million of previously unrecognized tax benefits in the event of statute of limitations closures.

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in nature. This amount becomes taxable upon a repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. The amount of undistributed earnings of foreign subsidiaries totaled $168.4 million as of December 31, 2019. The estimated unrecognized income and foreign withholding tax liability on this temporary difference is approximately $0.2 million.

Loss Contingencies. We are subject to legal proceedings, lawsuits and other claims relating to product quality, labor, service and other matters arising in the ordinary course of business. We review the status of each significant matter and assess our potential financial exposure on a quarterly basis. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available as of the date of the financial statement. As additional information becomes available, we will reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. We expense legal fees as incurred.

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

Foreign Currency Exchange Rate Risk and Sensitivity

We are exposed to changes in foreign currency exchange rates which could affect our operating results as well as our financial position and cash flows. The foreign currencies to which we have the most significant exchange rate exposures are the Euro, British Pound and Japanese Yen. The Company manages its foreign currency exposures on a consolidated basis, which allows the Company to analyze exposures globally and take into account offsetting exposures in certain balances. The primary foreign currency denominated transactions include revenue and expenses and the resulting accounts receivable and accounts payable balances reflected on our consolidated balance sheet and with intercompany trading partners that are eliminated in consolidation.

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

We had foreign currency contracts with notional amounts totaling $12.4 million and a fair value of less than $0.1 million as of December 31, 2019. A hypothetical 10% strengthening of the U.S. dollar against other currencies would result in an approximately $0.1 million increase in the fair value of our foreign currency contracts as of December 31, 2019. By contrast, a hypothetical 10%

weakening of the U.S. dollar against other currencies would result in an approximately $0.1 million decrease in the fair value of our foreign currency contracts as of December 31, 2019.

Interest Rates

Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We have $224.6 million of outstanding variable rate debt as of December 31, 2019. A 100 basis point increase in interest rates at December 31, 2019 would increase our annual pre-tax interest expense by approximately $2.2 million.

Item 8. Financial Statements and Supplementary Data

NOVANTA INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Novanta Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Novanta Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisitions of Med X Change, Inc., Ingenia-CAT, S.L., and ARGES GmbH   – Valuation of Developed Technologies and Customer Relationships Intangible Assets

As described in Notes 2 and 4 to the consolidated financial statements, the Company completed the acquisitions of Med X Change, Inc., Ingenia-CAT, S.L., and ARGES GmbH in 2019 for purchase prices of $21.9 million, $16.2 million and $72.9 million, respectively. The acquisition of Med X Change, Inc. resulted in $9.9 million of customer relationships intangible assets being recorded, the acquisition of Ingenia-CAT, S.L. resulted in $9.3 million of developed technologies intangible assets being recorded, and the acquisition of ARGES GmbH resulted in $11.8 million of customer relationships intangible assets and $11.4 million of developed technologies intangible assets being recorded. Assets acquired and liabilities assumed have been recorded by management at their estimated fair values as of the acquisition dates.  The fair values of developed technologies for ARGES GmbH and Med X Change, Inc. were valued using the relief from royalty method. The fair values of developed technologies for Ingenia-CAT, S.L. were valued using the multi-period excess earnings method.  The fair values of customer relationships were valued using the multi-period excess earnings method. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions by management, including revenue growth rates, customer attrition rates royalty rates, discount rates and projected future cash flows.

The principal considerations for our determination that performing procedures relating to the valuation of the developed technologies and customer relationships intangible assets as a result of the acquisitions of Med X Change, Inc., Ingenia-CAT, S.L., and ARGES GmbH is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurements of developed technologies and customer relationships intangible assets acquired due to the significant judgment by management when developing the estimates, (ii) significant audit effort was required in evaluating the significant assumptions relating to the estimates, such as the revenue growth rates, customer attrition rates, and discount rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technologies and customer relationships intangible assets and controls over the development of the assumptions related to the valuation of these intangible assets, including the revenue growth rates, customer attrition rates, and discount rates. These procedures also included, among others, (i) reading the purchase agreements, (ii) testing management’s process for estimating the fair value of the developed technologies and customer relationships intangible assets, and (iii) testing management’s assumptions used to estimate the fair value of the developed technologies and customer relationships intangible assets. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of underlying data used in the relief from royalty and multi-period excess earnings methods, and assessing the reasonableness of significant assumptions used by management, including the revenue growth rates, customer attrition rates, and discount rates. Evaluating the reasonableness of the revenue growth rates, customer attrition rates, and discount rates involved considering the past performance of the acquired businesses, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of certain significant assumptions, including the discount rates. The discount rates were evaluated by considering the cost of capital of comparable businesses and other industry factors.

Fair Value Measurements of the Contingent Consideration for ARGES GmbH and Ingenia-CAT, S.L. Acquisitions

As described in Notes 4 and 7 to the consolidated financial statements, the Company had $14.6 million of contingent consideration liabilities as of December 31, 2019 related to the acquisitions of ARGES GmbH and Ingenia-CAT, S.L. The contingent consideration payments will be payable annually based on the achievement of certain revenue targets by the Company from August 2019 through December 2026 for ARGES GmbH and from April 2019 through March 2022 for Ingenia-CAT, S.L. As of the acquisition dates, management determined the estimated fair value of contingent consideration liabilities using a Monte Carlo valuation method. The following qualitative information was used by management to determine the fair value measurement of the contingent consideration liabilities: historical and projected revenues, revenue volatilities, cost of debt, and the discount rates.

The principal considerations for our determination that performing procedures relating to valuation of  contingent consideration related to the ARGES GmbH and Ingenia-CAT, S.L. acquisitions is a critical audit matter are (i) there was significant judgment by management when determining the estimated fair value, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the Monte Carlo valuation method and assessing the significant assumptions used by management, including the projected revenues, revenue volatilities, and the discount rates, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s fair value measurements of the contingent consideration, including controls over management’s valuation method, significant assumptions and data. These procedures also included, among others, (i) reading the purchase agreements, (ii) testing management’s process for developing the fair value measurements of the contingent consideration, (iii) evaluating the appropriateness of the Monte Carlo valuation method, (iv) testing the completeness and accuracy of underlying data used in the method, and (v) evaluating the significant assumptions used by management, including the projected revenues, revenue volatilities, and discount rates. Evaluating the assumptions related to projected revenues involved evaluating whether the assumptions used by management were reasonable considering current and past performance of the acquired businesses, consistency with external market data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s Monte Carlo valuation method and certain significant assumptions, including revenue volatilities and discount rates.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2020

We have served as the Company’s auditor since 2013.

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$78,944	$82,043
Accounts receivable, net of allowance of $297 and $321, respectively	91,078	83,955
Inventories	116,618	104,764
Prepaid income taxes and income taxes receivable	5,905	1,852
Prepaid expenses and other current assets	11,967	9,155
Total current assets	304,512	281,769
Property, plant and equipment, net	77,556	65,464
Operating lease assets	35,180	—
Deferred tax assets	8,890	9,492
Other assets	2,713	2,269
Intangible assets, net	166,175	142,920
Goodwill	274,710	217,662
Total assets	$869,736	$719,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$5,031	$4,535
Accounts payable	52,585	50,733
Income taxes payable	1,861	2,633
Current portion of operating lease liabilities	5,043	—
Accrued expenses and other current liabilities	70,326	46,295
Total current liabilities	134,846	104,196
Long-term debt	215,334	202,843
Operating lease liabilities	34,108	—
Deferred tax liabilities	26,676	22,632
Income taxes payable	4,713	4,463
Other liabilities	36,887	17,187
Total liabilities	452,564	351,321
Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,052 and 34,886, respectively	423,856	423,856
Additional paid-in capital	49,748	46,018
Accumulated deficit	(38,319)	(79,092)
Accumulated other comprehensive loss	(18,113)	(22,527)
Total stockholders’ equity	417,172	368,255
Total liabilities and stockholders’ equity	$869,736	$719,576

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$626,099	$614,337	$521,290
Cost of revenue	364,014	352,809	300,759
Gross profit	262,085	261,528	220,531
Operating expenses:
Research and development and engineering	55,965	51,024	41,673
Selling, general and administrative	118,407	115,900	101,654
Amortization of purchased intangible assets	15,857	15,550	12,096
Restructuring and acquisition related costs	16,574	8,041	7,542
Total operating expenses	206,803	190,515	162,965
Operating income	55,282	71,013	57,566
Interest income (expense), net	(8,493)	(9,814)	(7,165)
Foreign exchange transaction gains (losses), net	(780)	147	(447)
Other income (expense), net	(243)	(44)	(229)
Gain on acquisition of business	—	—	26,409
Income before income taxes	45,766	61,302	76,134
Income tax provision	4,993	10,207	13,827
Consolidated net income	40,773	51,095	62,307
Less: Net income attributable to noncontrolling interest	—	(1,986)	$(2,256)
Net income attributable to Novanta Inc.	$40,773	$49,109	$60,051

Earnings per common share attributable to Novanta Inc. (Note 9):
Basic	$1.16	$1.46	$1.14
Diluted	$1.15	$1.43	$1.13

Weighted average common shares outstanding—basic	35,030	34,913	34,817
Weighted average common shares outstanding—diluted	35,546	35,473	35,280

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

	Year Ended December 31,
	2019	2018	2017
Consolidated net income	$40,773	$51,095	$62,307
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	3,267	(4,172)	8,909
Pension liability adjustments, net of tax (2)	1,147	(475)	926
Total other comprehensive income (loss)	4,414	(4,647)	9,835
Total consolidated comprehensive income	45,187	46,448	72,142
Less: Comprehensive income attributable to noncontrolling interest	—	(1,986)	(2,256)
Comprehensive income attributable to Novanta Inc.	$45,187	$44,462	$69,886

(1)	The tax effect on this component of comprehensive income was $3, ($93) and ($94) in 2019, 2018 and 2017, respectively.
(2)	The tax effect on this component of comprehensive income was $267, ($153) and $277 in 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	# of Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2016	34,458	$423,856	$30,276	$(167,547)	$(27,715)	$258,870
Net income	—	—	—	60,051	—	60,051
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(20,244)	—	(20,244)
Common shares issued under stock plans	228	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(77)	—	(2,090)	—	—	(2,090)
Repurchases of common shares	(14)	—	(370)	—	—	(370)
Share-based compensation	—	—	5,493	—	—	5,493
Other comprehensive income, net of tax	—	—	—	—	9,835	9,835
Balance at December 31, 2017	34,595	423,856	33,309	(127,740)	(17,880)	311,545
Net income	—	—	—	49,109	—	49,109
Redeemable noncontrolling interest redemption value adjustment	—	—	—	1,781	—	1,781
Acquisition of noncontrolling interest	213	—	14,401	—	—	14,401
Common shares issued under stock plans	231	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(64)	—	(3,556)	—	—	(3,556)
Repurchases of common shares	(89)	—	(5,850)	—	—	(5,850)
Share-based compensation	—	—	7,714	—	—	7,714
Adoption of ASU 2016-16	—	—	—	(2,242)	—	(2,242)
Other comprehensive loss, net of tax	—	—	—	—	(4,647)	(4,647)
Balance at December 31, 2018	34,886	423,856	46,018	(79,092)	(22,527)	368,255
Net income	—	—	—	40,773	—	40,773
Common shares issued for business combination	124	—	10,900	—	—	10,900
Common shares issued under stock plans	247	—	425	—	—	425
Common shares withheld for taxes on vested stock awards	(86)	—	(6,935)	—	—	(6,935)
Repurchases of common shares	(119)	—	(10,000)	—	—	(10,000)
Share-based compensation	—	—	9,340	—	—	9,340
Other comprehensive income, net of tax	—	—	—	—	4,414	4,414
Balance at December 31, 2019	35,052	$423,856	$49,748	$(38,319)	$(18,113)	$417,172

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Consolidated net income	$40,773	$51,095	$62,307
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	38,280	37,052	30,758
Provision for inventory excess and obsolescence	3,188	1,898	1,421
Share-based compensation	9,340	7,714	5,493
Deferred income taxes	(4,332)	(6,076)	(2,560)
Earnings from equity-method investment	—	—	(104)
Gain on acquisition of business	—	—	(26,409)
Loss on disposal of fixed assets	756	106	36
Contingent consideration adjustments	100	—	425
Inventory acquisition fair value adjustment	1,270	—	4,754
Non-cash interest expense	1,055	955	825
Other non-cash items	259	(165)	283
Changes in assets and liabilities which provided/(used) cash, excluding effects from businesses acquisitions:
Accounts receivable	(3,600)	(1,156)	(2,077)
Inventories	(7,397)	(15,603)	(13,587)
Prepaid expenses and other current assets	(1,526)	1,350	(2,169)
Prepaid income taxes, income taxes receivable and income taxes payable	(4,966)	(1,485)	(2,900)
Accounts payable, accrued expenses and other current liabilities	(14,800)	14,888	9,611
Other non-current assets and liabilities	4,848	(926)	(2,729)
Cash provided by operating activities	63,248	89,647	63,378
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,743)	(14,658)	(9,094)
Acquisition of businesses, net of cash acquired and working capital adjustments	(53,143)	(29,600)	(168,332)
Acquisition of assets	—	(1,599)	—
Proceeds from sale of property, plant and equipment	42	267	46
Cash used in investing activities	(63,844)	(45,590)	(177,380)
Cash flows from financing activities:
Borrowings under revolving credit facilities	66,792	55,253	176,769
Repayments under term loan and revolving credit facilities	(50,694)	(74,648)	(26,925)
Payments of debt issuance costs	(2,655)	—	(655)
Payments of withholding taxes from share-based awards	(6,935)	(3,556)	(2,090)
Payments of contingent considerations	—	—	(2,546)
Repurchases of common shares	(10,000)	(5,850)	(370)
Acquisition of noncontrollling interest	—	(30,800)	—
Other financing activities	(443)	(563)	(853)
Cash provided by (used in) financing activities	(3,935)	(60,164)	143,330
Effect of exchange rates on cash and cash equivalents	1,432	(1,907)	2,621
Increase (decrease) in cash and cash equivalents	(3,099)	(18,014)	31,949
Cash and cash equivalents, beginning of year	82,043	100,057	68,108
Cash and cash equivalents, end of year	$78,944	$82,043	$100,057
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,389	$8,924	$5,832
Cash paid for income taxes	$14,260	$20,323	$21,121
Income tax refunds received	$767	$3,011	$337
Supplemental disclosure of non-cash investing activity:
Accrual for capital expenditures	$638	$1,187	$1,601

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

1. Organization and Basis of Presentation

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

Prior to January 10, 2017, the Company had an approximately 41% ownership interest in Laser Quantum Limited (“Laser Quantum”), a privately held company located in the United Kingdom, which was accounted for under the equity method of accounting. During the year ended December 31, 2017, the Company recognized income from its equity method investment amounting to $0.1 million, which was included in other income (expense) in the accompanying consolidated statements of operations.

On January 10, 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum. As a result of this transaction, the Company’s ownership in Laser Quantum increased from approximately 41% to approximately 76%. Since January 10, 2017, Laser Quantum has been consolidated in the Company’s consolidated financial statements. On September 27, 2018, the Company acquired the remaining approximately 24% of the outstanding shares of Laser Quantum for an aggregate consideration of $45.1 million in cash and restricted stock.

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

Foreign Currency Translation

The financial statements of the Company and its subsidiaries outside the U.S. have been translated into U.S. dollars. Assets and liabilities of foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates for the period. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as cumulative translation adjustments, a separate component of other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses from transactions denominated in currencies other than the functional currencies are included in the accompanying consolidated statements of operations.

Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less. These investments are carried at cost, which approximates fair value.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

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

For the years ended December 31, 2019, 2018 and 2017, changes in the allowance for doubtful accounts were as follows (in thousands):

	2019	2018	2017
Balance at beginning of year	$321	$554	$565
Provision charged to selling, general and administrative expenses	33	66	283
Allowance resulting from acquisitions	120	—	52
Write-offs, net of recoveries of amounts previously reserved	(179)	(295)	(358)
Exchange rate changes	2	(4)	12
Balance at end of year	$297	$321	$554

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

The Company’s most significant intangible assets are customer relationships, patents and developed technologies, trademarks and trade names. The fair values of intangible assets are based on valuations using an income approach, with estimates and assumptions provided by management of the acquired companies and the Company. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, customer attrition rates, royalty rates, discount rates and projected future cash flows. All definite-lived intangible assets are amortized over the periods in which their economic benefits are expected to be realized. The Company reviews the useful life assumptions, including the classification of certain intangible assets as “indefinite-lived,” on a periodic basis to determine if changes in circumstances

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

warrant revisions to them. Costs associated with patent and intellectual property applications, renewals or extensions are typically expensed as incurred.

The Company evaluates its goodwill, intangible assets and other long-lived assets for impairment at the reporting unit level which is at least one level below the reportable segments.

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

Alternatively, the Company may elect to bypass the qualitative assessment and perform the quantitative impairment test instead. This approach requires a comparison of the carrying value of each of the Company’s reporting units to the estimated fair value of these reporting units. The fair value of a reporting unit is estimated primarily using a discounted cash flow (“DCF”) method with a weighted average cost of capital. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recorded for the difference.

The Company assesses indefinite-lived intangible assets for impairment on an annual basis as of the beginning of the second quarter, and more frequently if indicators are present, or changes in circumstances suggest, that an impairment may exist. The Company will also reassess the continuing classification of these intangible assets as indefinite-lived when circumstances change such that the useful life may no longer be considered indefinite. The fair values of the Company’s indefinite-lived intangible assets are determined using the relief from royalty method, based on forecasted revenues and estimated royalty rates. If the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment charge is recorded for the difference between the carrying value and the fair value of the impaired asset.

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

Leases

The Company leases certain equipment and facilities. The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets are included in operating lease assets on the consolidated balance sheet. Operating lease liabilities are included in current portion of operating lease liabilities and operating lease liabilities on the consolidated balance sheet based on the timing of future lease payments. Finance lease assets are included in property, plant and equipment. Finance lease liabilities are included in accrued expenses and other current liabilities and other liabilities on the consolidated balance sheet based on the timing of future lease payments. Leases with an initial term of 12 months or less are not recognized on the balance sheet. The Company recognizes lease expense on a straight-line basis over the lease term. Many of the Company’s lease arrangements include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area maintenance or other property management costs). The Company accounts for lease and non-lease components separately.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

Most leases held by the Company do not provide an implicit rate. The Company uses its incremental borrowing rate for the same jurisdiction and term as the associated lease based on the information available at the lease commencement date to determine the present value of future lease payments. The Company used the incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. The Company has a centrally managed treasury function; therefore, the Company applies a portfolio approach for determining the incremental borrowing rate based on the applicable lease terms and the current economic environment.

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

The Company also grants two types of performance-based awards to certain members of the executive management team: non-GAAP earnings per share performance-based restricted stock units (“EPS-PSUs”) and relative total shareholder return performance-based restricted stock units (“TSR-PSUs”). Share-based compensation expense associated with EPS-PSUs is recognized ratably over the vesting period when it is probable that the performance targets are expected to be achieved based on management’s projections. Management’s projections are revised, if necessary, in subsequent periods when underlying factors change the evaluation of the probability of achieving the performance targets as well as the level of achievement. When the estimated achievement levels are adjusted at a later date, a cumulative adjustment to the share-based compensation expense previously recognized would be required. Accordingly, share-based compensation expense associated with EPS-PSUs may differ significantly from period to period based on changes to both the probability and the level of achievement against performance targets. Share-based compensation expense associated with TSR-PSUs is based on the fair value of the TSR-PSUs, determined using the Monte-Carlo valuation model, as of the grant date and is recognized on a straight-line basis from the grant date to the end of the performance period. Compensation expense will not be affected by the number of TSR-PSUs that will actually vest at the end of the performance period.

Advertising Costs

Advertising costs are expensed to selling, general and administrative expenses as incurred and were not material for 2019, 2018 and 2017.

Restructuring and Acquisition Related Costs

The Company accounts for its restructuring activities in accordance with the provisions of ASC 420, “Exit or Disposal Cost Obligations.” The Company makes assumptions related to the amounts of employee severance benefits and related costs, useful lives and residual value of long-lived assets, and discount rates. Estimates and assumptions are based on the best information available at the time the obligation is recognized. These estimates are reviewed and revised as facts and circumstances dictate.

Acquisition related costs incurred to effect a business combination, including finders’ fees, legal, valuation and other professional or consulting fees, are expensed as incurred. Acquisition related costs also include expenses recognized under earn-out agreements in connection with acquisitions.

Accounting for Income Taxes

The asset and liability method is used to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that it is more likely than not that such benefits will be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

differences are expected to be recovered or settled. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that some or all of the related tax benefits will not be realized in the future. Valuation allowances are reassessed periodically to determine whether it is more likely than not that the tax benefits will be realized in the future and if any existing valuation allowance should be released.

The majority of the Company’s business activities are conducted through its subsidiaries outside of Canada. Earnings from these subsidiaries are generally indefinitely reinvested in the local businesses. Further, local laws and regulations may also restrict certain subsidiaries from paying dividends to their parents. Consequently, the Company generally does not accrue income taxes for the repatriation of such earnings in accordance with ASC 740, “Income Taxes.” To the extent that there are excess accumulated earnings that the Company intends to repatriate from any such subsidiaries, the Company recognizes deferred tax liabilities on such foreign earnings.

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
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”

ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, including (i) the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; (ii) the exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment (or vice-versa); and (iii) the exception for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 also simplifies GAAP for other areas of ASC 740 by clarifying and amending the existing guidance.

		January 1, 2021. Early adoption is permitted.	The Company is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

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

ASU 2018-02 allows an entity to reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) on items within accumulated other comprehensive income to retained earnings. ASU 2018-02 shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effects of the change in the U.S. federal corporate income tax rate under the Tax Reform Act is recognized.

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

		January 1, 2020. Early adoption is permitted.	The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”

ASU 2016-02 requires a lessee to recognize on the balance sheet a liability to make lease payments and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term for both finance and operating leases and to disclose key information about leasing arrangements.

January 1, 2019.	The Company adopted ASU 2016-02 during the first quarter of 2019 using the modified retrospective approach. In addition, the Company elected the package of practical expedients permitted under the transition guidance. The adoption of ASU 2016-02 resulted in the recording of operating lease ROU assets and operating lease liabilities of approximately $35.3 million and $36.5 million, respectively, as of January 1, 2019. The adoption of

ASU 2016-02 did not have an impact on the Company’s accumulated deficit, consolidated statement of operations, or consolidated statement of cash flows.

3. Revenue

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 during the first quarter of 2018 using the modified retrospective method. ASU 2014-09 has been applied to those contracts which had not been completed as of January 1, 2018 and all new contracts entered into by the Company subsequent to January 1, 2018. The adoption of ASU 2014-09 did not have an impact on the Company’s Accumulated deficit.

The Company recognizes revenue when control of promised goods or services is transferred to the customer. The transfer of control generally occurs upon shipment when title and risk of loss pass to the customer. The vast majority of the Company’s revenue is generated from the sale of distinct products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for such products, which is generally at contractually stated prices. Sales taxes and value added taxes collected concurrently with revenue generating activities are excluded from revenue.

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

Warranties

The Company generally provides warranties for its products. The standard warranty period is typically 12 months to 24 months for the Photonics and Precision Motion segments and 12 months to 36 months for the Vision segment. The standard warranty period for product sales is accounted for under the provisions of ASC 450, “Contingencies,” as the Company has the ability to ascertain the likelihood of the liability and can reasonably estimate the amount of the liability. A provision for the

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

estimated warranty cost is recorded in cost of revenue at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations is based on historical experience and expectations of future conditions. To the extent that the Company’s experience in warranty claims or costs associated with servicing those claims differ from the original estimates, revisions to the estimated warranty liability are recorded at that time, with an offsetting adjustment to cost of revenue.

Practical Expedients and Exemptions

The Company expenses incremental direct costs of obtaining a contract when incurred if the expected amortization period is one year or less. These costs are recorded within selling, general and administrative expenses in the consolidated statement of operations.

The Company does not adjust the promised amount of consideration for the effects of a financing component because the time period between the transfer of a promised good to a customer and the customer’s payment for that good is typically one year or less. The Company does not disclose the value of the remaining performance obligation for contracts with an original expected length of one year or less.

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of December 31, 2019 and December 31, 2018, contract liabilities were $3.6 million and $4.7 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The decrease in the contract liability balance during the year ended December 31, 2019 is primarily due to $4.1 million of revenue recognized during the year that was included in the contract liability balance at December 31, 2018, partially offset by cash payments received in advance of satisfying performance obligations.

Disaggregated Revenue

See Note 19 for the Company’s disaggregation of revenue by segment, geography and end market.

4. Business Combinations

2019 Acquisitions

On July 31, 2019, the Company acquired 100% of the outstanding shares of ARGES GmbH (“ARGES”), a Wackersdorf, Germany-based manufacturer of innovative laser scanning subsystems used in industrial materials processing and medical applications, for a total purchase price of €65.5 million ($72.9 million), subject to customary working capital adjustments. The purchase price consists of €24.0 million ($26.7 million) cash paid at closing, 124,461 Novanta common shares issued at closing (with a fair market value of €9.8 million, or $10.9 million, based on the closing market price of $87.58 per share on July 30, 2019), €7.1 million ($7.9 million) estimated fair value of contingent consideration and €24.7 million ($27.4 million) deferred cash consideration which is expected to be paid on June 29, 2020. The initial cash purchase price was financed with borrowings under the Company’s revolving credit facility. The contingent consideration will be payable annually based on actual revenue achievement against certain revenue targets from August 2019 through December 2026, with the first payment due in the first quarter of 2021. The undiscounted range of contingent consideration is zero to €10.0 million. The addition of ARGES complements and expands the Company’s existing portfolio of lasers and laser beam steering solutions capabilities within the Photonics reportable segment.

On June 5, 2019, the Company acquired 100% of the outstanding stock of Med X Change, Inc. (“Med X Change”), a Bradenton, Florida-based provider of medical grade, high definition and 4K video recording and documentation solutions to OEMs in the medical market. The purchase price of $21.9 million, net of working capital adjustments, was financed with cash on hand and a $21.0 million borrowing under the Company’s revolving credit facility. The addition of Med X Change complements and broadens the range of technology capabilities within the Company’s Vision reportable segment by providing its medical OEM customers with more integrated operating room solutions.

On April 16, 2019, the Company acquired 100% of the outstanding stock of Ingenia-CAT, S.L. (“Ingenia”), a Barcelona, Spain-based provider of high-performance servo drives and control software to OEMs in the medical and advanced industrial

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

markets, for a total purchase price of €14.3 million ($16.2 million), net of working capital adjustments. The purchase price consists of €8.5 million ($9.6 million) cash consideration and €5.8 million ($6.6 million) estimated fair value of contingent consideration. The initial cash purchase price was financed with cash on hand and borrowings under the Company’s revolving credit facility. The contingent consideration will be payable annually based on actual revenue achievement against certain revenue targets from April 2019 through March 2022, with the first payment due in the second quarter of 2020. The undiscounted range of contingent consideration is zero to €8.0 million. The Ingenia purchase and sale agreement requires €0.8 million ($0.9 million) of the purchase price to be held back by the Company for indemnification of certain representations and warranties claims by the Company until the expiration of the holdback agreement in October 2021. The addition of Ingenia enhances the Company’s strategic position in precision motion control industry by enabling it to offer a broader range of motion control technologies and integrated solutions. Ingenia is included in the Company’s Precision Motion reportable segment.

The acquisitions of ARGES, Med X Change and Ingenia have been accounted for as business combinations. Purchase price allocation is based upon a valuation of assets acquired and liabilities assumed. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition dates. The fair values of intangible assets were based on valuation techniques with estimates and assumptions developed by management. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, customer attrition rates, royalty rates, discount rates and projected future cash flows. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

ARGES

The total purchase price for ARGES was allocated as follows (in thousands):

Amount
Cash	$3,159
Accounts receivable	1,430
Inventories	7,129
Property, plant and equipment	14,095
Intangible assets	24,713
Goodwill	43,045
Other assets	2,244
Total assets acquired	95,815
Accounts payable	2,598
Deferred tax liabilities	7,081
Other liabilities	13,207
Total liabilities assumed	22,886
Total assets acquired, net of liabilities assumed	72,929
Less: cash acquired	3,159
Total purchase price, net of cash acquired	69,770
Less: contingent consideration	7,870
Less: issuance of common shares	10,900
Less: deferred cash consideration	27,442
Initial cash purchase price, net of cash acquired	$23,558

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

The purchase price allocation is preliminary pending final settlement of net working capital adjustment and the deferred purchase price.

The fair value of intangible assets for ARGES is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$11,355	15 years
Customer relationships	11,800	15 years
Trademarks and trade names	1,225	10 years
Backlog	333	5 months
Total	$24,713

Customer relationships and backlog for ARGES were valued using the multi-period excess earnings method. Developed technology and trademarks and trade names for ARGES were valued using the relief-from-royalty method.

The purchase price allocation resulted in $24.7 million of identifiable intangible assets and $43.0 million of goodwill. As the ARGES acquisition was an acquisition of outstanding common shares, none of the resulting goodwill is expected to be deductible for income tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) expected future benefits from advancing the Company’s photonic-based product roadmap through the addition of R&D capabilities from ARGES; (ii) ARGES’s ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (iii) ARGES’s ability to grow the business through new product introductions; and (iv) cost improvements due to the integration of ARGES’s operations into the Company’s existing infrastructure.

The operating results of ARGES were included in the Company’s results of operations beginning on July 31, 2019. ARGES contributed revenues of $4.9 million and a loss before income taxes of $3.5 million for the year ended December 31, 2019. Loss before income taxes for the year ended December 31, 2019 included amortization of inventory fair value adjustments and purchased intangible assets of $2.2 million.

The pro forma financial information reflecting the operating results of ARGES, as if it had been acquired as of January 1, 2018, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2018.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

Med X Change and Ingenia

The final purchase price for Med X Change and Ingenia is as follows (in thousands):

Amount
Cash	$1,000
Accounts receivable	1,739
Inventories	2,372
Property, plant and equipment	496
Intangible assets	22,376
Goodwill	13,388
Other assets	601
Total assets acquired	41,972
Accounts payable	604
Deferred tax liabilities	2,399
Other liabilities	910
Total liabilities assumed	3,913
Total assets acquired, net of liabilities assumed	38,059
Less: cash acquired	1,000
Total purchase price, net of cash acquired	37,059
Less: contingent consideration	6,569
Less: purchase price holdback	905
Net cash used for acquisition of businesses	$29,585

The fair value of intangible assets for Med X Change and Ingenia is comprised of the following (dollar amounts in thousands):

			Weighted Average
	Estimated Fair Value		Amortization
	Med X Change	Ingenia	Period
Developed technologies	$1,800	$9,272	10 years
Customer relationships	9,900	565	15 years
Trademarks and trade names	300	339	9 years
Backlog	200	—	7 months
Total	$12,200	$10,176

Customer relationships and backlog for both Med X Change and Ingenia were valued using the multi-period excess earnings method. Developed technology for Med X Change and Ingenia were valued using the relief from royalty and multi-period excess earnings methods, respectively. Trademarks and trade names for both Med X Change and Ingenia were valued using the relief-from-royalty method.

The Company recorded an aggregate fair value of $22.4 million of identifiable intangible assets from the Med X Change and Ingenia acquisitions. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized.

The Company recorded $13.4 million of goodwill from these acquisitions. Goodwill amounting to $6.2 million from the Med X Change acquisition is expected to be fully deductible for income tax purposes. Goodwill amounting to $7.2 million from the Ingenia acquisition is not expected to be deductible for income tax purposes. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) the ability of Med X Change and Ingenia to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) their ability to grow the businesses through new product introductions; and (iii) cost improvements due to the integration of Med X Change and Ingenia operations into the Company’s existing infrastructure.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

The operating results of Med X Change and Ingenia were included in the Company’s results of operations beginning on the respective acquisition dates. These acquisitions contributed revenues of $7.9 million and an income before income taxes of $0.6 million for the year ended December 31, 2019. Income before income taxes for the year ended December 31, 2019 included amortization of inventory fair value adjustments and purchased intangible assets of $1.5 million.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

The purchase price allocation resulted in $14.6 million of identifiable intangible assets and $11.8 million of goodwill. As the Zettlex acquisition was an acquisition of outstanding common shares, none of the resulting goodwill is deductible for income tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) Zettlex’s ability to grow its business with existing and new customers, including leveraging the Company’s customer base; and (ii) cost improvements due to the integration of Zettlex operations into the Company’s existing infrastructure.

The operating results of Zettlex were included in the Company’s results of operations beginning on May 1, 2018. Zettlex contributed revenues of $8.3 million and a loss before income taxes of $1.8 million for the year ended December 31, 2018. Loss before income taxes for the year ended December 31, 2018 included amortization of purchased intangible assets of $1.3 million and compensation expense of $4.4 million recognized under earn-out agreements. Zettlex is included in the Company’s Precision Motion reportable segment.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

The purchase price allocation resulted in $59.7 million of identifiable intangible assets and $55.6 million of goodwill. As the WOM acquisition was an acquisition of outstanding common shares, none of the resulting goodwill is deductible for income tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows attributable to: (i) WOM’s ability to grow its business with existing and new customers, including leveraging the Company’s customer base; and (ii) cost improvements due to expansion in scale.

The operating results of WOM were included in the Company’s results of operations beginning on July 3, 2017. WOM contributed revenues of $49.4 million and a loss before income taxes of $1.2 million for the year ended December 31, 2017. Loss before income taxes for the year ended December 31, 2017 included amortization of inventory fair value adjustments and amortization of purchased intangible assets of $6.0 million. WOM is included in the Company’s Vision reportable segment.

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

AS OF DECEMBER 31, 2019

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

The purchase price allocation resulted in $39.0 million of identifiable intangible assets and $31.2 million of goodwill. As the Laser Quantum acquisition was an acquisition of outstanding common shares, none of the resulting goodwill is deductible for income tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flow potential attributable to: (i) Laser Quantum’s ability to grow its business with existing and new customers, including leveraging the Company’s broader customer base; and (ii) cost improvements due to expansion in scale.

The operating results of Laser Quantum were included in the Company’s results of operations beginning on January 10, 2017. Laser Quantum contributed revenues of $44.7 million and income before income taxes of $11.3 million for the year ended December 31, 2017. Income before income taxes for the year ended December 31, 2017 included $7.1 million of expenses associated with the amortization of inventory fair value step-up and purchased intangible assets. Laser Quantum is included in the Company’s Photonics reportable segment.

As part of the agreement to acquire the additional approximately 35% of the outstanding shares in January 2017, the Company and the remaining shareholders of Laser Quantum entered into a call and put option agreement for the purchase and sale, in 2020, of all the remaining Laser Quantum shares held by the remaining shareholders, subject to certain conditions. The purchase

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

price for the remaining shares would be based on the proportionate share of the noncontrolling interest in Laser Quantum’s cash on hand as of December 31, 2019 and a multiple of Laser Quantum’s EBITDA for the twelve months ending December 31, 2019, as defined in the call and put option agreement. As a result of the put option held by the remaining shareholders, the noncontrolling interest was considered a redeemable equity instrument and was presented as temporary equity on the consolidated balance sheet. The proportionate share of the net income from Laser Quantum attributable to the noncontrolling interest was reported as a reduction to the consolidated net income in the Company’s consolidated statement of operations and an increase to the carrying value of the redeemable noncontrolling interest on the consolidated balance sheet.

The Company reported the redeemable noncontrolling interest at the higher of (i) the carrying value without any redemption value adjustments or (ii) the estimated redemption value as of the end of each reporting period.  The estimated redemption value was determined as of the end of the reporting period as if it were also the redemption date for the instrument. The resulting adjustments were recorded in retained earnings in shareholders’ equity and did not affect net income attributable to Novanta Inc. However, these adjustments were included in the determination of earnings per common share for the periods in which such adjustments were required (See Note 9). The Company recorded a $1.8 million reduction and a $20.2 million addition to the noncontrolling interest redemption value for the years ended December 31, 2018 and 2017, respectively.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

The purchase price allocation resulted in $7.4 million of identifiable intangible assets and $9.9 million of goodwill. As the ThingMagic acquisition was treated as an acquisition of assets for income tax purposes, the goodwill acquired is fully deductible for income tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) ThingMagic’s ability to grow its business with existing and new customers, including leveraging the Company’s customer base; (ii) cost synergies in combining the research and development capabilities from ThingMagic with the existing RFID capabilities within Novanta; and (iii) cost improvements due to the integration of ThingMagic operations into the Company’s existing infrastructure.

The operating results of ThingMagic were included in the Company’s results of operations beginning on January 10, 2017. ThingMagic contributed revenues of $8.6 million and income before income taxes of $0.4 million for the year ended December 31, 2017. Income before income taxes for the year ended December 31, 2017 included amortization of inventory fair value adjustments and amortization of purchased intangible assets of $1.5 million. ThingMagic is included in the Company’s Vision reportable segment.

Unaudited Pro Forma Information

The unaudited pro forma information presented below includes the effects of business combination accounting resulting from the acquisitions of WOM and Laser Quantum, including amortization of intangible assets, interest expense on borrowings in connection with the acquisitions, and elimination of the gain from the Laser Quantum acquisition and income from the Company’s previous equity method investment in Laser Quantum, and the related tax effects, as though the acquisitions had been consummated as of January 1, 2016. The unaudited pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place on January 1, 2017.

Year Ended December 31, 2017
Revenue	$562,818
Consolidated net income	$39,630
Earnings per share attributable to Novanta Inc. - Basic (1)	$0.49
Earnings per share attributable to Novanta Inc. - Diluted (1)	$0.49
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

Acquisition Costs

The Company recognized acquisition costs of $1.6 million, $1.1 million and $4.4 million in the years ended December 31, 2019, 2018 and 2017, respectively, related to the acquisitions that occurred during these years. These costs consisted of finders’ fees, legal, valuation and other professional or consulting fees. These amounts were included in restructuring and acquisition related costs in the consolidated statements of operations.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

5. Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as net income (loss) and other changes in stockholders’ equity that do not represent transactions with stockholders or in the Company’s stock. Changes in accumulated other comprehensive loss were as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2016	$(27,715)	$(17,222)	$(10,493)
Other comprehensive income (loss)	8,790	8,909	(119)
Amounts reclassified from accumulated other comprehensive loss (1)	1,045	—	1,045
Balance at December 31, 2017	(17,880)	(8,313)	(9,567)
Other comprehensive income (loss)	(5,473)	(4,172)	(1,301)
Amounts reclassified from accumulated other comprehensive loss (1)	826	—	826
Balance at December 31, 2018	(22,527)	(12,485)	(10,042)
Other comprehensive income (loss)	3,428	3,267	161
Amounts reclassified from accumulated other comprehensive loss (1)	986	—	986
Balance at December 31, 2019	$(18,113)	$(9,218)	$(8,895)
(1)	The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

6. Goodwill, Intangible Assets and Impairment Charges

Goodwill

The following table summarizes changes in goodwill during the year ended December 31, 2019 (in thousands):

December 31, 2019
Balance at beginning of year	$217,662
Goodwill acquired from acquisitions	56,433
Effect of foreign exchange rate changes	615
Balance at end of year	$274,710

Goodwill by reportable segment as of December 31, 2019 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$213,413	$160,086	$52,440	$425,939
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$110,952	$128,364	$35,394	$274,710

Goodwill by reportable segment as of December 31, 2018 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$168,955	$155,017	$44,919	$368,891
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$66,494	$123,295	$27,873	$217,662

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

Intangible Assets

Intangible assets as of December 31, 2019 and 2018, respectively, are summarized as follows (dollar amounts in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and developed technologies	$159,217	$(97,523)	$61,694	9.5
Customer relationships	161,807	(78,206)	83,601	11.9
Customer backlog	2,316	(2,316)	—	—
Trademarks and trade names	17,871	(10,018)	7,853	8.6
Amortizable intangible assets	341,211	(188,063)	153,148	10.7
Non-amortizable intangible assets:
Trade names	13,027	—	13,027
Total	$354,238	$(188,063)	$166,175

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and developed technologies	$134,034	$(86,623)	$47,411	9.0
Customer relationships	139,097	(64,174)	74,923	11.7
Customer backlog	1,738	(1,191)	547	0.4
Non-compete covenant	2,514	(2,493)	21	0.1
Trademarks and trade names	15,915	(8,924)	6,991	9.1
Amortizable intangible assets	293,298	(163,405)	129,893	10.5
Non-amortizable intangible assets:
Trade names	13,027	—	13,027
Total	$306,325	$(163,405)	$142,920

Amortizable intangible assets included intangible assets of $1.2 million recognized in conjunction with the acquisition of certain customer relationships in September 2018.

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

	Year Ended December 31,
	2019	2018	2017
Amortization expense – cost of revenue	$10,588	$10,060	$8,824
Amortization expense – operating expenses	15,857	15,550	12,096
Total amortization expense	$26,445	$25,610	$20,920

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

Estimated future amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2020	$11,106	$14,001	$25,107
2021	11,301	13,689	24,990
2022	9,682	12,856	22,538
2023	8,506	11,176	19,682
2024	6,332	9,225	15,557
Thereafter	14,767	30,507	45,274
Total	$61,694	$91,454	$153,148

Impairment Charges

The Company did not have any goodwill or indefinite-lived intangible asset impairment charges during 2019, 2018 or 2017.

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

Contingent Considerations

On July 31, 2019, the Company acquired ARGES. Under the purchase and sale agreement for the ARGES acquisition, the former owner of ARGES is eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from August 2019 through December 2026. The undiscounted range of possible contingent consideration is zero to €10.0 million. If the revenue targets are achieved, the contingent consideration would be payable annually with the first payment due in the first quarter of 2021. The estimated fair value of the contingent consideration of €7.1 million ($7.9 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring and acquisition related costs until the liability is fully settled. Based on revenue performance as of December 31, 2019 and the most recent revenue projections for fiscal years 2020 to 2026, the fair value of the contingent consideration was adjusted to €7.0 million ($7.9 million), which is reported as a long-term liability in other liabilities on the consolidated balance sheet as of December 31, 2019.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

On April 16, 2019, the Company acquired Ingenia. Under the purchase and sale agreement for the Ingenia acquisition, the former shareholders of Ingenia are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from April 2019 through March 2022. The undiscounted range of possible contingent consideration is zero to €8.0 million. If the revenue targets are achieved, the contingent consideration would be payable in three annual installments from 2020 to 2022. The estimated fair value of the contingent consideration of €5.8 million ($6.6 million) as of the acquisition date was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring and acquisition related costs until the liability is fully settled. Based on revenue performance as of December 31, 2019 and the most recent revenue projections for fiscal years 2020 to 2022, the fair value of the contingent consideration was adjusted to €5.9 million ($6.7 million) as of December 31, 2019.

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the owners are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from 2018 to 2021 from products utilizing the acquired technologies. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If such targets are achieved, the contingent consideration would be payable in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. Subsequent changes in the estimated fair value of this contingent liability are recorded as adjustments to the carrying value of the asset acquired and amortized over the remaining useful life of the underlying asset. Based on revenue performance as of December 31, 2019 and the most recent revenue projections for fiscal years 2020 and 2021, the fair value of the contingent consideration was adjusted to $5.8 million as of December 31, 2019. The first payment of $2.6 million will be due in the first quarter of 2020.

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$9,262	$9,262	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	50	—	50	—
	$9,312	$9,262	$50	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$3,813	$—	$—	$3,813
Foreign currency forward contracts	99	—	99	—
Other liabilities:
Contingent considerations - Long-term	16,504	—	—	16,504
	$20,416	$—	$99	$20,317

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$4,288	$4,288	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	15	—	15	—
	$4,303	$4,288	$15	$—
Liabilities
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$182	$—	$182	$—
Other liabilities:
Contingent considerations - Long-term	3,376	—	—	3,376
	$3,558	$—	$182	$3,376

During the years ended December 31, 2019 and 2018, there were no transfers between fair value levels.

Changes in the fair value of Level 3 contingent considerations for the year ended December 31, 2019 were as follows (in thousands):

Contingent Considerations
Balance at December 31, 2018	$3,376
Acquisition of ARGES	7,870
Acquisition of Ingenia	6,569
Fair value adjustments	2,489
Effect of foreign exchange rates	13
Balance at December 31, 2019	$20,317

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	December 31, 2019 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (ARGES)	$7,899	Monte Carlo method	Historical and projected revenues from July 2019 through December 2026	N/A
			Revenue volatility	36.0%
			Cost of debt	1.4%
			Discount rate	7.3%

Contingent consideration (Ingenia)	$6,653	Monte Carlo method	Historical and projected revenues from April 2019 through March 2022	N/A
			Revenue volatility	36.0%
			Cost of debt	0.9%
			Discount rate	15.3%

Contingent consideration (Other)	$5,765	Discounted cash flow method	Historical and projected revenues for fiscal years 2018 to 2021	N/A
			Discount rate	22.8%

See Note 11 for a discussion of the estimated fair value of the Company’s outstanding debt and Note 14 for a discussion of the estimated fair value of the Company’s pension plan assets.

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

As of December 31, 2019, the notional amount and fair value of the Company’s foreign currency forward contracts was $12.4 million and a net loss of less than $0.1 million, respectively. As of December 31, 2018, the notional amount and fair value of the Company’s foreign currency forward contracts was $31.2 million and a net loss of $0.2 million, respectively.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized aggregate net gains of $0.8 million, $1.5 million and $0.2 million, respectively, from the settlement of foreign currency forward contracts, which were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

9. Earnings per Common Share

Basic earnings per common share is computed by dividing net income attributable to Novanta Inc., after redeemable noncontrolling interest redemption value adjustment, if any, by the weighted average number of common shares outstanding during the year. Prior to the acquisition of the remaining noncontrolling interest in Laser Quantum in September 2018, the Company recognized changes in the redeemable noncontrolling interest redemption value by adjusting the carrying amount of the redeemable noncontrolling interest as of the end of the period to the higher of: (i) the estimated redemption value assuming the end of the period was also the redemption date or (ii) the carrying value without any redemption value adjustments. Such adjustments were recorded in retained earnings in stockholders’ equity instead of net income attributable to Novanta Inc. However, for both basic and diluted

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

earnings per common share, such redemption value adjustments were included in the calculation of the numerator for 2018 and 2017.

For diluted earnings per common share, the denominator includes the dilutive effects of outstanding restricted stock units, stock options, total shareholder return performance-based restricted stock units and certain non-GAAP EPS performance-based restricted stock units, determined using the treasury stock method. The dilutive effects of market-based contingently issuable shares are included in the weighted average dilutive share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period assuming the end of the reporting period is also the end of the performance period. The dilutive effects of attainment-based contingently issuable shares granted to the former Laser Quantum noncontrolling interest shareholders and non-GAAP EPS performance-based restricted stock units are included in the weighted average dilutive share calculation after the performance targets have been achieved.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2019(1)	2018(2)	2017(3)
Numerators:
Consolidated net income	$40,773	$51,095	$62,307
Less: Net income attributable to noncontrolling interest	—	(1,986)	(2,256)
Net income attributable to Novanta Inc.	40,773	49,109	60,051
Redeemable noncontrolling interest redemption value adjustment	—	1,781	(20,244)
Net income attributable to Novanta Inc. after adjustment for redeemable noncontrolling interest redemption value	$40,773	$50,890	$39,807

Denominators:
Weighted average common shares outstanding— basic	35,030	34,913	34,817
Dilutive potential common shares	516	560	463
Weighted average common shares outstanding— diluted	35,546	35,473	35,280
Antidilutive potential common shares excluded from above	41	4	—

Earnings per Common Share Attributable to Novanta Inc.:
Basic	$1.16	$1.46	$1.14
Diluted	$1.15	$1.43	$1.13
(1)

For the year ended December 31, 2019, 46 non-GAAP EPS performance-based restricted stock units granted to certain members of the executive management team and 213 shares of restricted stock issued to Laser Quantum former non-controlling interest shareholders are considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of December 31, 2019.

(2)

For the year ended December 31, 2018, 54 non-GAAP EPS performance-based restricted stock units granted to certain members of the executive management team and 213 shares of restricted stock issued to Laser Quantum former non-controlling interest shareholders were considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of December 31, 2018.

(3)

For the year ended December 31, 2017, 59 non-GAAP EPS performance-based restricted stock units granted to certain members of the executive management team were excluded from the calculation of the denominator as the contingent conditions had not been met as of December 31, 2017.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

10. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the dates indicated (in thousands):

Inventories

	December 31,
	2019	2018
Raw materials	$76,268	$69,008
Work-in-process	15,096	15,982
Finished goods	23,431	17,337
Demo and consigned inventory	1,823	2,437
Total inventories	$116,618	$104,764

Property, Plant and Equipment, Net

	December 31,
	2019	2018
Cost:
Land, buildings and improvements	$67,376	$56,068
Machinery and equipment	87,471	77,918
Total cost	154,847	133,986
Accumulated depreciation	(77,291)	(68,522)
Property, plant and equipment, net	$77,556	$65,464

The Company capitalized software development costs of $0.2 million, $1.1 million and $2.0 million in 2019, 2018 and 2017, respectively, in accordance with the guidance in ASC 350-40, “Internal-Use Software.”

The following table summarizes depreciation expense on property, plant and equipment, including demo units and assets under finance leases (in thousands):

	Year Ended December 31,
	2019	2018	2017
Depreciation expense	$11,835	$11,442	$9,838

 Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of the dates indicated (in thousands):

	December 31,
	2019	2018
Accrued compensation and benefits	$15,359	$24,545
Accrued warranty	5,756	4,510
Contract liabilities, current portion	3,219	4,165
Deferred purchase price for acquisitions	27,735	—
Other	18,257	13,075
Total	$70,326	$46,295

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

Accrued Warranty

The following table summarizes changes in accrued warranty for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$4,510	$4,835	$3,142
Provision charged to cost of revenue	2,360	3,111	3,169
Warranty liabilities acquired from acquisitions	142	—	1,307
Use of provision	(1,282)	(3,341)	(2,857)
Foreign currency exchange rate changes	26	(95)	74
Balance at end of year	$5,756	$4,510	$4,835

Other Long Term Liabilities

The following table summarizes other long term liabilities as of the dates indicated (in thousands):

	December 31,
	2019	2018
Finance lease obligations	$14,845	$7,275
Accrued pension liabilities	1,473	3,758
Accrued contingent considerations	16,504	3,376
Other	4,065	2,778
Total	$36,887	$17,187

11. Debt

Debt consisted of the following (in thousands):

	December 31,
	2019	2018
Senior Credit Facilities – term loan	$5,073	$4,600
Less: unamortized debt issuance costs	(42)	(65)
Total current portion of long-term debt	5,031	4,535

Senior Credit Facilities – term loan	96,095	69,925
Senior Credit Facilities – revolving credit facility	123,384	135,058
Less: unamortized debt issuance costs	(4,145)	(2,140)
Total long-term debt	215,334	202,843

Total Senior Credit Facilities	$220,365	$207,378

Senior Credit Facilities

On December 31, 2019, the Company entered into an amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”) with existing lenders for an aggregate credit facility of $450.0 million, consisting of a $100.0 million U.S. dollar equivalent euro-denominated (approximately €90.2 million) 5-year term loan facility and a $350.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December 2024. The Third Amended and Restated Credit Agreement amended and restated the Second Amended and Restated Credit Agreement dated as of May 19, 2016.

The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 0.25% to 1.25% per annum, determined by reference to the Company’s consolidated leverage ratio, or (b) the Eurocurrency Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 1.25% and 2.25% per annum, determined by reference to the

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

Company’s consolidated leverage ratio. In addition, the Company is obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.40% per annum, determined by reference to the Company’s consolidated leverage ratio.

The Third Amended and Restated Credit Agreement contains various customary representations, warranties and covenants applicable to the Company and its subsidiaries, including, among others: (i) limitations on restricted payments, including dividend payments and stock repurchases, provided that the Company and its subsidiaries may repurchase their equity interests so long as, immediately after giving effect to the repurchase, the Company’s consolidated leverage ratio is no more than 3.25:1.00, with a step up to 3.75:1.00 for four consecutive quarters following an acquisition with an aggregate consideration greater than or equal to $50.0 million, and the satisfaction of other customary conditions; (ii) limitations on fundamental changes involving the Company and its subsidiaries; (iii) limitations on the disposition of assets; and (iv) limitations on indebtedness, investments, and liens. The Third Amended and Restated Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a minimum consolidated fixed charge coverage ratio of 1.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00. The maximum consolidated leverage ratio will increase to 4.00:1.00 for four consecutive quarters following an acquisition with an aggregate consideration greater than or equal to $50.0 million.

As of December 31, 2019, the outstanding principal under the Company’s term loan facility is scheduled to be repaid as follows (in thousands):

Principal Amount
2020	$5,073
2021	5,071
2022	5,071
2023	5,071
2024	80,882
Total debt repayments	$101,168

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million beginning in March 2020, with the remaining due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at anytime through December 2024. The Company may be required to prepay outstanding loans under the Third Amended and Restated Credit Agreement with the net proceeds of certain asset dispositions and incurrences of certain debt. At the election of the Company, and so long as no default shall have occurred, the Company may reinvest all, or any portion of, the net proceeds from such asset dispositions or incurrences of debt within a year.

As of December 31, 2019, the Company had $226.6 million available to be drawn under the revolving credit facility. Excluding commitment fees, the weighted average interest rate for the Senior Credit Facilities was approximately 2.34% as of December 31, 2019. The commitment fee rate for the unused commitments under the revolving credit facility was approximately 0.30% as of December 31, 2019.

Guarantees

The Senior Credit Facilities is guaranteed by Novanta Inc., Novanta Corporation, NDS Surgical Imaging LLC, Med X Change, Inc., Novanta Medical Technologies Corp., Novanta Europe GmbH, Novanta UK Investments Holding Limited and Novanta Technologies UK Limited (collectively, “Guarantors”). Each Guarantor, jointly and severally, unconditionally guarantees the due and punctual payment of the principal, interest and fees under the Senior Credit Facilities, when due and payable, whether at maturity, by required prepayment, by acceleration or otherwise. In addition, Guarantors guarantee the due and punctual payment, fees and interest on the overdue principal of the Senior Credit Facilities and the due and punctual performance of all obligations of the Company in accordance with the terms of the Third Amended and Restated Credit Agreement. Furthermore, each Guarantor, jointly and severally, unconditionally guarantees that in the event of any extension, renewal, amendment, refinancing or modification of any of the Senior Credit Facilities, amounts due will be promptly paid in full when due in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise.

The obligations of each Guarantor are limited to the maximum amount, after giving effect to all other contingent and fixed liabilities or any collections from, or payments made by or on behalf of, any other Guarantor. Each Guarantor that makes a payment

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

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

Each Guarantor may be released from its obligations under its respective Guarantee and its obligations under the Third Amended and Restated Credit Agreement upon the occurrence of certain events, including, but not limited to: (i) the Guarantor ceasing to be a subsidiary; or (ii) payment in full of the principal and accrued and unpaid interest on the Senior Credit Facilities and all other obligations.

The maximum potential amount of future payments the Guarantors could be required to make under the Guarantee is the principal amount of the Senior Credit Facilities plus all accrued and unpaid interest thereon. However, as of December 31, 2019, the Guarantors were not expected to be required to perform under the Guarantee.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc. The Third Amended and Restated Credit Agreement also contains customary events of default.

Deferred Financing Costs

In connection with the execution of the Third Amended and Restated Credit Agreement, the Company capitalized an additional $3.0 million of deferred financing costs. The Company allocated these costs between the term loan and the revolving credit facility based on the maximum borrowing capacity and amortizes the costs on a straight-line basis over the term of the Senior Credit Facilities. Previously unamortized deferred financing costs will continue to be amortized. Non-cash interest expense related to the amortization of the deferred financing costs was $1.1 million, $1.0 million and $0.8 million in 2019, 2018 and 2017, respectively. Unamortized deferred financing costs are presented as a reduction to the debt balances on the consolidated balance sheets.

Fair Value of Debt

As of December 31, 2019 and 2018, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

12. Leases

Most leases held by the Company expire between 2020 and 2034. In the U.K., where longer lease terms are more common, the Company has a land lease that extends through 2078. Certain leases include terms such as an option to purchase the property, one or more options to renew, with renewal terms that can extend the lease term from one to 10 years, and options to terminate the leases within one year. The exercise of lease renewal or termination option is at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s right-of-use assets and operating lease liabilities as they are not reasonably certain of being exercised. The Company regularly evaluates the renewal options and includes the renewal periods in the lease term when they are reasonably certain of being exercised. The depreciable life of right-of-use assets and leasehold improvements is limited to the expected lease terms.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

The following table summarizes the components of lease costs during 2019 (in thousands):

Year Ended
December 31, 2019
Operating lease cost	$7,638
Finance lease cost
Amortization of right-of-use assets	831
Interest on lease liabilities	430
Variable lease cost	1,329
Total lease cost	$10,228

During 2018 and 2017, the Company recorded operating lease expense of $7.4 million and $5.5 million, respectively.

The following table provides the details of balance sheet information related to leases as of December 31, 2019 (in thousands, except lease term and discount rate):

December 31,
2019
Operating leases
Operating lease right-of-use assets	$35,180

Current portion of operating lease liabilities	$5,043
Operating lease liabilities	34,108
Total operating lease liabilities	$39,151

Finance leases
Property, plant and equipment, gross	$19,748
Accumulated depreciation	(4,649)
Finance lease assets included in property, plant and equipment, net	$15,099

Accrued expenses and other current liabilities	$1,307
Other liabilities	14,845
Total finance lease liabilities	$16,152

Weighted-average remaining lease term (in years)
Operating leases	10.2
Finance leases	4.7
Weighted-average discount rate
Operating leases	5.60%
Finance leases	3.09%

The following table provides a summary of leased properties under finance leases by major classes as of December 31, 2018:

December 31,
2018
Land, buildings and improvements	$9,133
Machinery and equipment	4,404
Total gross assets under finance leases	13,537
Accumulated depreciation on assets under finance leases	6,901
Assets under finance leases included in property, plant and equipment, net	$6,636

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

The following table provides the details of cash flow information related to leases for the year ended December 31, 2019 (in thousands):

Year Ended
December 31, 2019
Cash paid for amounts included in lease liabilities:
Operating cash flows from finance leases	$430
Operating cash flows from operating leases	$7,768
Financing cash flows from finance leases	$868
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,723
Right-of-use assets obtained in exchange for new finance lease liabilities	$9,209

Future minimum lease payments under operating and finance leases expiring subsequent to December 31, 2019, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases(1)
2020	$6,157	$1,738
2021	6,485	9,278
2022	5,451	907
2023	4,762	930
2024	4,420	954
Thereafter	26,141	4,440
Total minimum lease payments	53,416	18,247
Less: interest	(14,265)	(2,095)
Present value of lease liabilities	$39,151	$16,152

(1)	Future minimum lease payments under finance leases include the exercise price of an option to purchase a facility in Germany in 2021.

13. Common Shares and Share-Based Compensation

Capital Shares

The authorized capital of the Company consists of an unlimited number of common shares without nominal or par value. Holders of common shares are entitled to one vote per share. Holders of common shares are entitled to receive dividends, if and when declared by the Board of Directors, and to share ratably in the Company’s assets legally available for distribution to shareholders in the event of liquidation. Holders of common shares have no redemption or conversion rights.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

Common Share Repurchases

The Company’s Board of Directors may approve share repurchase plans from time to time. Under these repurchase plans, shares may be repurchased at the Company’s discretion based on ongoing assessment of the capital needs of the business, the market price of the Company’s common shares, and general market conditions. Shares may also be repurchased through an accelerated share purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common shares to be repurchased when the Company would otherwise be prohibited from doing so under insider trading laws. While the share repurchase plans are generally intended to offset dilution from equity awards granted to the Company’s employees and directors, the plans do not obligate the Company to acquire any particular amount of common shares. No time limit is typically set for the completion of the share repurchase plans, and the plans may be suspended or discontinued at any time. The Company expects to fund share repurchases through cash on hand and cash generated from operations.

In October 2013, the Company’s Board of Directors approved a share repurchase plan (the “2013 Repurchase Plan”) authorizing the repurchase of $10.0 million worth of common shares. During 2018, the Company repurchased 89 thousand shares in the open market for an aggregate purchase price of $5.9 million at an average price of $65.43 per share. During 2017, the Company repurchased 14 thousand shares in the open market for an aggregate purchase price of $0.4 million at an average price of $26.41 per share. As of December 31, 2018, the Company had repurchased an aggregate of 385 thousand shares for an aggregate purchase price of $10.0 million at an average price of $25.97 per share. As of December 31, 2018, the Company had completed the 2013 Repurchase Plan.

In October 2018, the Company’s Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of common shares. Share repurchases have been made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. During 2019, the Company repurchased 119 thousand shares for an aggregate purchase price of $10.0 million at an average price of $83.71 per share under the 2018 Repurchase Plan. The Company had $15.0 million available for share repurchases under the 2018 Repurchase Plan as of December 31, 2019.

In February 2020, the Company’s Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of common shares. The Company expects that share repurchases will be made under the 2020 Repurchase Plan after the 2018 Repurchase Plan is completed.

2010 Incentive Award Plan

In November 2010, the Company’s shareholders approved the 2010 Incentive Award Plan under which the Company may grant share-based compensation awards to employees, consultants and directors. In May 2014, the Company’s shareholders approved the amended and restated 2010 Incentive Award Plan and, in July 2016, the Company approved a further amended and restated 2010 Incentive Award Plan (as amended, the “Amended and Restated 2010 Incentive Plan”). The maximum number of shares which can be issued pursuant to the Amended and Restated 2010 Incentive Plan is 4,398,613, subject to adjustment as set forth in the Amended and Restated 2010 Incentive Plan. The Amended and Restated 2010 Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, deferred stock units, dividend equivalents, performance awards and stock payments (collectively referred to as “Awards”). The Amended and Restated 2010 Incentive Plan provides for specific limits on the number of shares with respect to Awards that may be granted to any person during any calendar year and the amount of cash that can be paid with respect to Awards to any one person during any calendar year. The Amended and Restated 2010 Incentive Plan will expire and no further Awards may be granted after April 9, 2024. As of December 31, 2019, there were 840,889 shares available for future awards under the Amended and Restated 2010 Incentive Plan.

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

AS OF DECEMBER 31, 2019

cash proceeds from the exercise of options. Shares issued to satisfy Awards under the Amended and Restated 2010 Incentive Plan may be previously authorized but unissued shares, treasury shares or shares repurchased on the open market.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in operating income (in thousands):

	Year Ended December 31,
	2019	2018	2017
Selling, general and administrative	$8,361	$6,997	$5,065
Research and development and engineering	497	438	221
Cost of revenue	482	211	207
Restructuring and acquisition related costs	—	68	—
Total share-based compensation expense	$9,340	$7,714	$5,493

The expense recorded during each of the years ended December 31, 2019, 2018 and 2017 included $0.9 million, $0.5 million and $0.5 million, respectively, related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors pursuant to the Company’s Amended and Restated 2010 Incentive Plan.

As of December 31, 2019, the Company’s outstanding equity awards for which compensation expense will be recognized in the future consisted of time-based restricted stock units and performance stock units granted under the Amended and Restated 2010 Incentive Plan. The Company expects to record an aggregate share-based compensation expense of $15.5 million, net of estimated forfeitures, over a weighted average period of 1.12 years subsequent to December 31, 2019, for all outstanding equity awards as of December 31, 2019.

Restricted Stock Units and Deferred Stock Units

The Company’s restricted stock units (“RSUs”) have generally been issued to employees with vesting periods ranging from three years to five years and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and actual experience.

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors. The compensation expense associated with the DSUs is recognized in full on the respective date of grant, as DSUs are fully vested and non-forfeitable upon grant. There were 187 thousand and 179 thousand DSUs outstanding as of December 31, 2019 and December 31, 2018, respectively, which were included in the calculation of weighted average basic shares outstanding for the respective periods.

The table below summarizes activities during 2019 relating to restricted and deferred stock units issued and outstanding under the Amended and Restated 2010 Incentive Plan:

	Restricted and Deferred Stock Units (In thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value (1) (In thousands)
Unvested at December 31, 2018	529	$26.98
Granted	139	$77.37
Vested	(172)	$27.98
Forfeited	(43)	$49.20
Unvested at December 31, 2019	453	$39.74	1.38 years	$40,057
Expected to vest as of December 31, 2019	431	$38.35	1.38 years	$38,079
(1)

The aggregate intrinsic value is calculated based on the fair value of $88.44 per share of the Company’s common stock on December 31, 2019 due to the fact that the restricted stock units carry a $0 purchase price.

The total fair value of restricted stock units and deferred stock units that vested in 2019, based on the market price of the underlying shares on the day of vesting, was $13.4 million.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

Performance Stock Units

The Company typically grants two types of performance-based stock awards to certain members of the executive management team: non-GAAP EPS performance-based restricted stock units (“EPS-PSUs”) and relative total shareholder return performance-based restricted stock units (“TSR-PSUs”). Both types of performance-based restricted stock units generally cliff vest on the first day following the end of a three-year performance period.

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

The table below summarizes activities during 2019 relating to performance-based stock awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan:

	Performance Stock Units (1) (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value (2) (in thousands)
Unvested at December 31, 2018	137	$37.28
Granted	47	$92.14
Performance adjustment (3)	29	$14.13
Vested	(58)	$14.13
Forfeited	(3)	$79.26
Unvested at December 31, 2019	152	$57.95	0.92 years	$13,477
Expected to vest as of December 31, 2019	269	$43.50	0.92 years	$23,769
(1)

The unvested PSUs are shown in this table at target, except for the number of shares vested, which reflects the number of shares earned and expected to be issued. As of December 31, 2019, the maximum number of PSUs available to be earned was approximately 305 thousand.

(2)

The aggregate intrinsic value is calculated based on the fair value of $88.44 per share of the Company’s common stock on December 31, 2019 due to the fact that the performance stock units carry a $0 purchase price.

(3)

The amount shown represents performance adjustments for performance-based awards granted on March 30, 2016. These units vested at 200% during 2019 based on the achievement of cumulative Non-GAAP EPS during the performance period of fiscal years 2016 through 2018.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

The total fair value of PSUs that vested in 2019, based on the market price of the underlying shares on the date of vesting, was $5.0 million.

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte-Carlo valuation model with the following assumptions:

Year Ended December 31, 2019
Grant-date stock price	$77.23
Expected volatility	32.54%
Risk-free interest rate	2.46%
Expected annual dividend yield	—
Weighted average fair value	$108.58

Stock Options

On March 30, 2016, the Company granted 193 thousand stock options to certain members of the executive management team to purchase common shares of the Company at a price equal to the closing market price of the Company’s common shares on the date of grant. The stock options vested ratably on the anniversary date of the grant date over a three-year period and expire on the tenth anniversary of the grant date. The fair value of these stock options was estimated using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options included the expected option term, the expected volatility of the Company’s common stock over the expected term of the options, the risk-free interest rate, and the expected dividend yield. The Company recognized the compensation expense of stock options on a straight-line basis in the consolidated statement of operations over the vesting period. No stock options were granted during 2019.

The following table shows stock options that were outstanding, exercisable and expected to vest as of December 31, 2019 and the related weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value:

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1) (In thousands)
Stock options outstanding	73	$14.13	6.25	$5,407
Stock options exercisable	73	$14.13	6.25	$5,407
(1)

The aggregate intrinsic value is calculated as the difference between the closing market price of $88.44 per share of the Company’s common stock on December 31, 2019 and the exercise price of the stock options.

The total intrinsic value of stock options exercised in 2019, based on the difference between the market price on the date of exercise and the date of grant, was $2.4 million. The total amount of cash received from the exercise of these stock options was $0.4 million. The Company did not record any income tax deductions from the stock options exercised in 2019 as these were non-qualified stock options.

14. Employee Benefit Plans

Defined Contribution Plans

The Company has defined contribution employee retirement savings plans in the U.S., the U.K. and Japan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. The Company’s matching contributions to the plans were $4.4 million, $3.9 million and $3.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Defined Benefit Plan

The Company maintains a frozen defined benefit pension plan in the U.K. (the “U.K. Plan”). The U.K. Plan was closed to new membership in 1997 and stopped accruing additional pension benefits for existing members in 2003. Benefits under the U.K.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

Plan were based on the participants’ years of service and compensation as of the date the plan was frozen in 2003, adjusted for inflation. The Company continues to fund the plan in accordance with the pension regulations in the U.K.

The net periodic pension cost is included in other income (expense) in the consolidated statements of operations and consisted of the following components (in thousands):

	Year Ended December 31,
	2019	2018	2017
Components of the net periodic pension cost:
Interest cost	$971	$939	$991
Expected return on plan assets	(1,671)	(1,717)	(1,665)
Amortization of actuarial losses	957	826	1,045
Amortization of prior service cost	29	—	—
Net periodic pension cost	$286	$48	$371

The actuarial assumptions used to compute the net periodic pension cost for the years ended December 31, 2019, 2018 and 2017, respectively, were as follows:

	Year Ended December 31,
	2019	2018	2017
Weighted-average discount rate	2.7%	2.4%	2.6%
Weighted-average long-term rate of return on plan assets	5.1%	4.8%	5.2%

The actuarial assumptions used to compute the benefit obligations as of December 31, 2019 and 2018, respectively, were as follows:

	December 31,
	2019	2018
Weighted-average discount rate	1.9%	2.7%
Rate of inflation	2.5%	2.8%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

 The discount rates used are derived from (AA) corporate bonds that have maturities approximating the terms of the pension obligations under the U.K. Plan. In estimating the expected return on plan assets, the Company considered the historical performance of the major asset classes held by the U.K. Plan and current forecasts of future rates of return for these asset classes.

The following table provides a reconciliation of benefit obligations and plan assets of the U.K. Plan (in thousands):

	December 31,
	2019	2018
Change in benefit obligation:
Projected benefit obligation at beginning of year	$36,882	$40,329
Interest cost	971	939
Actuarial (gains) losses	3,005	(1,718)
Benefits paid	(1,696)	(1,301)
Prior service cost (1)	—	754
Foreign currency exchange rate changes	1,294	(2,121)
Projected benefit obligation at end of year	$40,456	$36,882
Accumulated benefit obligation at end of year	$40,456	$36,882
Change in plan assets:
Fair value of plan assets at beginning of year	$33,124	$36,476
Actual return on plan assets	5,410	(1,083)
Employer contributions	894	941
Benefits paid	(1,696)	(1,301)
Foreign currency exchange rate changes	1,251	(1,909)
Fair value of plan assets at end of year	$38,983	$33,124
Funded status at end of year	$(1,473)	$(3,758)
Amounts included in accumulated other comprehensive loss not yet recognized in net periodic pension cost:
Net actuarial losses at beginning of year	$(11,120)	$(10,493)
Net actuarial gains (losses) during the year	734	(1,083)
Prior service cost arising during the year (1)	—	(754)
Amounts reclassified from accumulated other comprehensive income to income before income taxes	986	826
Foreign currency exchange rate changes	(306)	384
Net actuarial losses	$(9,706)	$(11,120)
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year consists of:
Net actuarial losses	$706	$959
Prior service cost	30	29
(1)

On October 26, 2018, the High Court of Justice in the U.K. ruled that the Guaranteed Minimum Pensions (“GMPs”) provided by pension schemes need to equalize lifetime GMP benefits between genders. In order to meet the requirements set out by the High Court, the Company recorded an estimate of $0.8 million additional benefit obligations based on the existing plan participants, the date the U.K. Plan was allowed to stop accruing additional benefits, the pension plan rules and the approach taken to equalize the benefits. The additional benefit obligations will be amortized and recognized as part of net periodic pension cost in the consolidated statement of operations over the average remaining life expectancy of the plan participants.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

The funded status of the U.K. Plan is included in other long term liabilities in the accompanying consolidated balance sheets.

The following table reflects the total expected benefit payments to plan participants and have been estimated based on the same assumptions used to measure the Company’s benefit obligations as of December 31, 2019 (in thousands):

Amount
2020	$1,104
2021	1,181
2022	1,038
2023	1,137
2024	1,502
2025-2026	8,612
Total	$14,574

 In the U.K., funding valuations are conducted every three years in order to determine the future level of contributions. Based on the results of the most recent valuation, the Company’s annual contributions will be approximately $1.0 million in 2020 and will increase by 2.9% per year thereafter.

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

The following table summarizes the fair values of Plan assets by asset category as of December 31, 2019 (in thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Not Subject to Leveling
Mutual Funds:
Balanced (1)	$28,831	$—	$—	$—	$28,831
Fixed income (2)	10,042	—	—	—	10,042
Cash	110	110	—	—	—
Total	$38,983	$110	$—	$—	$38,873
(1)

This class comprises a diversified portfolio of global investments which seeks a balanced return between capital growth and fixed income and is allocated on a weighted average basis as follows: equities (32%), bonds (42%), other assets (19%) and cash (7%).

(2)

This class comprises a diversified portfolio of global investments which seeks fixed income growth and is allocated on a weighted average basis as follows: bonds (92%), other assets (5%) and cash (3%).

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

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

(2)	This class comprises a diversified portfolio of global investments which seeks long-term capital growth and is allocated on a weighted average basis as follows: bonds (86%) and cash (14%).

15. Income Taxes

Components of the Company’s income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income (loss) before income taxes:
Canada	$78	$(796)	$(2,036)
U.S.	25,577	39,356	37,327
Other	20,111	22,742	40,843
Total	$45,766	$61,302	$76,134

Components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Canada	$100	$75	$146
U.S.	1,109	8,095	9,434
Other	8,116	8,113	6,807
	9,325	16,283	16,387
Deferred
Canada	—	—	—
U.S.	703	(2,272)	2,396
Other	(5,035)	(3,804)	(4,956)
	(4,332)	(6,076)	(2,560)
Total	$4,993	$10,207	$13,827

 The Company is incorporated in Canada and therefore uses the Canadian statutory rate for income tax disclosure. The reconciliation of the statutory Canadian tax rate to the effective tax rate related to income before income taxes is as follows (in thousands, except percentage data):

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

	Year Ended December 31,
	2019	2018	2017
Statutory Canadian tax rate	29.00%	29.00%	29.00%
Expected income tax provision at Canadian statutory tax rate	$13,272	$17,778	$22,079
International tax rate differences	(3,346)	(4,474)	(2,038)
U.S. state income taxes, net of federal benefits	386	831	674
Withholding and other taxes	364	550	484
Permanent differences and other	443	1,015	1,582
Section 199 deduction	—	—	(1,148)
Foreign-derived intangible income	(787)	(1,628)	—
Tax credits	(1,457)	(1,250)	(984)
Statutory tax rate changes	35	(285)	2,823
Uncertain tax positions	310	190	(1,607)
Change in valuation allowance	(482)	(262)	(354)
Acquisition contingent consideration adjustments	287	833	149
Transaction costs	247	172	1,011
Provision to return differences	(516)	(385)	225
Windfall benefit from share-based compensation	(1,717)	(931)	(837)
Gain on Laser Quantum acquisition	—	—	(6,586)
U.K. patent box	(2,046)	(1,947)	(1,646)
Reported income tax provision	$4,993	$10,207	$13,827
Effective tax rate	10.9%	16.7%	18.2%

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items and operating loss and tax credit carryforwards for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Losses	$9,484	$9,385
Operating lease liabilities	8,386	—
Compensation related deductions	3,932	4,780
Inventories	4,543	4,170
Tax credits	2,785	2,785
Restructuring related liabilities	324	202
Warranty	772	35
Other	146	885
Total deferred tax assets	30,372	22,242
Valuation allowance on deferred tax assets	(12,302)	(12,884)
Net deferred tax assets	$18,070	$9,358
Deferred tax liabilities:
Depreciation	$(1,338)	$(1,867)
Amortization	(26,310)	(20,258)
Unrealized currency gains/losses	(194)	(373)
Operating lease right-of-use assets	(8,014)	—
Total deferred tax liabilities	$(35,856)	$(22,498)
Net deferred income tax assets (liabilities)	$(17,786)	$(13,140)

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

 In determining its income tax provisions, the Company calculated deferred tax assets and liabilities for each separate jurisdiction. The Company then considered a number of factors, including positive and negative evidence related to the realization of its deferred tax assets, to determine whether a valuation allowance should be recognized with respect to its deferred tax assets.

In 2019, the Company utilized valuation allowance of $0.5 million recorded on net operating losses and other timing items in certain tax jurisdictions due to taxable income generated in the current year. In 2018, the Company recorded an additional $0.4 million valuation allowance associated with an increase in deferred tax assets in Canada. In 2018, the Company utilized valuation allowance of $0.3 million recorded on net operating losses and other timing items in certain tax jurisdictions due to taxable income generated during the year.

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

As of December 31, 2019, the Company had net operating loss carryforwards of $3.8 million (tax effected) available to reduce future taxable income. Of this amount, approximately $0.3 million relates to the U.S. and expires through 2037; and $3.5 million relates to Canada and expires starting in 2033. In addition, the Company had capital loss carryforwards of $5.7 million, which had a full valuation allowance. Of this amount, $5.2 million and $0.5 million related to Canada and the U.K, respectively.

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

As of December 31, 2019, the Company had tax credit carryforwards of approximately $2.8 million available to reduce income taxes in future years. Approximately $0.9 million relates to the U.S. state tax credits, of which $0.8 million will expire through 2034 and $0.1 million can be carried forward indefinitely. The remaining $1.9 million tax credit carryforwards were related to Canada, of which $1.2 million expires through 2022 and $0.7 million can be carried forward indefinitely.

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

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in nature. This amount becomes taxable upon a repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. The amount of undistributed earnings of foreign subsidiaries totaled $168.4 million as of December 31, 2019. The estimated unrecognized income tax and foreign withholding tax liability on this temporary difference is approximately $0.2 million.

As of December 31, 2019, the Company’s total amount of gross unrecognized tax benefits was $4.9 million, of which $4.8 million would favorably affect the effective tax rate if benefited. Over the next twelve months, the Company may need to record up to $0.5 million of previously unrecognized tax benefits due to statute of limitations closures. The Company believes there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows. Furthermore, the Company believes that it has adequately provided for all significant income tax uncertainties.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

As of December 31, 2018, the Company’s total amount of gross unrecognized tax benefits was $4.7 million, of which $3.6 million would favorably affect the effective tax rate if benefited.

The reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2016	$4,962
Additions based on tax positions related to the current year	991
Additions for tax positions of prior years	496
Reductions to tax positions of prior years	(28)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(1,577)
Settlements with tax authorities	(755)
Balance at December 31, 2017	4,089
Additions based on tax positions related to the current year	394
Additions for tax positions of prior years	655
Reductions to tax positions of prior years	(69)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(239)
Settlements with tax authorities	(105)
Balance at December 31, 2018	4,725
Additions based on tax positions related to the current year	727
Additions for tax positions of prior years	5
Reductions to tax positions of prior years	(31)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(497)
Settlements with tax authorities	—
Balance at December 31, 2019	$4,929

 The Company recognizes interest and penalties related to uncertain tax positions in income tax provision. As of December 31, 2019 and 2018, the Company had approximately $0.5 million and $0.5 million, respectively, of accrued interest and penalties related to uncertain tax positions. During the years ended December 31, 2019, 2018 and 2017, the Company recognized less than $0.1 million of expense for an increase in interest and penalties related to uncertain tax positions.

The Company files income tax returns in Canada, the U.S., and various foreign jurisdictions. Generally, the Company is no longer subject to U.S. or foreign income tax examinations, including transfer pricing tax audits, by tax authorities for the years before 2010.

The Company’s income tax returns may be reviewed by tax authorities in the following countries for the following periods under the appropriate statute of limitations:

United States	2016 - Present
Canada	2016 - Present
United Kingdom	2018 - Present
Germany	2015 - Present
The Netherlands	2013 - Present
China	2010 - Present
Japan	2014 - Present

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

16. Restructuring and Acquisition Related Costs

The following table summarizes restructuring and acquisition related costs recorded in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
2019 restructuring	$7,463	$378	$—
2018 restructuring	1,177	1,647	—
2016 restructuring	—	—	332
2011 restructuring	—	—	14
Total restructuring related charges	$8,640	$2,025	$346
Acquisition and related charges	7,934	6,016	7,196
Total restructuring and acquisition related costs	$16,574	$8,041	$7,542

2019 Restructuring

During the fourth quarter of 2018, the Company implemented a restructuring plan intended to realign operations, reduce costs, achieve operational efficiencies and focus resources on growth initiatives. In 2019, the Company recorded $3.8 million in severance and related costs, $2.6 million in impairment of operating lease right-of-use assets and $1.1 million in impairment of long-lived assets in connection with the 2019 restructuring plan. The Company anticipates completing the 2019 restructuring program in the first quarter of 2020 and expects to incur additional restructuring charges of $0.1 million to $0.2 million related to the 2019 restructuring program in the next twelve months.

The following table summarizes restructuring costs associated with the 2019 restructuring program by reportable segment (in thousands):

	Year Ended		Cumulative Costs as of
	December 31, 2019	December 31, 2018	December 31, 2019
Photonics	$4,983	$—	$4,983
Vision	1,422	324	1,746
Precision Motion	590	—	590
Unallocated Corporate and Shared Services	468	54	522
Total	$7,463	$378	$7,841

2018 Restructuring

During the second quarter of 2018, the Company initiated a program to integrate manufacturing operations as a result of acquisition activities. In 2019, the Company recorded $1.2 million in severance and related costs in connection with the 2018 restructuring plan. The Company anticipates completing the 2018 restructuring program during the first quarter of 2020 and expects to incur additional restructuring charges of $0.1 million to $0.2 million related to the 2018 restructuring program.

The following table summarizes restructuring costs associated with the 2018 restructuring program by reportable segment (in thousands):

	Year Ended		Cumulative Costs as of
	December 31, 2019	December 31, 2018	December 31, 2019
Photonics	$—	$—	$—
Vision	1,177	1,579	2,756
Precision Motion	—	—	—
Unallocated Corporate and Shared Services	—	68	68
Total	$1,177	$1,647	$2,824

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

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

The following table summarizes restructuring costs associated with the 2016 restructuring program by reportable segment (in thousands):

	Year Ended	Cumulative Costs as of
	December 31, 2017	December 31, 2017
Photonics	$—	$868
Vision	331	4,393
Precision Motion	—	939
Unallocated Corporate and Shared Services	1	329
Total	$332	$6,529

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring charges recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Other (1)
Balance at December 31, 2017	$806	$39	$763	$4
Restructuring charges	2,025	1,862	—	163
Cash payments	(1,490)	(962)	(373)	(155)
Non-cash write-offs and other adjustments	(65)	(63)	(2)	—
Balance at December 31, 2018	1,276	876	388	12
Restructuring charges	8,640	4,065	3,798	777
Cash payments	(3,507)	(2,803)	—	(704)
Reclassification of reserves (2)	(388)	—	(388)	—
Non-cash write-offs and other adjustments (3)	(3,948)	(150)	(3,798)	—
Balance at December 31, 2019	$2,073	$1,988	$—	$85
(1)	Other restructuring charges mainly related to consulting fees and relocation costs.
(2)	Accruals related to facilities exited prior to January 1, 2019 were reclassified to operating lease liabilities upon adoption of ASU 2016-02.
(3)	Non-cash write-offs included impairment of operating lease right-of-use assets amounting to $2.6 million associated with the cessation of use of certain leased facilities.

The Company expects to make $2.0 million in cash payments related to these restructuring plans during the twelve months ending December 31, 2020.

Acquisition and Related Charges

Acquisition related costs incurred in connection with business combinations, primarily including finders’ fees, legal, valuation and other professional or consulting fees, totaled $5.3 million, $1.4 million, and $6.8 million during 2019, 2018, and 2017, respectively. Acquisition related costs recognized under earn-out agreements in connection with acquisitions totaled $2.6 million,

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

$4.6 million, and $0.4 million during 2019, 2018, and 2017, respectively. The majority of acquisition related costs for 2019 were included in the Company’s Precision Motion and Unallocated Corporate and Shared Services reportable segments.

17. Commitments and Contingencies

Purchase Commitments

As of December 31, 2019, the Company had purchase commitments primarily for inventory purchases of $75.8 million. These purchase commitments are expected to be incurred as follows: $74.2 million in 2020, $0.8 million in 2021 and $0.8 million in 2022.

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

There was no significant concentration of credit risk related to the Company’s position in trade accounts receivable as no individual customer represented 10% or more of the Company’s outstanding accounts receivable at December 31, 2019 and 2018. Credit risk with respect to trade accounts receivables is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographic dispersion.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

Certain of the components and materials included in the Company’s products are currently obtained from single source suppliers. There can be no assurance that a disruption of the supply of such components and materials would not create substantial manufacturing delays and additional cost to the Company.

The Company’s operations involve a number of other risks and uncertainties including, but not limited to, the effects of general economic conditions, rapidly changing technologies, and international operations.

18. Related Party Transactions

As of March 29, 2019, certain members of the Company’s board of directors served on the board of directors or as advisors of companies that are customers of the Company. All contracts with related parties were executed at arm’s length in the ordinary course of business. As of the beginning of the second quarter of 2019, these customers were no longer considered to be related parties. The aggregate revenue from these customers was $11.6 million and $40.0 million in the three months ended March 29, 2019 and the twelve months ended December 31, 2018, respectively. There was $0.6 million in accounts receivable due from these customers as of December 31, 2018. There were no material transactions with related parties in 2017.

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

Photonics

The Photonics segment designs, manufactures and markets photonics-based solutions, including laser scanning, laser beam delivery, CO2 laser, solid state laser, ultrafast laser, and optical light engine products to customers worldwide. The segment serves highly demanding photonics-based applications for advanced industrial processes, metrology, medical and life science imaging, DNA sequencing, and medical laser procedures. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Vision

The Vision segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators, pumps and related disposables; visualization solutions; wireless, recorder and video integration technologies for operating room integrations; optical data collection and machine vision technologies; radio frequency identification (“RFID”) technologies; thermal chart recorders; spectrometry technologies; and embedded touch screen solutions. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Precision Motion

The Precision Motion segment designs, manufactures and markets optical and inductive encoders, precision motor and motion control sub-assemblies, servo drives, air bearings, and air bearing spindles to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

Reportable Segment Financial Information

Revenue, gross profit, operating income (loss), depreciation and amortization expenses, accounts receivable and inventories by reportable segments were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue
Photonics	$230,457	$249,339	$232,359
Vision	271,407	232,902	183,074
Precision Motion	124,235	132,096	105,857
Total	$626,099	$614,337	$521,290

	Year Ended December 31,
	2019	2018	2017
Gross Profit
Photonics	$105,845	$117,109	$106,117
Vision	105,228	87,198	69,249
Precision Motion	53,326	59,477	46,564
Unallocated Corporate and Shared Services	(2,314)	(2,256)	(1,399)
Total	$262,085	$261,528	$220,531

	Year Ended December 31,
	2019	2018	2017
Operating Income (Loss)
Photonics	$41,990	$59,285	$51,660
Vision	21,007	8,991	7,883
Precision Motion	22,339	31,674	27,146
Unallocated Corporate and Shared Services	(30,054)	(28,937)	(29,123)
Total	$55,282	$71,013	$57,566

	Year Ended December 31,
	2019	2018	2017
Depreciation and Amortization Expenses
Photonics	$12,139	$12,042	$13,806
Vision	21,161	20,657	13,590
Precision Motion	4,712	3,627	2,308
Unallocated Corporate and Shared Services	268	726	1,054
Total	$38,280	$37,052	$30,758

	December 31,
	2019	2018
Accounts Receivable
Photonics	$31,046	$31,536
Vision	43,941	34,414
Precision Motion	16,091	18,005
Total accounts receivable	$91,078	$83,955
Inventories
Photonics	$45,227	$41,623
Vision	50,074	42,498
Precision Motion	21,317	20,643
Total inventories	$116,618	$104,764
Total segment assets	$207,696	$188,719

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

	December 31,
	2019	2018
Total Assets
Total segment assets	$207,696	$188,719
Cash and cash equivalents	78,944	82,043
Prepaid income taxes and income taxes receivable	5,905	1,852
Prepaid expenses and other current assets	11,967	9,155
Property, plant and equipment, net	77,556	65,464
Operating lease assets	35,180	—
Deferred tax assets	8,890	9,492
Other assets	2,713	2,269
Intangible assets, net	166,175	142,920
Goodwill	274,710	217,662
Total	$869,736	$719,576

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2019

Geographic Information

The Company aggregates geographic revenue based on the customer location where products are shipped. Revenue from these customers is summarized as follows (in thousands, except percentage data):

	Year Ended December 31,
	2019		2018		2017
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$254,279	40.6%	$242,243	39.4%	$220,583	42.3%
Germany	82,032	13.1	88,027	14.3	68,003	13.0
Rest of Europe	129,643	20.7	105,608	17.2	81,001	15.5
China	59,512	9.5	66,414	10.8	56,128	10.8
Rest of Asia-Pacific	89,588	14.3	104,300	17.0	84,727	16.3
Other	11,045	1.8	7,745	1.3	10,848	2.1
Total	$626,099	100.0%	$614,337	100.0%	$521,290	100.0%

Long-lived assets consist of property, plant and equipment, net, and are aggregated based on the location of the assets. A summary of these long-lived assets is as follows (in thousands):

	December 31,
	2019	2018
United States	$28,750	$32,029
Germany	32,376	17,777
Rest of Europe	14,303	13,919
China	2,029	1,636
Rest of Asia-Pacific	98	103
Total	$77,556	$65,464

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Year Ended December 31,
	2019	2018	2017
Medical	55%	50%	50%
Advanced Industrial	45%	50%	50%
Total	100%	100%	100%

The majority of the revenue from the Photonics and Precision Motion segments is generated from sales to customers in the advanced industrial market. The majority of the revenue from the Vision segment is generated from sales to customers in the medical market.

Significant Customers

No customer accounted for greater than 10% of the Company’s revenue during the years ended December 31, 2019, 2018 or 2017.

Supplementary Information

(Unaudited)

The Company’s interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

The following tables reflect the Company’s unaudited condensed consolidated statements of operations for each of the quarterly periods in 2019 and 2018 (in thousands except per share data):

	Three Months Ended
	December 31,	September 27,	June 28,	March 29,
	2019	2019	2019	2019
Revenue	$159,702	$154,066	$155,145	$157,186
Cost of revenue	93,742	90,012	89,363	90,897
Gross profit	65,960	64,054	65,782	66,289
Operating expenses:
Research and development and engineering	14,769	13,811	13,388	13,997
Selling, general and administrative	29,430	27,926	29,204	31,847
Amortization of purchased intangible assets	4,117	3,970	3,772	3,998
Restructuring and acquisition related costs	4,661	5,546	4,313	2,054
Total operating expenses	52,977	51,253	50,677	51,896
Operating income	12,983	12,801	15,105	14,393
Interest income (expense), foreign exchange transaction gains (losses) and other income (expense), net	(3,428)	(1,814)	(2,203)	(2,071)
Income before income taxes	9,555	10,987	12,902	12,322
Income tax provision	338	2,064	2,522	69
Consolidated net income	9,217	8,923	10,380	12,253
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Novanta Inc.	$9,217	$8,923	$10,380	$12,253
Earnings per common share attributable to Novanta Inc.
Basic	$0.26	$0.25	$0.30	$0.35
Diluted	$0.26	$0.25	$0.29	$0.35

	Three Months Ended
	December 31,	September 28,	June 29,	March 30,
	2018	2018	2018	2018
Revenue	$156,178	$160,794	$150,400	$146,965
Cost of revenue	91,672	91,160	85,171	84,806
Gross profit	64,506	69,634	65,229	62,159
Operating expenses:
Research and development and engineering	13,280	13,204	12,551	11,989
Selling, general and administrative	28,302	29,147	29,231	29,220
Amortization of purchased intangible assets	4,012	3,947	3,893	3,698
Restructuring and acquisition related costs	3,236	2,341	2,439	25
Total operating expenses	48,830	48,639	48,114	44,932
Operating income	15,676	20,995	17,115	17,227
Interest income (expense), foreign exchange transaction gains (losses) and other income (expense), net	(2,101)	(2,374)	(2,430)	(2,806)
Income before income taxes	13,575	18,621	14,685	14,421
Income tax provision	1,931	3,632	3,060	1,584
Consolidated net income	11,644	14,989	11,625	12,837
Less: Net income attributable to noncontrolling interest	—	(435)	(625)	(926)
Net income attributable to Novanta Inc.	$11,644	$14,554	$11,000	$11,911
Earnings per common share attributable to Novanta Inc.
Basic	$0.33	$0.61	$0.32	$0.19
Diluted	$0.33	$0.60	$0.32	$0.18

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

Evaluation of Disclosure Controls and Procedures as of December 31, 2019

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making their assessment, our management utilized the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on our evaluation under the framework in Internal Control—Integrated Framework, issued by COSO in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is contained in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

The remainder of the response to this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 14, 2020 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 14, 2020 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 14, 2020 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 14, 2020 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 14, 2020 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. List of Financial Statements

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

2. List of Financial Statement Schedules

All schedules are omitted because they are not applicable or not required or the required information is shown in the consolidated financial statements or notes thereto.

3. List of Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Securities Purchase Agreement dated January 15, 2013, between NDSSI Holdings, LLC, NDS Surgical Imaging, Inc., GSI Group Inc. and GSI Group Limited UK	8-K	001-35083	2.1	1/15/2013

2.2	Equity Purchase Agreement dated February 18, 2014, between JADAK, LLC, JADAK Technologies, Inc., Advanced Data Capture Corporation, GSI Group Inc. and GSI Group Corporation	8-K	001-35083	10.1	2/18/2014

2.3	Asset and Equity Purchase Agreement, dated June 24, 2014, by and among GSI Group Inc., Excel Technology, Inc., Continuum Electro-Optics, Inc., GSI Europe GmbH, GSI Group France S.A.S., GSI Group Japan Corporation and Amplitude Laser, Inc. and Amplitude Technologies, S.A. (The registrant hereby agrees to furnish a copy of any omitted schedule to the Commission upon request.)	8-K	001-35083	2.1	7/21/2014

2.4	Purchase Agreement, dated April 15, 2015, by and among GSI Group Limited, GSI Group Corporation, GSI Group Europe GmbH, GSI Group Japan Corporation, GSI Group Precision Technologies (Suzhou) Co., LTD., GSI Group Inc., JKL Newco Limited, and SPI Lasers UK Limited, SPI Lasers LLC, SPI Lasers (Shanghai) Co., Ltd. and Trumpf Corporation. (The registrant hereby agrees to furnish a copy of any omitted schedule to the Commission upon request.)	8-K	001-35083	10.1	4/20/2015

2.5	Agreement on the Sale and Transfer of all Shares in W.O.M. World of Medicine GmbH, dated June 6, 2017, between Novanta Europe GmbH, Novanta Inc., and Aton GmbH	8-K	001-35083	2.1	6/9/2017

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	3/9/2015

3.2	By-Laws of the Registrant, as amended	10-Q	000-25705	3.2	4/13/2010

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	7/23/2010

3.4	Articles of Amendment of the Registrant, dated December 29, 2010	S-3	333-202597	3.2	3/9/2015

3.5	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	5/12/2016

4.1	Specimen Stock Certificate	10-K	001-35083	4.1	2/28/2018

4.2	Form of Indenture, between the Registrant and Wilmington Trust, National Association	S-3	333-229912	4.3	2/27/2019

4.3	Description of Common Shares					*

10.1†	Novanta Inc. 2010 Incentive Award Plan (Amended and Restated Effective July 27, 2016)	10-Q	001-35083	10.1	08/02/2016

10.2†	Form of Deferred Stock Unit Award Agreement	10-K	001-35083	10.59	3/30/2011

10.3†	Restricted Stock Unit Inducement Award Grant Notice	S-8	333-194557	99.1	3/14/2014

10.4†	Form of Stock Option Grant Notice and Stock Option Agreement	10-Q	001-35083	10.2	8/2/2016

10.5†	Form of U.S. Restricted Stock Unit Award Agreement	10-Q	001-35083	10.2	5/16/2011

10.6†	Offer Letter, dated June 8, 2011, between GSI Group Inc. and Peter Chang	10-Q	001-35083	10.1	11/10/2011

10.7	Amended and Restated Lease, dated May 1, 2012, by and between GSI Group Inc. and 125 Middlesex Turnpike, LLC	8-K	001-35083	10.1	5/4/2012

10.8†	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement	10-Q	001-35083	10.3	8/2/2016

10.9†	Severance Agreement, dated as of August 15, 2012, between GSI Group Inc. and Peter Chang	10-Q	001-35083	10.7	11/7/2012

10.10

Third Amended and Restated Credit Agreement, dated as of December 31, 2019, by and among Novanta Corporation, Novanta Inc., Novanta UK Investments Holding Limited, Novanta Europe GmbH, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, BofA Securities, Inc., as Joint Lead Arranger, JP Morgan Chase Bank, N.A., as Joint Lead Arranger, Co-Syndication Agent and lender, Wells Fargo Securities LLC, as Joint Lead Arranger, Wells Fargo Bank, National Association, as Co-Syndication Agent and lender, Silicon Valley Bank, as Co-Documentation Agent and lender, TD Bank, N.A., as Co-Documentation Agent and lender, Bank of Montreal, as Co-Documentation Agent and lender, and HSBC Bank USA, N.A and HSBC Bank UK., as lenders

		8-K	001-35083	10.1	1/3/2020

10.11	Lease Agreement, dated as of May 31, 2013, by and between JADAK, LLC and Hancock Part Development, LLC	10-Q	001-35083	10.3	5/6/2014

10.12†	Amended and Restated Employment Agreement, dated April 21, 2017, between Novanta Inc. and Matthijs Glastra	8-K	001-35083	10.1	4/24/2017

10.13†	Amended and Restated Employment Agreement, dated April 21, 2017, between Novanta Inc. and Robert Buckley	8-K	001-35083	10.2	4/24/2017

10.14†	Employment Agreement, dated April 21, 2017, between Novanta Inc. and Brian Young	8-K	001-35083	10.3	4/24/2017

10.15†	Form of New Restricted Stock Unit Award Agreement	10-Q	001-35083	10.1	5/8/2017

10.16†	Form of New Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement	10-Q	001-35083	10.2	5/8/2017

10.17†	Form of Indemnification Agreement, by and between Novanta Inc. and certain officers and directors	10-Q	001-35083	10.2	11/1/2017

10.18†	Form of Indemnification Agreement, by and between Novanta Corporation and certain officers and directors	10-Q	001-35083	10.3	11/1/2017

10.19	First Amendment, dated May 7, 2018, to Amended and Restated Lease (dated as of May 1, 2012) by and between Novanta Corporation and 125 Middlesex Turnpike, LLC	10-Q	001-35083	10.2	5/8/2018

10.20†	Novanta Inc. Non-Employee Director Compensation Policy	10-Q	001-35083	10.1	11/6/2018

10.21†	Form of Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	10-Q	001-35083	10.2	11/6/2018

21.1	Subsidiaries of the Registrant					*

23.1	Consent of Independent Registered Public Accounting Firm					*

31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

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

Date: February 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	February 26, 2020
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	February 26, 2020
Robert J. Buckley

/s/ Peter L. Chang	Chief Accounting Officer and Corporate Controller	February 26, 2020
Peter L. Chang

/s/ Stephen W. Bershad	Chairman of the Board of Directors	February 26, 2020
Stephen W. Bershad

/s/ Brian D. King	Director	February 26, 2020
Brian D. King

/s/ Ira J. Lamel	Director	February 26, 2020
Ira J. Lamel

/s/ Dominic A. Romeo	Director	February 26, 2020
Dominic A. Romeo

/s/ Thomas N. Secor	Director	February 26, 2020
Thomas N. Secor

/s/ Lonny J. Carpenter	Director	February 26, 2020
Lonny J. Carpenter

/s/ Deborah DiSanzo	Director	February 26, 2020
Deborah DiSanzo