Form 10-Q
period 2020-04-03
NOVANTA INC
filed 2020-05-12
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2020

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

As of May 5, 2020, there were 35,122,780 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	April 3,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$73,701	$78,944
Accounts receivable, net of allowance of $441 and $297, respectively	89,556	91,078
Inventories	112,003	116,618
Prepaid income taxes and income taxes receivable	8,715	5,905
Prepaid expenses and other current assets	12,910	11,967
Total current assets	296,885	304,512
Property, plant and equipment, net	74,780	77,556
Operating lease assets	34,332	35,180
Deferred tax assets	8,649	8,890
Other assets	3,105	2,713
Intangible assets, net	155,498	166,175
Goodwill	268,719	274,710
Total assets	$841,968	$869,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,871	$5,031
Accounts payable	48,419	52,585
Income taxes payable	4,490	1,861
Current portion of operating lease liabilities	4,646	5,043
Accrued expenses and other current liabilities	72,990	70,326
Total current liabilities	135,416	134,846
Long-term debt	206,752	215,334
Operating lease liabilities	33,036	34,108
Deferred tax liabilities	24,855	26,676
Income taxes payable	4,865	4,713
Other liabilities	23,941	36,887
Total liabilities	428,865	452,564
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,122 and 35,052, respectively	423,856	423,856
Additional paid-in capital	39,801	49,748
Accumulated deficit	(26,372)	(38,319)
Accumulated other comprehensive loss	(24,182)	(18,113)
Total stockholders' equity	413,103	417,172
Total liabilities and stockholders’ equity	$841,968	$869,736

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended
	April 3,	March 29,
	2020	2019
Revenue	$155,468	$157,186
Cost of revenue	91,023	90,897
Gross profit	64,445	66,289
Operating expenses:
Research and development and engineering	15,334	13,997
Selling, general and administrative	30,755	31,847
Amortization of purchased intangible assets	3,445	3,998
Restructuring and acquisition related costs	1,661	2,054
Total operating expenses	51,195	51,896
Operating income	13,250	14,393
Interest income (expense), net	(1,678)	(2,044)
Foreign exchange transaction gains (losses), net	254	41
Other income (expense), net	83	(68)
Income before income taxes	11,909	12,322
Income tax provision (benefit)	(38)	69
Consolidated net income	$11,947	$12,253

Earnings per common share (Note 5):
Basic	$0.34	$0.35
Diluted	$0.34	$0.35

Weighted average common shares outstanding—basic	35,152	34,958
Weighted average common shares outstanding—diluted	35,561	35,474

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	April 3,	March 29,
	2020	2019
Consolidated net income	$11,947	$12,253
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(6,806)	2,339
Pension liability adjustments, net of tax (2)	737	17
Total other comprehensive income (loss)	(6,069)	2,356
Total consolidated comprehensive income (loss)	$5,878	$14,609

(1)	The tax effect on this component of comprehensive income was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income was nominal for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	# of Shares	Amount	Capital	Deficit	Loss	Total
	Three Months Ended April 3, 2020
Balance at December 31, 2019	35,052	$423,856	$49,748	$(38,319)	$(18,113)	$417,172
Consolidated net income	—	—	—	11,947	—	11,947
Common shares issued under stock plans	222	—	179	—	—	179
Common shares withheld for taxes on vested stock awards	(87)	—	(7,825)	—	—	(7,825)
Repurchases of common shares	(65)	—	(5,500)	—	—	(5,500)
Share-based compensation	—	—	3,199	—	—	3,199
Other comprehensive income (loss), net of tax	—	—	—	—	(6,069)	(6,069)
Balance at April 3, 2020	35,122	$423,856	$39,801	$(26,372)	$(24,182)	$413,103

	Three Months Ended March 29, 2019
Balance at December 31, 2018	34,886	$423,856	$46,018	$(79,092)	$(22,527)	$368,255
Consolidated net income	—	—	—	12,253	—	12,253
Common shares issued under stock plans	186	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(74)	—	(5,890)	—	—	(5,890)
Share-based compensation	—	—	2,727	—	—	2,727
Other comprehensive income (loss), net of tax	—	—	—	—	2,356	2,356
Balance at March 29, 2019	34,998	$423,856	$42,855	$(66,839)	$(20,171)	$379,701

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	April 3,	March 29,
	2020	2019
Cash flows from operating activities:
Consolidated net income	$11,947	$12,253
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	9,330	9,074
Provision for inventory excess and obsolescence	803	491
Share-based compensation	3,199	2,727
Deferred income taxes	(621)	(24)
Inventory acquisition fair value adjustments	188	—
Other	366	29
Changes in assets and liabilities which provided/(used) cash, excluding effects from business acquisitions:
Accounts receivable	343	(5,403)
Inventories	1,919	(2,571)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(4,501)	(5,174)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	(5,632)	(6,526)
Other non-current assets and liabilities	414	581
Cash provided by operating activities	17,755	5,457
Cash flows from investing activities:
Payment of business acquisition purchase price held in escrow	(150)	—
Purchases of property, plant and equipment	(2,319)	(2,429)
Payment of contingent consideration related to acquisition of technology assets	(2,632)	-
Other investing activities	—	24
Cash used in investing activities	(5,101)	(2,405)
Cash flows from financing activities:
Repayments of term loan and revolving credit facilities	(1,250)	(4,600)
Payments of debt issuance costs	(1,280)	-
Payments of withholding taxes from share-based awards	(7,825)	(5,890)
Repurchases of common shares	(5,500)	—
Other financing activities	(190)	(140)
Cash used in financing activities	(16,045)	(10,630)
Effect of exchange rates on cash and cash equivalents	(1,852)	(391)
Decrease in cash and cash equivalents	(5,243)	(7,969)
Cash and cash equivalents, beginning of the period	78,944	82,043
Cash and cash equivalents, end of the period	$73,701	$74,074
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,326	$1,894
Cash paid for income taxes	$1,592	$3,262
Income tax refunds received	$1,264	$262

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2020

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The interim consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, these interim consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

The Company’s unaudited interim financial statements are prepared for each quarterly period ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the period in which they are deemed to be necessary. The Company evaluates its estimates based on historical experience, current conditions, including estimated economic implications of the COVID-19 pandemic, and various other assumptions that it believes are reasonable under the circumstances. The accounting estimates assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of the goodwill and other long-lived assets. While there was not a material change to the consolidated financial statements related these estimates as of and for the three months ended April 3, 2020, the Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

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
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”

ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles of Accounting Standards Codification (“ASC”) 740, including: (i) the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; (ii) the exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment (or vice-versa); and (iii) the exception for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 also simplifies GAAP for other areas of ASC 740 by clarifying and amending the existing guidance.

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

		January 1, 2020.	The Company adopted ASU 2016-13 during the first quarter of 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.”	ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	Upon issuance. ASU 2020-04 is elective.	The Company is currently evaluating the impact of ASU 2020-04 on its consolidated financial statements.

2. Revenue

The Company recognizes revenue when control of promised goods or services is transferred to customers. The transfer of control generally occurs upon shipment when title and risk of loss pass to the customer. The vast majority of the Company’s revenue

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

(Unaudited)

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

At the request of its customers, the Company may perform professional services, generally for the maintenance and repair of products previously sold to those customers and for engineering services. Professional services for the maintenance and repair of products are typically short in duration, mostly less than one month, and generally involve a single distinct performance obligation. The related revenue is recognized at a point in time when control transfers to the customer upon completion of professional services. The consideration expected to be received in exchange for such services is typically the contractually stated amount. Certain engineering services are longer in duration and the related revenue is recognized over time, as the Company has a right to consideration from a customer, based on the corresponding value to the customer from the Company’s performance completed to date. Professional services aggregate to less than 3% of the Company’s consolidated revenue.

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of April 3, 2020 and December 31, 2019, contract liabilities were

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

(Unaudited)

$3.3 million and $3.6 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The decrease in the contract liability balance during the three months ended April 3, 2020 is primarily due to $2.1 million of revenue recognized during the period that was included in the contract liability balance at December 31, 2019, partially offset by cash payments received in advance of satisfying performance obligations.

Disaggregated Revenue

See Note 16 for the Company’s disaggregation of revenue by segment, geography and end market.

3. Business Combinations

On July 31, 2019, the Company acquired 100% of the outstanding shares of ARGES GmbH (“ARGES”), a Wackersdorf, Germany-based manufacturer of innovative laser scanning subsystems used in industrial materials processing and medical applications, for a total purchase price of €65.7 million ($73.2 million), including net working capital adjustments. The purchase price consists of €24.0 million ($26.7 million) cash paid at closing, 124 thousand Novanta common shares issued upon closing (with a fair market value of €9.8 million, or $10.9 million, based on the closing market price of $87.58 per share on July 30, 2019), €7.1 million ($7.9 million) estimated fair value of contingent consideration and €24.8 million ($27.7 million) deferred cash consideration. In connection with the Company’s initiatives to preserve cash during a prolonged economic downturn caused by the COVID-19 pandemic, the Company reached an agreement with the former owner of ARGES in April 2020 to settle net working capital adjustments and to postpone a portion of the deferred cash consideration. The Company is now expected to pay the seller €5.0 million ($5.4 million) in cash in June 2020 and €20.0 million ($21.7 million) in cash in December 2020.

4. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss was as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2019	$(18,113)	$(9,218)	$(8,895)
Other comprehensive income (loss)	(6,241)	(6,806)	565
Amounts reclassified from accumulated other comprehensive loss (1)	172	—	172
Balance at April 3, 2020	$(24,182)	$(16,024)	$(8,158)
(1)	The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

5. Earnings per Common Share

Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period.

For diluted earnings per common share, the denominator includes the dilutive effect of outstanding common share equivalents. For the three months ended April 3, 2020 and March 29, 2019, respectively, weighted average shares outstanding for the diluted earnings per common share included the dilutive effect of outstanding restricted stock units, stock options, and total shareholder return performance-based restricted stock units, determined using the treasury stock method. The dilutive effects of market-based contingently issuable shares are included in the weighted average dilutive share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period assuming the end of the reporting period is also the end of the performance period. Dilutive effects of attainment-based contingently issuable shares granted to the former Laser Quantum Limited (“Laser Quantum”) noncontrolling interest shareholders, as well as the non-GAAP EPS performance-based restricted stock units will be included in the weighted average dilutive share calculation when the performance targets have been achieved.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended
	April 3,	March 29,
	2020(1)	2019(2)
Numerators:
Consolidated net income	$11,947	$12,253

Denominators:
Weighted average common shares outstanding— basic	35,152	34,958
Dilutive potential common shares	409	516
Weighted average common shares outstanding— diluted	35,561	35,474
Antidilutive potential common shares excluded from above	52	58

Earnings per Common Share:
Basic	$0.34	$0.35
Diluted	$0.34	$0.35
(1)

71,166 non-GAAP EPS performance-based restricted stock units granted to certain members of the executive management team and 213,219 shares of restricted stock issued to the former Laser Quantum non-controlling interest shareholders are considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of April 3, 2020.

(2)

45,252 non-GAAP EPS performance-based restricted stock units granted to certain members of the executive management team and 213,219 shares of restricted stock issued to the former Laser Quantum non-controlling interest shareholders were considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of March 29, 2019.

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

AS OF APRIL 3, 2020

(Unaudited)

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

Contingent Considerations

On July 31, 2019, the Company acquired ARGES. Under the purchase and sale agreement for the ARGES acquisition, the former owner of ARGES is eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from August 2019 through December 2026. The undiscounted range of possible contingent consideration is zero to €10.0 million. If the revenue targets are achieved, the contingent consideration would be payable annually with the first payment due in the first quarter of 2021. The estimated fair value of the contingent consideration of €7.1 million ($7.9 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring and acquisition related costs until the liability is fully settled. There were no changes to the fair value of the contingent consideration during the three months ended April 3, 2020.

On April 16, 2019, the Company acquired Ingenia CAT, S.L. (“Ingenia”). Under the purchase and sale agreement for the Ingenia acquisition, the shareholders of Ingenia are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from April 2019 through March 2022. The undiscounted range of possible contingent consideration is zero to €8.0 million. If the revenue targets are achieved, the contingent consideration would be payable in cash in three annual installments from 2020 to 2022. The estimated fair value of the contingent consideration of €5.8 million ($6.6 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring and acquisition related costs until the liability is fully settled. There were no changes to the fair value of the contingent consideration during the three months ended April 3, 2020.

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the former owners are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from 2018 to 2021 from products utilizing the acquired technologies. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If the revenue targets are achieved, the contingent consideration would be payable in cash in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. Subsequent changes in the estimated fair value of this contingent liability are recorded as adjustments to the carrying value of the asset acquired and amortized over the remaining useful life of the underlying asset. The Company made the first installment payment of $2.6 million in February 2020, which is included in cash flows from investing activities in the consolidated statement of cash flows for the three months ended April 3, 2020. There were no other changes in the fair value of the contingent consideration during the three months ended April 3, 2020.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

(Unaudited)

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of April 3, 2020 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$9,338	$9,338	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	59	—	59	—
	$9,397	$9,338	$59	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$5,221	$—	$—	$5,221
Foreign currency forward contracts	366	—	366	—
Other liabilities:
Contingent considerations - Long-term	12,001	—	—	12,001
	$17,588	$—	$366	$17,222

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$9,262	$9,262	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	50	—	50	—
	$9,312	$9,262	$50	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$3,813	$—	$—	$3,813
Foreign currency forward contracts	99	—	99	—
Other liabilities:
Contingent considerations - Long-term	16,504	—	—	16,504
	$20,416	$—	$99	$20,317

Changes in the fair value of Level 3 contingent considerations during the three months ended April 3, 2020 were as follows (in thousands):

Contingent Considerations
Balance at December 31, 2019	$20,317
Payments	(2,632)
Fair value adjustments	—
Effect of foreign exchange rates	(463)
Balance at April 3, 2020	$17,222

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

(Unaudited)

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	April 3, 2020 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (ARGES)	$7,647	Monte Carlo method	Historical and projected revenues from August 2019 through December 2026	N/A
			Revenue volatility	36.0%
			Cost of debt	1.4%
			Discount rate	7.3%

Contingent consideration (Ingenia)	$6,441	Monte Carlo method	Historical and projected revenues from April 2019 through March 2022	N/A
			Revenue volatility	36.0%
			Cost of debt	0.9%
			Discount rate	15.3%

Contingent consideration (Other)	$3,134	Discounted cash flow method	Historical and projected revenues for fiscal years 2018 to 2021	N/A
			Revenue discount rate	22.8%

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

As of April 3, 2020, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $28.8 million and a net loss of $0.3 million, respectively. As of December 31, 2019, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $12.4 million and a net loss of less than $0.1 million, respectively.

The Company recognized an aggregate net loss of $0.3 million and an aggregate net loss of $0.5 million for the three months ended April 3, 2020 and March 29, 2019, respectively. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statement of operations for all periods presented.

8. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances for impairment annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. The Company

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

(Unaudited)

performed the most recent annual goodwill and indefinite-lived intangible asset impairment test as of the beginning of the second quarter of 2019 and noted no impairment.

The following table summarizes changes in goodwill during the three months ended April 3, 2020 (in thousands):

Balance at beginning of the period	$274,710
Net working capital adjustments from a prior-year acquisition	223
Effect of foreign exchange rate changes	(6,214)
Balance at end of the period	$268,719

Goodwill by reportable segment as of April 3, 2020 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$210,107	$158,347	$51,494	$419,948
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$107,646	$126,625	$34,448	$268,719

Goodwill by reportable segment as of December 31, 2019 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$213,413	$160,086	$52,440	$425,939
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$110,952	$128,364	$35,394	$274,710

Intangible Assets

Intangible assets as of April 3, 2020 and December 31, 2019, respectively, are summarized as follows (in thousands):

	April 3, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$156,336	$(99,090)	$57,246	$159,217	$(97,523)	$61,694
Customer relationships	158,219	(80,352)	77,867	161,807	(78,206)	83,601
Customer backlog	2,206	(2,206)	—	2,316	(2,316)	—
Trademarks and trade names	17,490	(10,132)	7,358	17,871	(10,018)	7,853
Amortizable intangible assets	334,251	(191,780)	142,471	341,211	(188,063)	153,148
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$347,278	$(191,780)	$155,498	$354,238	$(188,063)	$166,175

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

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

	Three Months Ended
	April 3,	March 29,
	2020	2019
Amortization expense – cost of revenue	$2,734	$2,311
Amortization expense – operating expenses	3,445	3,998
Total amortization expense	$6,179	$6,309

Estimated amortization expense for each of the five succeeding years and thereafter as of April 3, 2020 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2020 (remainder of year)	$8,098	$10,175	$18,273
2021	10,990	13,265	24,255
2022	9,422	12,466	21,888
2023	8,282	10,840	19,122
2024	6,158	8,941	15,099
Thereafter	14,296	29,538	43,834
Total	$57,246	$85,225	$142,471

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	April 3,	December 31,
	2020	2019
Raw materials	$71,469	$76,268
Work-in-process	17,268	15,096
Finished goods	21,349	23,431
Demo and consigned inventory	1,917	1,823
Total inventories	$112,003	$116,618

Accrued Expenses and Other Current Liabilities

	April 3,	December 31,
	2020	2019
Accrued compensation and benefits	$10,926	$15,359
Accrued warranty	5,615	5,756
Contract liabilities, current portion	3,044	3,219
Deferred purchase price for acquisitions	27,112	27,735
Finance lease obligations	9,130	1,307
Other	17,163	16,950
Total	$72,990	$70,326

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

(Unaudited)

Accrued Warranty

	Three Months Ended
	April 3, 2020	March 29, 2019
Balance at beginning of the period	$5,756	$4,510
Provision charged to cost of revenue	496	1,011
Use of provision	(535)	(657)
Foreign currency exchange rate changes	(102)	20
Balance at end of the period	$5,615	$4,884

Other Long Term Liabilities

	April 3,	December 31,
	2020	2019
Finance lease obligations	$6,334	$14,845
Accrued pension liabilities	1,014	1,473
Accrued contingent considerations	12,001	16,504
Other	4,592	4,065
Total	$23,941	$36,887

10. Debt

Debt consisted of the following (in thousands):

	April 3,	December 31,
	2020	2019
Senior Credit Facilities – term loan	$4,910	$5,073
Less: unamortized debt issuance costs	(39)	(42)
Total current portion of long-term debt	$4,871	$5,031

Senior Credit Facilities – term loan	$91,810	$96,095
Senior Credit Facilities – revolving credit facility	120,112	123,384
Less: unamortized debt issuance costs	(5,170)	(4,145)
Total long-term debt	$206,752	$215,334

Total Senior Credit Facilities	$211,623	$220,365

Senior Credit Facilities

On December 31, 2019, the Company entered into an amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”) with existing lenders for an aggregate credit facility of $450.0 million, consisting of a $100.0 million U.S. dollar equivalent euro-denominated (approximately €90.2 million) 5-year term loan facility and a $350.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December 2024 and included an uncommitted “accordion” feature pursuant to which the commitments under the revolving credit facility may be increased by an additional $200.0 million in aggregate, subject to certain customary conditions.

On March 27, 2020, the Company entered into an amendment (the “First Amendment”) to the Third Amended and Restated Credit Agreement and exercised a portion of the uncommitted accordion feature. The First Amendment increased the revolving credit facility commitment under the Third Amended and Restated Credit Agreement by $145.0 million, from $350.0 million to $495.0 million and reset the uncommitted accordion feature to $200.0 million for potential future expansion.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

(Unaudited)

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million beginning in March 2020, with the remaining balance due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at any time through December 2024. The Company repaid €1.1 million ($1.2 million) of its term loan during the three months ended April 3, 2020.

The Company is required to satisfy certain financial and non-financial covenants under the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of April 3, 2020.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

Fair Value of Debt

As of April 3, 2020 and December 31, 2019, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

11. Leases

Most leases held by the Company expire between 2020 and 2034. In the U.K., where longer lease terms are more common, the Company has a land lease that extends through 2078. Certain leases include terms such as an option to purchase the property, one or more options to renew, with renewal terms that can extend the lease term from one to 10 years, and options to terminate the leases within one year. The exercise of lease renewal or termination options is at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s right-of-use assets and operating lease liabilities as they are not reasonably certain of being exercised. The Company regularly evaluates the renewal options and includes the renewal periods in the lease term when they are reasonably certain of being exercised. The depreciable lives of the right-of-use assets and leasehold improvements are limited to the expected lease terms.

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended
	April 3,	March 29,
	2020	2019
Operating lease cost	$2,037	$1,823
Finance lease cost
Amortization of right-of-use assets	248	178
Interest on lease liabilities	110	105
Variable lease cost	379	138
Total lease cost	$2,774	$2,244

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

(Unaudited)

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	April 3,	December 31,
	2020	2019
Operating leases
Operating lease right-of-use assets	$34,332	$35,180

Current portion of operating lease liabilities	$4,646	$5,043
Operating lease liabilities	33,036	34,108
Total operating lease liabilities	$37,682	$39,151

Finance leases
Property, plant and equipment, gross	$19,455	$19,748
Accumulated depreciation	(4,914)	(4,649)
Finance lease assets included in property, plant and equipment, net	$14,541	$15,099

Accrued expenses and other current liabilities	$9,130	$1,307
Other liabilities	6,334	14,845
Total finance lease liabilities	$15,464	$16,152

Weighted-average remaining lease term (in years)
Operating leases	10.0	10.2
Finance leases	4.5	4.7
Weighted-average discount rate
Operating leases	5.51%	5.60%
Finance leases	3.05%	3.09%

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Three Months Ended
	April 3,	March 29,
	2020	2019
Cash paid for amounts included in lease liabilities
Operating cash flows from finance leases	$110	$105
Operating cash flows from operating leases	$2,258	$1,944
Financing cash flows from finance leases	$369	$140
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,331	$839

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

(Unaudited)

Future minimum lease payments under operating and finance leases expiring subsequent to April 3, 2020, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Lease	Finance Lease (1)
2020 (remainder of year)	$3,971	$1,205
2021	6,806	9,012
2022	5,716	907
2023	4,848	930
2024	4,318	954
Thereafter	25,523	4,440
Total minimum lease payments	51,182	17,448
Less: Interest	(13,500)	(1,984)
Present value of lease liabilities	$37,682	$15,464
(1)	Future minimum lease payments under finance leases include the exercise price of an option to purchase a facility in Germany in 2021.

12. Common Shares and Share-Based Compensation

Common Share Repurchases

In October 2018, the Company’s Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of the Company’s common shares. During the three months ended April 3, 2020, the Company repurchased 65 thousand shares for an aggregate purchase price of $5.5 million at an average price of $84.55 per share under the 2018 Repurchase Plan.

In February 2020, the Company’s Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of common shares.

As of April 3, 2020, the Company had $59.5 million under the 2018 and 2020 share repurchase plans available for future share repurchases. In an effort to preserve cash in light of the economic slowdown caused by the COVID-19 pandemic, the Company has temporarily suspended repurchases under the share repurchase plans.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended
	April 3,	March 29,
	2020	2019
Selling, general and administrative	$2,798	$2,531
Research and development and engineering	193	111
Cost of revenue	208	85
Total share-based compensation expense	$3,199	$2,727

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

(Unaudited)

Share-based compensation reported in selling, general and administrative expenses included expenses related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors of $0.9 million and $0.8 million during the three months ended April 3, 2020 and March 29, 2019, respectively.

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

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors. Compensation expense associated with the DSUs is recognized in full on the date of grant, as the DSUs are fully vested and non-forfeitable upon grant. There were 192 thousand and 187 thousand DSUs outstanding as of April 3, 2020 and December 31, 2019, respectively, which were included in the calculation of weighted average basic shares outstanding for the respective periods.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended April 3, 2020:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	453	$39.74
Granted	96	$95.58
Vested	(94)	$51.42
Forfeited	—	$—
Unvested at April 3, 2020	455	$49.39
Expected to vest as of April 3, 2020	425

The total fair value of RSUs and DSUs that vested during the three months ended April 3, 2020 was $9.0 million based on the market price of the underlying shares on the date of vesting.

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

The number of shares to be issued upon settlement following vesting of the TSR-PSUs is determined based on the relative market performance of the Company’s common shares compared to the Russell 2000 Index over a three-year performance period using a payout formula established by the Company’s Board of Directors at the time of grant and will be in the range of zero to 200% of the target number of shares. The Company recognizes the related compensation expense based on the fair value of the TSR-PSUs, determined using the Monte Carlo valuation model as of the grant date, on a straight-line basis from the grant date to the end of the three-year performance period. Compensation expense will not be affected by the number of TSR-PSUs that will actually vest at the end of the three-year performance period.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

(Unaudited)

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended April 3, 2020:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	152	$57.09
Granted	50	$111.47
Performance adjustment (1)	60	$28.80
Vested	(120)	$28.80
Unvested at April 3, 2020	142	$89.05
Expected to vest as of April 3, 2020	173
(1)

The amount shown represents performance adjustment for performance-based awards granted on February 28, 2017. These units vested at 200% during the three months ended April 3, 2020 based on the achievement of cumulative Non-GAAP EPS and applicable relative TSR performance conditions during the performance period of fiscal years 2017 through 2019.

The total fair value of PSUs that vested during the three months ended April 3, 2020 was $10.8 million based on the market price of the underlying shares on the date of vesting.

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte Carlo valuation model with the following assumptions:

Three Months Ended April 3, 2020
Grant-date stock price	$96.28
Expected volatility	34.25%
Risk-free interest rate	1.35%
Expected annual dividend yield	—
Fair value	$126.65

Stock Options

The total intrinsic value of stock options exercised during the three months ended April 3, 2020, based on the difference between market price on the date of exercise and the date of grant, was $1.0 million. The total amount of cash received from the exercise of these stock options was $0.2 million. There were 60 thousand fully-vested stock options outstanding as of April 3, 2020. No stock options were granted during the three months ended April 3, 2020.

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

The Company’s effective tax rate of (0.3)% for the three months ended April 3, 2020 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits and windfall tax benefits upon vesting of certain share-based compensation awards during the period. For the three months ended April 3, 2020, the windfall tax benefits upon vesting of certain share-based compensation awards had a benefit of 19.8% on the Company’s effective tax rate.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

(Unaudited)

The Company’s effective tax rate of 0.6% for the three months ended March 29, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, and windfall tax benefits upon vesting of certain share-based compensation awards during the period. For the three months ended March 29, 2019, the windfall tax benefits upon vesting of certain share-based compensation awards had a benefit of 19.3% on the Company’s effective tax rate.

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

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. The CARES Act is an emergency economic stimulus package which, among other things, contains numerous provisions concerning income taxes. While the Company continues to evaluate the impact of the CARES Act, it does not currently believe it will have a material impact on the Company’s income taxes or related disclosures.

14. Restructuring and Acquisition Related Costs

The following table summarizes restructuring and acquisition related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	April 3,	March 29,
	2020	2019
2019 restructuring	$569	$967
2018 restructuring	86	269
Total restructuring charges	655	1,236
Acquisition and related charges	1,006	818
Total restructuring and acquisition related costs	$1,661	$2,054

2019 Restructuring

During the fourth quarter of 2018, the Company implemented a restructuring plan intended to realign operations, reduce costs, achieve operational efficiencies and focus resources on growth initiatives. During the three months ended April 3, 2020, the Company recorded $0.1 million in severance and related costs, $0.2 million in facility related costs, and other costs of $0.2 million in connection with the 2019 restructuring plan. As of April 3, 2020, the Company incurred cumulative costs related to this restructuring plan totaling $8.4 million. The 2019 restructuring program was substantially completed in the first quarter of 2020.

The following table summarizes restructuring costs associated with the 2019 restructuring program by reportable segment (in thousands):

	Three Months Ended
	April 3,	March 29,
	2020	2019
Photonics	$203	$193
Vision	289	350
Precision Motion	64	47
Unallocated Corporate and Shared Services	13	377
Total	$569	$967

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

(Unaudited)

2018 Restructuring

During the second quarter of 2018, the Company initiated a program to integrate manufacturing operations as a result of acquisition activities. During the three months ended April 3, 2020, the Company recorded $0.1 million in severance and related costs in connection with the 2018 restructuring plan. These costs were reported in the Vision reportable segment. As of April 3, 2020, the Company incurred cumulative costs related to this restructuring plan totaling $2.9 million. The 2018 restructuring program was substantially completed in the first quarter of 2020.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Other
Balance at December 31, 2019	$2,073	$1,988	$—	$85
Restructuring charges	655	212	221	222
Cash payments	(1,356)	(987)	(66)	(303)
Non-cash write-offs and other adjustments	(1)	(1)	—	—
Balance at April 3, 2020	$1,371	$1,212	$155	$4

Acquisition and Related Charges

Acquisition related costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $0.1 million and $0.3 million for the three months ended April 3, 2020 and March 29, 2019, respectively. Acquisition related costs recognized under earn-out agreements in connection with acquisitions totaled $0.9 million and $0.5 million for the three months ended April 3, 2020 and March 29, 2019, respectively. The majority of acquisition related costs for the three months ended April 3, 2020 and March 29, 2019 were included in the Company’s Precision Motion and Unallocated Corporate and Shared Services reportable segments.

15. Commitments and Contingencies

Purchase Commitments

There have been no material changes to the Company’s purchase commitments since December 31, 2019.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

(Unaudited)

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

AS OF APRIL 3, 2020

(Unaudited)

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended
	April 3,	March 29,
	2020	2019
Revenue
Photonics	$55,140	$59,225
Vision	69,008	65,936
Precision Motion	31,320	32,025
Total	$155,468	$157,186

	Three Months Ended
	April 3,	March 29,
	2020	2019
Gross Profit
Photonics	$24,661	$27,314
Vision	26,575	25,973
Precision Motion	13,908	13,521
Unallocated Corporate and Shared Services	(699)	(519)
Total	$64,445	$66,289

	Three Months Ended
	April 3,	March 29,
	2020	2019
Gross Profit Margin
Photonics	44.7%	46.1%
Vision	38.5%	39.4%
Precision Motion	44.4%	42.2%
Total	41.5%	42.2%

	Three Months Ended
	April 3,	March 29,
	2020	2019
Operating Income (Loss)
Photonics	$8,915	$12,310
Vision	5,634	4,557
Precision Motion	6,538	5,635
Unallocated Corporate and Shared Services	(7,837)	(8,109)
Total	$13,250	$14,393

	Three Months Ended
	April 3,	March 29,
	2020	2019
Depreciation and Amortization Expenses
Photonics	$2,649	$2,621
Vision	5,277	5,029
Precision Motion	1,353	1,369
Unallocated Corporate and Shared Services	51	55
Total	$9,330	$9,074

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 3, 2020

(Unaudited)

Revenue by Geography

The Company aggregates geographic revenue based on the customer location where products are shipped. Revenue from these customers was as follows (in thousands):

	Three Months Ended
	April 3,	March 29,
	2020	2019
United States	$59,205	$64,760
Germany	23,233	23,477
Rest of Europe	33,085	30,770
China	15,404	15,108
Rest of Asia-Pacific	21,700	20,447
Other	2,841	2,624
Total	$155,468	$157,186

The majority of revenue from our Photonics, Vision and Precision Motion segments is generated from sales to customers within the United States and Europe. Each segment also generates revenue across the other geographies, with no significant concentration of any segment’s remaining revenue.

Revenue by End Market

The Company primarily operates in two end markets: the medical market and advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended
	April 3,	March 29,
	2020	2019
Medical	58%	50%
Advanced Industrial	42%	50%
Total	100%	100%

The majority of revenue from the Photonics and Precision Motion segments is generated from sales to customers in the advanced industrial market. The majority of revenue from the Vision segment is generated from sales to customers in the medical market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to the anticipated impacts of the COVID-19 pandemic on our business, our financial results and our financial condition; our belief that the Purchasing Managers Index (“PMI”) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; anticipated revenue performance; industry trends; market conditions; our competitive positions; changes in economic and political conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions; integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits, costs and timelines of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory environmental requirements and our compliance thereto; and other statements that are not historical facts. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activities; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; failure to introduce new products in a timely manner; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; our failure to comply with data privacy regulations; changes in interest rates, credit ratings or foreign currency exchange rates; risks associated with our operations in foreign countries; risks associated with the COVID-19 pandemic and other events outside our control; our increased use of outsourcing in foreign countries; risks associated with increased outsourcing of components manufacturing; our exposure to increased tariffs, trade restrictions or taxes on our products; negative effects on global economic conditions, financial markets and our business as a result of the United Kingdom’s impending withdrawal from the European Union and the actions of the current U.S. government, including its policies on trade tariffs and reactions from other countries to any new tariffs imposed by the U.S.; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components or other goods from our suppliers; our failure to accurately forecast component and raw material requirements leading to excess inventories or delays in the delivery of our products; production difficulties and product delivery delays or disruptions; our exposure to medical device regulations, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products; potential penalties for violating foreign, U.S. federal, and state healthcare laws and regulations; changes in governmental regulations affecting our business or products; our compliance, or failure to comply, with environmental regulations; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; changes in tax laws, and fluctuations in our effective tax rates; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; our existing indebtedness limiting our ability to engage in certain activities; volatility in the market price for our common shares; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the heading “Risk Factors” as updated in Part 2, Item 1A of this Quarterly Report on Form 10-Q. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required under applicable law.

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

Medical Market

For the three months ended April 3, 2020, the medical market accounted for approximately 58% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the three months ended April 3, 2020, the advanced industrial market accounted for approximately 42% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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
•

improving our existing operations to expand profit margins and improve customer satisfaction by implementing lean manufacturing principles, strategic sourcing across our major production sites; and optimizing and limiting the growth of our fixed cost base; and

•	attracting, retaining, and developing world-class talented and motivated employees.

Significant Events and Updates

Amendment to Third Amended and Restated Credit Agreement

On March 27, 2020, we entered into an amendment (the “First Amendment”) to the third amended and restated credit agreement, dated as of December 31, 2019 (the “Third Amended and Restated Credit Agreement”). The First Amendment exercised a portion of the $200 million uncommitted accordion feature under the Third Amended and Restated Credit Agreement and increased the revolving credit facility commitment by $145 million, from $350 million to $495 million, and reset the uncommitted accordion feature to $200 million for potential future expansion.

Impact of COVID-19 on our Business

Our Employees

In response to the COVID-19 pandemic, we have taken proactive, aggressive action to protect the health and safety of our employees. We established steering committees at both the corporate level and at each of our facilities to provide leadership for and manage our COVID-19 risk mitigation actions and countermeasures. We enacted rigorous safety measures in all of our facilities, including implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present on the manufacturing floor or onsite to perform their work, suspending travel, spreading work over more shifts, implementing temperature checks at the entrances to our facilities, frequently disinfecting our workspaces and providing masks to those employees who must be physically present. We instituted frequent, often daily, employee communications, providing guidance and updates to our employees with regard to COVID-19 safety procedures and status. We expect to continue these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We have incurred and expect to continue to incur additional costs to protect the health of our employees. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees.

We are committed to retaining and supporting our employees during this pandemic. To retain our employees, we issued to   substantially all of our employees a special one-time restricted stock unit grant in April 2020 totaling $14.4 million in aggregate, which will vest in February 2021. For the majority of our on-site production staff, we will also be providing special cash incentive bonuses during the pandemic for keeping our factories open and running. In addition to retention, these actions were implemented to create an ownership mindset and focus among all employees for the duration of the crisis and through the expected recovery, while maintaining the Company’s talent and capabilities.

We are also committed to providing non-monetary support to our communities. For example, we donated 10,000 facemasks to a local hospital in the U.S.

Executive Compensation

The Compensation Committee of our Board of Directors approved the 2020 compensation plans for our executive officers and a Section 16 officer (collectively, the “Officers”) in February 2020. To support our business during the COVID-19 pandemic, the Officers agreed to waive their 2020 merit and promotional increases, eliminate their 2020 cash bonuses, and take two weeks of unpaid time-off. Further, the Officers will not receive the one-time special restricted stock unit grant issued to the rest of the employees. These actions will result in an aggregate amount of $1.6 million (approximately 50%) reduction in the 2020 cash compensation, assuming bonuses were paid at target, for these Officers previously approved by the Compensation Committee in February 2020.

Our Customers

The outbreak has significantly increased economic and demand uncertainty. We believe that a portion of recent customer orders may be attributable to customers increasing their inventory levels to reduce their exposure to risks of future supply disruptions, which could be an offset to future demand for our products. We anticipate that the spread of COVID-19 will cause a prolonged global economic slowdown, and it is possible that it may cause a severe global recession. In the event of a recession, overall demand for our products could decline and our business would be adversely affected.

Our Facilities

Because of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the spread of the virus, such as travel bans and restrictions, limits on social gatherings, quarantines, shelter-in-place orders, and business shutdowns. We have important manufacturing operations in the U.S., the U.K., Germany, and China, all of which have been affected by the COVID-19 pandemic. As of the date of this filing, our manufacturing facilities around the world are in operation. While governmental measures may be modified or extended, we expect that our manufacturing facilities will remain operational. In connection with the COVID-19 pandemic, we have experienced limited absenteeism from those employees who are required to be on-site to perform their jobs.

Our Supply Chain

We have experienced limited disruption to our supply chain as a result of the COVID-19 pandemic to date. Certain of our suppliers have faced difficulties maintaining operations in light of government-ordered restrictions, shelter-in-place mandates, and other factors. We regularly monitor the financial health and manufacturing output of companies in our supply chain. Hardship on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause further disruption in our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations. To mitigate the risk of any potential supply interruptions from the COVID-19 pandemic, we are identifying alternative suppliers, sourcing raw materials from different supplier locations, and taking other actions to ensure our supply of raw materials. Although we are mitigating potential supply interruptions from the COVID-19 pandemic, if certain suppliers cannot produce a key component for us, or if the receipt of certain materials is otherwise delayed, we may miss our scheduled shipment deadlines and our relationship with customers may be harmed. Additionally, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, may result in higher costs and delays, both on obtaining raw materials and shipping finished goods to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.

Our Liquidity

With respect to liquidity, we are evaluating and taking actions to reduce costs and cash expenditures across the Company. These actions include reducing hiring activities, restricting travel, adjusting employee compensation by eliminating fiscal year 2020 cash bonuses and base salary increases, implementing an unpaid time-off program for substantially all of our non-production workforce, limiting discretionary spending, reducing or deferring spending on capital investment projects, deferring certain U.S. payroll tax payments for the remainder of 2020 in accordance with relief provisions under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), deferring lease payments on certain facilities and temporarily suspending repurchases under our share repurchase plans.

As of April 3, 2020, we had cash and cash equivalents of $73.7 million and available borrowing capacity under our revolving credit facility of $374.9 million. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on our business. Based on our analysis, we believe our existing balances of cash and cash equivalents, anticipated cash flows from our operating activities, and available borrowing capacity under our revolving credit facility will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. Additionally, we believe we will remain in compliance with our debt covenants for the next twelve months.

In connection with our initiatives to preserve cash from a prolonged economic downturn caused by the COVID-19 pandemic, we reached an agreement with the former owner of ARGES in April 2020 to postpone a portion of the deferred cash consideration. We are now expected to pay the seller €5.0 million ($5.4 million) in cash in June 2020 and €20.0 million ($21.7 million) in cash in December 2020.

Results of Operations for the Three Months Ended April 3, 2020 Compared with the Three Months Ended March 29, 2019

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended
	April 3,	March 29,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	58.5	57.8
Gross profit	41.5	42.2
Operating expenses:
Research and development and engineering	9.9	8.9
Selling, general and administrative	19.8	20.3
Amortization of purchased intangible assets	2.2	2.5
Restructuring and acquisition related costs	1.1	1.3
Total operating expenses	33.0	33.0
Operating income	8.5	9.2
Interest income (expense), net	(1.1)	(1.3)
Foreign exchange transaction gains (losses), net	0.2	0.0
Other income (expense), net	0.1	(0.0)
Income before income taxes	7.7	7.8
Income tax provision (benefit)	(0.0)	0.0
Consolidated net income	7.7%	7.8%

Overview of Financial Results

Total revenue of $155.5 million for the three months ended April 3, 2020 decreased $1.7 million, or 1.1%, from the prior year period primarily due to decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending, partially offset by revenue growth in our medical market. The effect of our prior year acquisitions resulted in an increase in revenue of $6.6 million, or 4.2%. In addition, foreign currency exchange rates adversely impacted our revenue by $1.5 million, or 1%, for the three months ended April 3, 2020.

Operating income of $13.3 million for the three months ended April 3, 2020 decreased $1.1 million, or 7.9%, from the prior year period. This decrease was primarily attributable to a decrease in gross profit of $1.8 million as a result of lower revenue, offset by decreases in amortization expense and restructuring and acquisition related costs.

Basic earnings per common share (“Basic EPS”) of $0.34 for the three months ended April 3, 2020 decreased $0.01 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.34 for the three months ended April 3, 2020 decreased $0.01 from the prior year period. The decrease was primarily attributable to a decrease in operating income.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	April 3,	March 29,	Increase	Percentage
	2020	2019	(Decrease)	Change
Photonics	$55,140	$59,225	$(4,085)	(6.9)%
Vision	69,008	65,936	3,072	4.7%
Precision Motion	31,320	32,025	(705)	(2.2)%
Total	$155,468	$157,186	$(1,718)	(1.1)%

Photonics

Photonics segment revenue for the three months ended April 3, 2020 decreased by $4.1 million, or 6.9%, versus the prior year period, primarily due to decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending and a decrease in revenue from our optical light engine products, partially offset by revenue of $3.2 million from the ARGES acquisition in July 2019.

Vision

Vision segment revenue for the three months ended April 3, 2020 increased by $3.1 million, or 4.7%, versus the prior year period, primarily due to an increase in revenue of $2.7 million as a result of the Med X Change acquisition in June 2019.

Precision Motion

Precision Motion segment revenue for the three months ended April 3, 2020 decreased by $0.7 million, or 2.2%, versus the prior year period, primarily due to decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending, partially offset by the Ingenia CAT, S.L. (“Ingenia”) acquisition in April 2019.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	April 3,	March 29,
	2020	2019
Gross profit:
Photonics	$24,661	$27,314
Vision	26,575	25,973
Precision Motion	13,908	13,521
Unallocated Corporate and Shared Services	(699)	(519)
Total	$64,445	$66,289
Gross profit margin:
Photonics	44.7%	46.1%
Vision	38.5%	39.4%
Precision Motion	44.4%	42.2%

Total	41.5%	42.2%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended April 3, 2020 decreased $2.7 million, or 9.7%, versus the prior year period, primarily due to a decrease in revenue. Photonics segment gross profit margin was 44.7% for the three months ended April 3, 2020, versus a gross profit margin of 46.1% for the prior year period. The decrease in gross profit margin was primarily attributable to product mix and operational inefficiencies.

Vision

Vision segment gross profit for the three months ended April 3, 2020 increased $0.6 million, or 2.3%, versus the prior year period, primarily due to an increase in revenue. Vision segment gross profit margin was 38.5% for the three months ended April 3, 2020, versus a gross profit margin of 39.4% for the prior year period. The decrease in gross profit margin was primarily attributable to product mix.

Precision Motion

Precision Motion segment gross profit for the three months ended April 3, 2020 increased $0.4 million, or 2.9%, versus the prior year period, primarily due an increase in gross profit margin. Precision Motion segment gross profit margin was 44.4% for the three months ended April 3, 2020, versus a gross profit margin of 42.2% for the prior year period. The increase in gross profit margin was primarily attributable to product mix and operational improvements.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended
	April 3,	March 29,
	2020	2019
Research and development and engineering	$15,334	$13,997
Selling, general and administrative	30,755	31,847
Amortization of purchased intangible assets	3,445	3,998
Restructuring and acquisition related costs	1,661	2,054
Total	$51,195	$51,896

Research and Development and Engineering Expenses

Research and Development and Engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $15.3 million, or 9.9% of revenue, during the three months ended April 3, 2020, versus $14.0 million, or 8.9% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to R&D expenses from prior year acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $30.8 million, or 19.8% of revenue, during the three months ended April 3, 2020, versus $31.8 million, or 20.3% of revenue, during the prior year period. SG&A expenses decreased in terms of total dollars and as a percentage of revenue primarily due to lower variable compensation as we eliminated 2020 annual bonuses.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $3.4 million, or 2.2% of revenue, during the three months ended April 3, 2020, versus $4.0 million, or 2.5% of revenue, during the prior year period.

Restructuring and Acquisition Related Costs

We recorded restructuring and acquisition related costs of $1.7 million during the three months ended April 3, 2020, versus $2.1 million during the prior year period. The decrease in restructuring and acquisition related costs versus the prior year period was primarily due to a decrease in restructuring charges of $0.6 million as a result of the 2018 and 2019 restructuring programs, partially offset by an increase in acquisition related costs of $0.2 million primarily related to expenses under an earn-out agreement associated with the Zettlex acquisition in May 2018.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended
	April 3,	March 29,
	2020	2019
Operating Income (Loss)
Photonics	$8,915	$12,310
Vision	5,634	4,557
Precision Motion	6,538	5,635
Unallocated Corporate and Shared Services	(7,837)	(8,109)
Total	$13,250	$14,393

Photonics

Photonics segment operating income was $8.9 million, or 16.2% of revenue, during the three months ended April 3, 2020, versus $12.3 million, or 20.8% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $2.7 million and an increase in R&D spending of $1.2 million primarily due to R&D expenses from a prior year acquisition, offset by a decrease in amortization of purchased intangible assets of $0.4 million.

Vision

Vision segment operating income was $5.6 million, or 8.2% of revenue, during the three months ended April 3, 2020, versus $4.6 million, or 6.9% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $0.6 million, a decrease of SG&A expenses of $0.6 million, and a decrease in restructuring related charges of $0.3 million, partially offset by an increase in R&D expenses of $0.3 million.

Precision Motion

Precision Motion segment operating income was $6.5 million, or 20.9% of revenue, during the three months ended April 3, 2020, versus $5.6 million, or 17.6% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $0.4 million and decrease in SG&A expenses of $0.4 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition related costs. These costs for the three months ended April 3, 2020 decreased by $0.3 million versus the prior year period.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended
	April 3,	March 29,
	2020	2019
Interest income (expense), net	$(1,678)	$(2,044)
Foreign exchange transaction gains (losses), net	254	41
Other income (expense), net	83	(68)

Interest Income (Expense), Net

Net interest expense was $1.7 million for the three months ended April 3, 2020, versus $2.0 million in the prior year period. The decrease in net interest expense was primarily due to a decrease in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 2.39% during the three months ended April 3, 2020, versus 3.78% during the three months ended March 29, 2019. As of April 3, 2020, our outstanding borrowings under the Third Amended and Restated Credit Agreement were denominated in Euro, British Pound, and U.S Dollars totaling $168.2 million, $13.6 million, and $35.0 million, respectively.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were $0.3 million net gains for the three months ended April 3, 2020, versus less than $0.1 million net gains in the prior year period. The increase in net gains was due to changes in the value of the U.S. Dollar against the British Pound and Euro and realized gains from foreign currency contracts.

Other Income (Expense), Net

Net other expense was nominal for the three months ended April 3, 2020 and the three months ended March 29, 2019.

Income Taxes Provision (Benefit)

Our effective tax rate for the three months ended April 3, 2020 was a benefit of (0.3)% versus a provision of 0.6% for the prior year period. Our effective tax rate of (0.3)% for the three months ended April 3, 2020 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, and windfall tax benefits upon vesting of certain stock-based compensation awards during the period. For the three months ended April 3, 2020, the windfall tax benefits upon vesting of certain stock-based compensation awards had a benefit of 19.8% on our effective tax rate.

Our effective tax rate of 0.6% for the three months ended March 29, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, and windfall tax benefits upon vesting of certain stock-based compensation awards during the period. For the three months ended March 29, 2019, the windfall tax benefits upon vesting of certain stock-based compensation awards had a benefit of 19.3% on our effective tax rate.

On March 27, 2020, the U.S. federal government enacted the CARES Act in response to the COVID-19 pandemic. The CARES Act is an emergency economic stimulus package which, among other things, contains numerous provisions concerning income taxes. While the Company continues to evaluate the impact of the CARES Act, it does not currently believe it will have a material impact on the Company’s income taxes or related disclosures.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, investments in businesses, and repayment of our debt and related interest payments. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We believe our future operating cash flows will be sufficient to meet our future operating and capital expenditure cash needs for the foreseeable future, including at least the next 12 months. The availability of borrowing capacity under our revolving credit facility provides another potential source of liquidity for acquisitions. We may seek to raise additional capital, which could be in the form of bonds, convertible debt or equity, to fund business development activities or other future investing cash requirements, subject to approval by the lenders in the Third Amended and Restated Credit Agreement. There is no assurance that such capital will be available on reasonable terms or at all.

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside our control, such as the  economic consequences of the COVID-19 pandemic, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Our ability to make payments on our indebtedness and to fund our operations may be dependent upon the earnings and the distribution of funds from our subsidiaries. Local laws and regulations and/or the terms of our indebtedness restrict certain of our subsidiaries from paying dividends and transferring assets to us. There is no assurance that the applicable laws and regulations and/or the terms of our indebtedness will permit our subsidiaries to provide us with sufficient dividends, distributions or loans when necessary.

As of April 3, 2020, $55.8 million of our $73.7 million cash and cash equivalents was held by subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities (defined below). Approximately $181.8 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the United States. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

In connection with our initiatives to preserve cash from a prolonged economic downturn caused by the COVID-19 pandemic, we reached an agreement with the former owner of ARGES in April 2020 to settle net working capital adjustments and to postpone a portion of the deferred cash consideration. We are now expected to pay the seller €5.0 million ($5.4 million) in cash in June 2020 and €20.0 million ($21.7 million) in cash in December 2020. We also expect to defer certain U.S. payroll tax payments for the remainder of 2020 in accordance with relief provisions under the CARES Act.

In addition, with respect to the COVID-19 pandemic impact on liquidity, we are evaluating and taking actions to reduce costs and cash expenditures across the Company. These include reducing hiring activities, restricting travel, adjusting employee compensation by eliminating fiscal year 2020 cash bonuses and base salary increases, implementing an unpaid time-off program for substantially all of our non-production workforce, limiting discretionary spending, reducing or deferring spending on capital investment projects, and deferrals lease payments on certain facilities.

Senior Credit Facilities

In December 2019, we entered into the Third Amended and Restated Credit Agreement, consisting of a $100.0 million U.S. dollar equivalent euro-denominated 5-year term loan facility (approximately €90.2 million) and a $350.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December 2024 and included an uncommitted “accordion” feature pursuant to which the commitments under the revolving credit facility may be increased by an additional $200.0 million in aggregate, subject to certain customary conditions. The term loan facility requires quarterly scheduled principal repayments of approximately €1.1 million beginning in March 2020 with the remaining principal balance due upon maturity. We may make additional principal payments at any time, which will reduce the next quarterly installment payment due. We may make payments to pay down our revolving credit facility with cash on hand and cash generated from future operations at any time.

On March 27, 2020, we entered into an amendment (the “First Amendment”) to the Third Amended and Restated Credit Agreement and exercised a portion of the uncommitted accordion feature. The First Amendment increased the revolving credit facility commitment under the Third Amended and Restated Credit Agreement by $145.0 million, from $350.0 million to $495.0 million, and reset the uncommitted accordion feature to $200.0 million for potential future expansion.

As of April 3, 2020, we had a €89.0 million euro-denominated term loan (approximately $96.7 million) and $120.1 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 0.25% to 1.25% per annum, determined by reference to our consolidated leverage ratio, or (b) the Eurocurrency Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 1.25% and 2.25% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.40% per annum, determined by reference to our consolidated leverage ratio.

The Third Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum leverage ratio and a minimum fixed charge coverage ratio (as defined in the Third Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of April 3, 2020:

	Requirement	Actual
Maximum consolidated leverage ratio	3.50	1.83
Minimum consolidated fixed charge coverage ratio	1.50	6.14

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

In October 2018, our Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of common shares. Share repurchases have been made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. During the three months ended April 3, 2020, we repurchased 65 thousand shares for an aggregate purchase price of $5.5 million at an average price of $84.55 per share under the 2018 Repurchase Plan. We had $9.5 million available for share repurchases under the 2018 Repurchase Plan as of April 3, 2020.

In February 2020, our Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of common shares. We expect that share repurchases will be made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 after the 2018 Repurchase Plan is completed. No shares have been repurchased under the 2020 Repurchase Plan to date.

In an effort to preserve cash in light of the economic slowdown caused by the COVID-19 pandemic, we have temporarily suspended repurchases under our share repurchase plans.

Cash Flows for the Three Months Ended April 3, 2020 and March 29, 2019

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Three Months Ended
	April 3,	March 29,
	2020	2019
Net cash provided by operating activities	$17,755	$5,457
Net cash used in investing activities	$(5,101)	$(2,405)
Net cash used in financing activities	$(16,045)	$(10,630)

	April 3,	December 31,
	2020	2019
Cash and cash equivalents	$73,701	$78,944
Unused and available funds under revolving credit facility	$374,888	$226,616

Operating Cash Flows

Cash provided by operating activities was $17.8 million for the three months ended April 3, 2020, versus $5.5 million for the prior year period. Cash provided by operating activities for the three months ended April 3, 2020 increased from the prior year period primarily due to working capital improvements resulting in an increase in cash flows from accounts receivable and inventories.

Cash provided by operating activities for the three months ended April 3, 2020 was positively impacted by an increase in our inventory turnover ratio from 3.1 at December 31, 2019 to 3.2 at April 3, 2020 and a decrease in accounts receivable, offset by a decrease in our days payables outstanding which decreased from 53 days at December 31, 2019 to 50 days at April 3, 2020. During the three months ended April 3, 2020, we paid the 2019 annual employee bonuses which had been accrued for as of December 31, 2019.

Cash provided by operating activities for the three months ended March 29, 2019 was negatively impacted by the timing of sales and inventory purchases in the three months ended March 29, 2019, compared to the three months ended December 31, 2018. During the three months ended March 29, 2019, we paid the first milestone payment under the earn-out agreement for the Zettlex acquisition amounting to $3.9 million and paid the 2018 annual employee bonuses, both of which had been accrued for as of December 31, 2018.

Investing Cash Flows

Cash used in investing activities was $5.1 million for the three months ended April 3, 2020, related to capital expenditures of $2.3 million and a payment for intangible assets of $2.6 million related to our 2016 asset acquisition of video signal processing and management technologies.

Cash used in investing activities was $2.4 million for the three months ended March 29, 2019, primarily related to capital expenditures.

We have no material commitments to purchase property, plant, and equipment as of April 3, 2020. We expect to use approximately $6 million to $8 million in 2020 for capital expenditures related to investments in new property, plant and equipment.

Financing Cash Flows

Cash used in financing activities was $16.0 million for the three months ended April 3, 2020, primarily due to $1.3 million of term loan repayments, $1.3 million of fees paid in connection with the First Amendment to our Third Amended and Restated Credit Agreement, $7.8 million of payroll tax payments on share-based compensation awards, and $5.5 million of repurchases of common shares.

Cash used in financing activities was $10.6 million for the three months ended March 29, 2019, primarily due to $4.6 million of term loan repayments, $5.9 million of payroll tax payments on stock-based compensation awards, and $0.1 million of principal payments under our finance lease obligations.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our Senior Credit Facilities, operating and finance leases, purchase commitments, pension obligations, deferred cash considerations associated with acquisitions, contingent considerations and earn-outs. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. As of April 3, 2020, other than the First Amendment to the Third Amended and Restated Credit Agreement, we have not entered into any other material new or modified contractual obligations since the end of the fiscal year ended December 31, 2019.

Off-Balance Sheet Arrangements

Through April 3, 2020, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates through April 3, 2020 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended April 3, 2020, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of April 3, 2020, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 3, 2020.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended April 3, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Due to the COVID-19 pandemic, a significant portion of our employees are now working from home, while also under shelter-in-place orders or other restrictions. Established business continuity plans were activated in order to mitigate the impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data. These changes have not materially affected, and we do not believe are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Except as set forth below, there have been no material changes in our risk factors included in our Annual Report.

To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

The COVID-19 pandemic has adversely impacted and is expected to further adversely impact our business and results of operations.

In December 2019, a strain of novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread across the world, including throughout the United States, Europe and Asia. The outbreak and government measures taken in response have also had a significant adverse impact, both direct and indirect, on our businesses and the economy. We have experienced weakened demand from certain customers in the advanced industrial and medical end-markets, which has adversely affected and is expected to continue to adversely affect our revenues.  For example, healthcare providers have deferred elective medical procedures in order to focus on combatting the pandemic, which has significantly reduced demand for certain of our medical products. Certain other customers are delaying their research and development programs, which has negatively affected the demand for some of our products. If these trends continue, our revenues will continue to be negatively impacted.

We have also faced difficulty sourcing some materials and components necessary to fulfill production requirements and meeting scheduled shipments due to shipping and transportation disruptions. If these disruptions were to worsen, our ability to manufacture our products or meet our customers’ schedules may be adversely affected and our business would be harmed. Even if we are able to find alternate sources of supply for such materials or components, they may cost more or be of lower quality, which could affect our profitability, financial condition and business. While the impact of the pandemic on our manufacturing capabilities has been limited to date, there can be no assurance that our ability to manufacture our products will not be disrupted in the future, due to sickness of employees, mandatory stay-at-home orders, travel restrictions, supply interruptions or other potential disruptions. We have also faced and may face in the future limitations on our employee resources as a results of various causes, including stay-at-home orders from local governments, mandatory furloughs for one week per quarter for substantially all non-manufacturing employees, sickness of employees or their families, or the desire of employees to avoid contact with large groups of people. The pandemic has also diverted management resources and the prolonged work-from-home arrangements have created business continuity and increased cybersecurity risks.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, liquidity and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States, the European Union, China and other countries, the duration and extent of business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. If we or our customers experience prolonged shutdowns or other business disruptions beyond current expectations, our ability to conduct our business in the manner and within planned timelines could be materially adversely impacted, and our business and financial results may continue to be adversely affected.

Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which has adversely impacted and may continue to adversely impact our stock price and our ability to access capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of the Company’s common stock during the three months ended April 3, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31, 2020	—	$—	-	$15,000,088
February 1 - February 28, 2020	22,200	$94.31	22,200	$62,906,358
February 29 - April 3, 2020	42,848	$79.50	42,848	$59,500,104
Total	65,048		65,048

(1) In October 2018, the Company's Board of Directors approved a share repurchase plan ("the 2018 Repurchase Plan") authorizing the repurchase of up to an aggregate of $25.0 million of the Company's common shares.  In February 2020, our Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of common shares. The shares may be repurchased from time to time, at the Company's discretion, based on ongoing assessment of the capital needs of the business, the market price of the Company's common shares, and general market conditions. No time limit was set for the completion of the share repurchase programs, and the programs may be suspended or discontinued at any time. In an effort to preserve cash in light of the economic slowdown caused by the COVID-19 pandemic, the Company has temporarily suspended the share repurchase plans.

(2) The Company has repurchased 184,512 shares of its common shares pursuant to the 2018 Repurchase Plan since its adoption.  During the three months ended April 3, 2020, no shares were repurchased under the 2020 Repurchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/15

3.2	By-Laws of the Registrant, as amended					*

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/10

3.5	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/16

10.1	First Amendment to Third Amended and Restated Credit Agreement, dated March 27, 2020	8-K	001-35083	10.1	03/31/20
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	May 12, 2020
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	May 12, 2020
Robert J. Buckley