Form 10-Q
period 2020-07-03
NOVANTA INC
filed 2020-08-06
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2020

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

As of July 31, 2020, there were 35,155,466 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	July 3,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$97,494	$78,944
Accounts receivable, net of allowance of $415 and $297, respectively	88,360	91,078
Inventories	107,380	116,618
Prepaid income taxes and income taxes receivable	6,720	5,905
Prepaid expenses and other current assets	10,423	11,967
Total current assets	310,377	304,512
Property, plant and equipment, net	75,276	77,556
Operating lease assets	34,300	35,180
Deferred tax assets	12,092	8,890
Other assets	2,995	2,713
Intangible assets, net	152,170	166,175
Goodwill	273,817	274,710
Total assets	$861,027	$869,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,054	$5,031
Accounts payable	46,427	52,585
Income taxes payable	4,790	1,861
Current portion of operating lease liabilities	4,875	5,043
Accrued expenses and other current liabilities	68,131	70,326
Total current liabilities	129,277	134,846
Long-term debt	211,946	215,334
Operating lease liabilities	33,400	34,108
Deferred tax liabilities	26,028	26,676
Income taxes payable	5,143	4,713
Other liabilities	23,335	36,887
Total liabilities	429,129	452,564
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,155 and 35,052, respectively	423,856	423,856
Additional paid-in capital	45,338	49,748
Accumulated deficit	(14,712)	(38,319)
Accumulated other comprehensive loss	(22,584)	(18,113)
Total stockholders' equity	431,898	417,172
Total liabilities and stockholders’ equity	$861,027	$869,736

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Revenue	$144,728	$155,145	$300,196	$312,331
Cost of revenue	86,026	89,363	177,049	180,260
Gross profit	58,702	65,782	123,147	132,071
Operating expenses:
Research and development and engineering	14,440	13,388	29,774	27,385
Selling, general and administrative	24,908	29,204	55,663	61,051
Amortization of purchased intangible assets	3,410	3,772	6,855	7,770
Restructuring, acquisition, and related costs	2,243	4,313	3,904	6,367
Total operating expenses	45,001	50,677	96,196	102,573
Operating income	13,701	15,105	26,951	29,498
Interest income (expense), net	(1,701)	(2,160)	(3,379)	(4,204)
Foreign exchange transaction gains (losses), net	(282)	27	(28)	68
Other income (expense), net	(22)	(70)	61	(138)
Income before income taxes	11,696	12,902	23,605	25,224
Income tax provision (benefit)	36	2,522	(2)	2,591
Consolidated net income	$11,660	$10,380	$23,607	$22,633

Earnings per common share (Note 5):
Basic	$0.33	$0.30	$0.67	$0.65
Diluted	$0.33	$0.29	$0.66	$0.64

Weighted average common shares outstanding—basic	35,137	34,998	35,145	34,981
Weighted average common shares outstanding—diluted	35,579	35,503	35,570	35,491

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Consolidated net income	$11,660	$10,380	$23,607	$22,633
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	1,498	(2,662)	(5,308)	(323)
Pension liability adjustments, net of tax (2)	100	553	837	570
Total other comprehensive income (loss)	1,598	(2,109)	(4,471)	247
Total consolidated comprehensive income (loss)	$13,258	$8,271	$19,136	$22,880

(1)	The tax effect on this component of comprehensive income was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income was nominal for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	# of Shares	Amount	Capital	Deficit	Loss	Total

	Three Months Ended July 3, 2020
Balance at April 3, 2020	35,122	$423,856	$39,801	$(26,372)	$(24,182)	$413,103
Consolidated net income	—	—	—	11,660	—	11,660
Common shares issued under stock plans	34	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(1)	—	(111)	—	—	(111)
Share-based compensation	—	—	5,648	—	—	5,648
Other comprehensive income, net of tax	—	—	—	—	1,598	1,598
Balance at July 3, 2020	35,155	$423,856	$45,338	$(14,712)	$(22,584)	$431,898

	Six Months Ended July 3, 2020
Balance at December 31, 2019	35,052	$423,856	$49,748	$(38,319)	$(18,113)	$417,172
Consolidated net income	—	—	—	23,607	—	23,607
Common shares issued under stock plans	256	—	179	—	—	179
Common shares withheld for taxes on vested stock awards	(88)	—	(7,936)	—	—	(7,936)
Repurchases of common shares	(65)	—	(5,500)	—	—	(5,500)
Share-based compensation	—	—	8,847	—	—	8,847
Other comprehensive income, net of tax	—	—	—	—	(4,471)	(4,471)
Balance at July 3, 2020	35,155	$423,856	$45,338	$(14,712)	$(22,584)	$431,898

	Three Months Ended June 28, 2019
Balance at March 29, 2019	34,998	$423,856	$42,855	$(66,839)	$(20,171)	$379,701
Consolidated net income	—	—	—	10,380	—	10,380
Common shares issued under stock plans	23	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(10)	—	(829)	—	—	(829)
Repurchases of common shares	(39)	—	(3,339)	—	—	(3,339)
Share-based compensation	—	—	2,378	—	—	2,378
Other comprehensive income, net of tax	—	—	—	—	(2,109)	(2,109)
Balance at June 28, 2019	34,972	$423,856	$41,065	$(56,459)	$(22,280)	$386,182

	Six Months Ended June 28, 2019
Balance at December 31, 2018	34,886	$423,856	$46,018	$(79,092)	$(22,527)	$368,255
Consolidated net income	—	—	—	22,633	—	22,633
Common shares issued under stock plans	209	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(84)	—	(6,719)	—	—	(6,719)
Repurchases of common shares	(39)	—	(3,339)	—	—	(3,339)
Share-based compensation	—	—	5,105	—	—	5,105
Other comprehensive income, net of tax	—	—	—	—	247	247
Balance at June 28, 2019	34,972	$423,856	$41,065	$(56,459)	$(22,280)	$386,182

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	July 3,	June 28,
	2020	2019
Cash flows from operating activities:
Consolidated net income	$23,607	$22,633
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	18,767	18,114
Provision for inventory excess and obsolescence	2,272	1,426
Share-based compensation	8,847	5,105
Deferred income taxes	(3,280)	(2,037)
Inventory acquisition fair value adjustments	188	175
Other	817	1,294
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	2,172	(3,150)
Inventories	5,947	(8,162)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	893	(5,168)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	(10,931)	(10,580)
Other non-current assets and liabilities	2,273	1,203
Cash provided by operating activities	51,572	20,853
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and working capital adjustments	—	(28,884)
Purchases of property, plant and equipment	(4,640)	(5,601)
Payment of contingent consideration related to acquisition of technology assets	(2,632)	—
Other investing activities	—	41
Cash used in investing activities	(7,272)	(34,444)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	23,643
Repayments of term loan and revolving credit facilities	(2,520)	(16,100)
Payments of debt issuance costs	(1,614)	—
Payments of withholding taxes from share-based awards	(7,936)	(6,719)
Repurchases of common shares	(5,500)	(3,339)
Payment of contingent consideration related to an acquisition	(1,135)	—
Payments of deferred and escrowed purchase price related to acquisitions	(5,772)	—
Other financing activities	(501)	(283)
Cash used in financing activities	(24,978)	(2,798)
Effect of exchange rates on cash and cash equivalents	(772)	439
Increase (decrease) in cash and cash equivalents	18,550	(15,950)
Cash and cash equivalents, beginning of the period	78,944	82,043
Cash and cash equivalents, end of the period	$97,494	$66,093
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,797	$3,899
Cash paid for income taxes	$2,433	$7,858
Income tax refunds received	$1,979	$407

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2020

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

The Company’s unaudited interim consolidated financial statements are prepared for each quarterly period ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the period in which such revisions are deemed to be necessary. The Company evaluates its estimates based on historical experience, current conditions, including estimated economic implications of the COVID-19 pandemic, and various other assumptions that it believes are reasonable under the circumstances. The accounting estimates assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was not a material change to the consolidated financial statements related to these estimates as of and for the three and six months ended July 3, 2020, the Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

(Unaudited)

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

Warranties

The Company generally provides warranties for its products. The standard warranty period is typically 12 months to 24 months for the Photonics and Precision Motion segments and 12 months to 36 months for the Vision segment. The standard warranty period for product sales is accounted for under the provisions of ASC 450, “Contingencies,” as the Company has the ability to ascertain the likelihood of the liability and can reasonably estimate the amount of the liability. A provision for the estimated cost related to warranty is recorded as cost of revenue at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations is based on historical experience and expectations of future conditions. To the extent that the Company’s experience in warranty claims or costs associated with servicing those claims differ from the original estimates, revisions to the estimated warranty liability are recorded at that time, with an offsetting adjustment to cost of revenue.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

(Unaudited)

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of July 3, 2020 and December 31, 2019, contract liabilities were $4.6 million and $3.6 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the six months ended July 3, 2020 is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by $2.6 million of revenue recognized during the period that was included in the contract liability balance at December 31, 2019.

Disaggregated Revenue

See Note 16 for the Company’s disaggregation of revenue by segment, geography and end market.

3. Business Combinations

On July 31, 2019, the Company acquired 100% of the outstanding shares of ARGES GmbH (“ARGES”), a Wackersdorf, Germany-based supplier of innovative laser scanning subsystems used in industrial materials processing and medical applications, for a total purchase price of €65.7 million ($73.2 million), including net working capital adjustments. The purchase price consists of €24.0 million ($26.7 million) cash paid at closing, 124 thousand Novanta common shares issued upon closing (with a fair market value of €9.8 million, or $10.9 million, based on the closing market price of $87.58 per share on July 30, 2019), €7.1 million ($7.9 million) estimated fair value of contingent consideration and €24.8 million ($27.7 million) deferred cash consideration. In connection with the Company’s initiatives to preserve cash during a prolonged economic downturn caused by the COVID-19 pandemic, the Company reached an agreement with the former owner of ARGES in April 2020 to settle net working capital adjustments and to postpone a portion of the deferred cash consideration. The Company paid the seller €5.0 million in cash in June 2020 and expects to pay €20.0 million in cash in December 2020.

The final purchase price allocation is as follows (in thousands):

Amount
Cash	$3,159
Accounts receivable	1,430
Inventories	7,129
Property, plant and equipment	14,095
Intangible assets	24,713
Goodwill	44,162
Other assets	2,244
Total assets acquired	96,932
Accounts payable	2,598
Deferred tax liabilities	6,721
Other liabilities	14,462
Total liabilities assumed	23,781
Total assets acquired, net of liabilities assumed	73,151
Less: cash acquired	3,159
Total purchase price, net of cash acquired	$69,992

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

(Unaudited)

4. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss was as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2019	$(18,113)	$(9,218)	$(8,895)
Other comprehensive income (loss)	(4,817)	(5,308)	491
Amounts reclassified from accumulated other comprehensive loss (1)	346	—	346
Balance at July 3, 2020	$(22,584)	$(14,526)	$(8,058)
(1)	The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

5. Earnings per Common Share

Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period.

For diluted earnings per common share, the denominator includes the dilutive effect of outstanding common share equivalents. For the three and six months ended July 3, 2020 and June 28, 2019, respectively, weighted average shares outstanding for the diluted earnings per common share included the dilutive effect of outstanding restricted stock units, stock options, and total shareholder return performance-based restricted stock units, determined using the treasury stock method. The dilutive effects of market-based contingently issuable shares are included in the weighted average common share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period assuming the end of the reporting period is also the end of the performance period. Dilutive effects of attainment-based contingently issuable shares granted to the former Laser Quantum Limited (“Laser Quantum”) noncontrolling interest shareholders, as well as the non-GAAP EPS performance-based restricted stock units will be included in the weighted average common share calculation when the performance targets have been achieved.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020(1)	2019(2)	2020(1)	2019(2)
Numerators:
Consolidated net income	$11,660	$10,380	$23,607	$22,633

Denominators:
Weighted average common shares outstanding— basic	35,137	34,998	35,145	34,981
Dilutive potential common shares	442	505	425	510
Weighted average common shares outstanding— diluted	35,579	35,503	35,570	35,491
Antidilutive potential common shares excluded from above	—	36	26	47

Earnings per Common Share:
Basic	$0.33	$0.30	$0.67	$0.65
Diluted	$0.33	$0.29	$0.66	$0.64
(1)

71 thousand non-GAAP EPS performance-based restricted stock units granted to certain members of the executive management team and 213 thousand shares of restricted stock issued to the former Laser Quantum non-controlling interest shareholders are considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of July 3, 2020.

(2)

45 thousand non-GAAP EPS performance-based restricted stock units granted to certain members of the executive management team and 213 thousand shares of restricted stock issued to the former Laser Quantum non-controlling interest shareholders were considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of June 28, 2019.

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

AS OF JULY 3, 2020

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

Contingent Considerations

On July 31, 2019, the Company acquired ARGES. Under the purchase and sale agreement for the ARGES acquisition, the former owner of ARGES is eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from August 2019 through December 2026. The undiscounted range of possible contingent consideration is zero to €10.0 million. If the revenue targets are achieved, the contingent consideration would be payable annually with the first payment due in the first quarter of 2021. The estimated fair value of the contingent consideration of €7.1 million ($7.9 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. There were no changes to the fair value of the contingent consideration during the six months ended July 3, 2020.

On April 16, 2019, the Company acquired Ingenia CAT, S.L. (“Ingenia”). Under the purchase and sale agreement for the Ingenia acquisition, the shareholders of Ingenia are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from April 2019 through March 2022. The undiscounted range of possible contingent consideration is zero to €8.0 million. If the revenue targets are achieved, the contingent consideration would be payable in cash in three annual installments from 2020 to 2022. The estimated fair value of the contingent consideration of €5.8 million ($6.6 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. In June 2020, the Company made the first installment payment of €1.0 million ($1.1 million), which is included in cash flows from financing activities in the consolidated statement of cash flows for the six months ended July 3, 2020. There were no changes to the fair value of the contingent consideration during the six months ended July 3, 2020.

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the former owners are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from 2018 to 2021 from products utilizing the acquired technologies. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If the revenue targets are achieved, the contingent consideration would be payable in cash in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. Subsequent changes in the estimated fair value of this contingent liability are recorded as adjustments to the carrying value of the asset acquired and amortized over the remaining useful life of the underlying asset. In February 2020, the Company made the first installment payment of €2.4 million ($2.6 million), which is included in cash flows from investing activities in the consolidated statement of cash flows for the six months ended July 3, 2020. There were no other changes in the fair value of the contingent consideration during the six months ended July 3, 2020.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

(Unaudited)

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of July 3, 2020 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$5,585	$5,585	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	133	—	133	—
	$5,718	$5,585	$133	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$6,758	$—	$—	$6,758
Foreign currency forward contracts	4	—	4	—
Other liabilities:
Contingent considerations - Long-term	9,852	—	—	9,852
	$16,614	$—	$4	$16,610

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$9,262	$9,262	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	50	—	50	—
	$9,312	$9,262	$50	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$3,813	$—	$—	$3,813
Foreign currency forward contracts	99	—	99	—
Other liabilities:
Contingent considerations - Long-term	16,504	—	—	16,504
	$20,416	$—	$99	$20,317

Changes in the fair value of Level 3 contingent considerations during the six months ended July 3, 2020 were as follows (in thousands):

Contingent Considerations
Balance at December 31, 2019	$20,317
Payments	(3,767)
Effect of foreign exchange rates	60
Balance at July 3, 2020	$16,610

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

(Unaudited)

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	July 3, 2020 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (ARGES)	$7,932	Monte Carlo method	Historical and projected revenues from August 2019 through December 2026	N/A
			Revenue volatility	36.0%
			Cost of debt	1.4%
			Discount rate	7.3%

Contingent consideration (Ingenia)	$5,544	Monte Carlo method	Historical and projected revenues from April 2019 through March 2022	N/A
			Revenue volatility	36.0%
			Cost of debt	0.9%
			Discount rate	15.3%

Contingent consideration (Other)	$3,134	Discounted cash flow method	Historical and projected revenues for fiscal years 2018 to 2021	N/A
			Revenue discount rate	22.8%

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

As of July 3, 2020, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $26.7 million and a net gain of $0.1 million, respectively. As of December 31, 2019, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $12.4 million and a net loss of less than $0.1 million, respectively.

The Company recognized an aggregate net gain of $0.7 million and $0.4 million for the three and six months ended July 3, 2020, respectively, and an aggregate net gain of $0.9 million and $0.4 million for the three and six months ended June 28, 2019, respectively. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statement of operations for all periods presented.

8. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances for impairment annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. The Company performed the most recent annual goodwill and indefinite-lived intangible asset impairment test as of the beginning of the second quarter of 2020 and noted no impairment.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

(Unaudited)

The following table summarizes changes in goodwill during the six months ended July 3, 2020 (in thousands):

Balance at beginning of the period	$274,710
Net working capital adjustments from a prior-year acquisition	1,118
Effect of foreign exchange rate changes	(2,011)
Balance at end of the period	$273,817

Goodwill by reportable segment as of July 3, 2020 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$212,876	$160,320	$51,850	$425,046
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$110,415	$128,598	$34,804	$273,817

Goodwill by reportable segment as of December 31, 2019 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$213,413	$160,086	$52,440	$425,939
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$110,952	$128,364	$35,394	$274,710

Intangible Assets

Intangible assets as of July 3, 2020 and December 31, 2019, respectively, are summarized as follows (in thousands):

	July 3, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$158,055	$(102,368)	$55,687	$159,217	$(97,523)	$61,694
Customer relationships	160,216	(83,978)	76,238	161,807	(78,206)	83,601
Customer backlog	—	—	—	2,316	(2,316)	—
Trademarks and trade names	17,663	(10,445)	7,218	17,871	(10,018)	7,853
Amortizable intangible assets	335,934	(196,791)	139,143	341,211	(188,063)	153,148
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$348,961	$(196,791)	$152,170	$354,238	$(188,063)	$166,175

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

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

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Amortization expense – cost of revenue	$2,716	$2,446	$5,450	$4,757
Amortization expense – operating expenses	3,410	3,772	6,855	7,770
Total amortization expense	$6,126	$6,218	$12,305	$12,527

Estimated amortization expense for each of the five succeeding years and thereafter as of July 3, 2020 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2020 (remainder of year)	$5,501	$6,896	$12,397
2021	11,220	13,511	24,731
2022	9,613	12,712	22,325
2023	8,449	11,058	19,507
2024	6,285	9,127	15,412
Thereafter	14,619	30,152	44,771
Total	$55,687	$83,456	$139,143

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	July 3,	December 31,
	2020	2019
Raw materials	$64,510	$76,268
Work-in-process	16,760	15,096
Finished goods	24,317	23,431
Demo and consigned inventory	1,793	1,823
Total inventories	$107,380	$116,618

Accrued Expenses and Other Current Liabilities

	July 3,	December 31,
	2020	2019
Accrued compensation and benefits	$9,941	$15,359
Accrued warranty	5,084	5,756
Contract liabilities, current portion	4,235	3,219
Deferred purchase price for acquisitions	22,535	27,735
Finance lease obligations	9,263	1,307
Other	17,073	16,950
Total	$68,131	$70,326

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

(Unaudited)

Accrued Warranty

	Six Months Ended
	July 3,	June 28,
	2020	2019
Balance at beginning of the period	$5,756	$4,510
Provision charged to cost of revenue	1,166	1,477
Warranty liabilities from acquisitions	—	78
Use of provision	(1,798)	(1,167)
Foreign currency exchange rate changes	(40)	(8)
Balance at end of the period	$5,084	$4,890

Other Long Term Liabilities

	July 3,	December 31,
	2020	2019
Finance lease obligations	$6,194	$14,845
Accrued pension liabilities	654	1,473
Accrued contingent considerations	9,852	16,504
Other	6,635	4,065
Total	$23,335	$36,887

10. Debt

Debt consisted of the following (in thousands):

	July 3,	December 31,
	2020	2019
Senior Credit Facilities – term loan	$5,094	$5,073
Less: unamortized debt issuance costs	(40)	(42)
Total current portion of long-term debt	$5,054	$5,031

Senior Credit Facilities – term loan	$93,959	$96,095
Senior Credit Facilities – revolving credit facility	122,903	123,384
Less: unamortized debt issuance costs	(4,916)	(4,145)
Total long-term debt	$211,946	$215,334

Total Senior Credit Facilities	$217,000	$220,365

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

(Unaudited)

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million beginning in March 2020, with the remaining balance due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at any time through December 2024. The Company repaid €2.3 million ($2.5 million) of its term loan during the six months ended July 3, 2020.

The Company is required to satisfy certain financial and non-financial covenants under the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of July 3, 2020.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

Fair Value of Debt

As of July 3, 2020 and December 31, 2019, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

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

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Operating lease cost	$1,870	$2,042	$3,907	$3,865
Finance lease cost
Amortization of right-of-use assets	247	177	495	355
Interest on lease liabilities	108	101	218	206
Variable lease cost	344	408	723	546
Total lease cost	$2,569	$2,728	$5,343	$4,972

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

(Unaudited)

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	July 3,	December 31,
	2020	2019
Operating leases
Operating lease right-of-use assets	$34,300	$35,180

Current portion of operating lease liabilities	$4,875	$5,043
Operating lease liabilities	33,400	34,108
Total operating lease liabilities	$38,275	$39,151

Finance leases
Property, plant and equipment, gross	$19,822	$19,748
Accumulated depreciation	(5,215)	(4,649)
Finance lease assets included in property, plant and equipment, net	$14,607	$15,099

Accrued expenses and other current liabilities	$9,263	$1,307
Other liabilities	6,194	14,845
Total finance lease liabilities	$15,457	$16,152

Weighted-average remaining lease term (in years)
Operating leases	9.8	10.2
Finance leases	4.2	4.7
Weighted-average discount rate
Operating leases	5.58%	5.60%
Finance leases	3.07%	3.09%

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Six Months Ended
	July 3,	June 28,
	2020	2019
Cash paid for amounts included in lease liabilities:
Operating cash flows from finance leases	$218	$294
Operating cash flows from operating leases	$3,993	$4,264
Financing cash flows from finance leases	$680	$283
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,164	$5,471

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

(Unaudited)

Future minimum lease payments under operating and finance leases expiring subsequent to July 3, 2020, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Lease	Finance Lease (1)
2020 (remainder of year)	$2,842	$788
2021	6,929	9,314
2022	6,036	907
2023	5,091	930
2024	4,559	954
Thereafter	25,975	4,440
Total minimum lease payments	51,432	17,333
Less: Interest	(13,157)	(1,876)
Present value of lease liabilities	$38,275	$15,457
(1)	Future minimum lease payments under finance leases include the exercise price of an option to purchase a facility in Germany in 2021.

12. Common Shares and Share-Based Compensation

Common Share Repurchases

In October 2018, the Company’s Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of the Company’s common shares. During the six months ended July 3, 2020, the Company repurchased 65 thousand shares for an aggregate purchase price of $5.5 million at an average price of $84.55 per share under the 2018 Repurchase Plan.

In February 2020, the Company’s Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of the Company’s common shares.

As of July 3, 2020, the Company had $59.5 million available under the 2018 and 2020 share repurchase plans for future share repurchases. In an effort to preserve cash in light of the economic slowdown caused by the COVID-19 pandemic, the Company has temporarily suspended repurchases under the share repurchase plans since April 2020.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Selling, general and administrative	$3,162	$2,089	$5,960	$4,620
Research and development and engineering	861	184	1,054	295
Cost of revenue	1,388	105	1,596	190
Restructuring, acquisition, and related costs	237	—	237	—
Total share-based compensation expense	$5,648	$2,378	$8,847	$5,105

Share-based compensation reported in selling, general and administrative expenses included expenses related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors of $1.0 million and $0.9 million during the six months ended July 3, 2020 and June 28, 2019, respectively.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

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

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors. Compensation expense associated with the DSUs is recognized in full on the date of grant, as the DSUs are fully vested and non-forfeitable upon grant. There were 162 thousand and 187 thousand DSUs outstanding as of July 3, 2020 and December 31, 2019, respectively, which were included in the calculation of weighted average basic shares outstanding for the respective periods.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended July 3, 2020:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	453	$39.74
Granted	284	$84.90
Vested	(97)	$51.71
Forfeited	(4)	$71.89
Unvested at July 3, 2020	636	$58.06
Expected to vest as of July 3, 2020	600

The total fair value of RSUs and DSUs that vested during the six months ended July 3, 2020 was $9.4 million based on the market price of the underlying shares on the date of vesting.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

(Unaudited)

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended July 3, 2020:

	Shares (1) (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	152	$57.09
Granted	50	$111.47
Performance adjustment (2)	60	$28.80
Vested	(120)	$28.80
Unvested at July 3, 2020	142	$89.05
Expected to vest as of July 3, 2020	158

(1)

The unvested PSUs are shown in this table at target, except for the number of shares vested, which reflects the number of shares earned and expected to vest. As of July 3, 2020, the maximum number of PSUs available to be earned was approximately 284 thousand shares.

(2)

The amount shown represents performance adjustment for performance-based awards granted on February 28, 2017. These units vested at 200% during the six months ended July 3, 2020 based on the achievement of cumulative Non-GAAP EPS and applicable relative TSR performance conditions during the performance period of fiscal years 2017 through 2019.

The total fair value of PSUs that vested during the six months ended July 3, 2020 was $10.8 million based on the market price of the underlying shares on the date of vesting.

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte Carlo valuation model with the following assumptions:

Six Months Ended July 3, 2020
Grant-date stock price	$96.28
Expected volatility	34.25%
Risk-free interest rate	1.35%
Expected annual dividend yield	—
Fair value	$126.65

Stock Options

The total intrinsic value of stock options exercised during the six months ended July 3, 2020, based on the difference between market price on the date of exercise and the date of grant, was $1.0 million. The total amount of cash received from the exercise of these stock options was $0.2 million. No stock options were granted during the six months ended July 3, 2020. There were 60 thousand fully-vested stock options outstanding as of July 3, 2020.

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

The Company maintains a valuation allowance on balances of certain U.S. state net operating losses and certain non-U.S. tax attributes that the Company has determined that it is more likely than not that they will not be realized. A valuation allowance is

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

(Unaudited)

required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company continuously reassesses the possibility of releasing the valuation allowance currently in place on its deferred tax assets. For the three and six months ended July 3, 2020, the Company recognized a tax benefit of $1.3 million due to the release of a portion of a valuation allowance on deferred tax assets which the Company believes will more likely than not be realized.

The Company’s effective tax rate of 0.3% for the three months ended July 3, 2020 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, and a release of a portion of the valuation allowance. For the three months ended July 3, 2020, the valuation allowance release had a benefit of 11.4% on the Company’s effective tax rate.

The Company’s effective tax rate of (0%) for the six months ended July 3, 2020 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, windfall tax benefits upon vesting of certain stock-based compensation awards during the period, and a release of a portion of the valuation allowance. For the six months ended July 3, 2020, the windfall tax benefits upon vesting of certain share-based compensation awards and the valuation allowance release had a benefit of 11.2% and 5.7%, respectively, on the Company’s effective tax rate.

The Company’s effective tax rate of 19.5% for the three months ended June 28, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, and U.K. patent box deductions and other tax credits.

The Company’s effective tax rate of 10.3% for the six months ended June 28, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, and windfall tax benefits upon vesting of certain stock-based compensation awards during the period. For the six months ended June 28, 2019, the windfall tax benefits upon vesting of certain share-based compensation awards had a benefit of 10.6% on the Company’s effective tax rate.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. The CARES Act is an emergency economic stimulus package which, among other things, contains numerous provisions concerning income taxes. The CARES Act will not have a material impact on the Company’s income taxes or related disclosures.

14. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
2019 restructuring	$30	$1,965	$599	$2,932
2018 restructuring	668	169	754	438
Total restructuring charges	698	2,134	1,353	3,370
Acquisition and related charges	1,545	2,179	2,551	2,997
Total restructuring, acquisition, and related costs	$2,243	$4,313	$3,904	$6,367

2019 Restructuring

During the fourth quarter of 2018, the Company implemented a restructuring plan intended to realign operations, reduce costs, achieve operational efficiencies and focus resources on growth initiatives (the “2019 restructuring plan”). During the six months ended July 3, 2020, the Company recorded $0.1 million in severance and related costs, $0.2 million in facility related costs, and other costs of $0.3 million in connection with the 2019 restructuring plan. As of July 3, 2020, the Company incurred cumulative costs

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

(Unaudited)

related to this restructuring plan totaling $8.4 million. The 2019 restructuring program was substantially completed in the first quarter of 2020.

The following table summarizes restructuring costs associated with the 2019 restructuring program by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Photonics	$8	$1,357	$211	$1,550
Vision	2	306	291	656
Precision Motion	14	147	78	194
Unallocated Corporate and Shared Services	6	155	19	532
Total	$30	$1,965	$599	$2,932

2018 Restructuring

During the second quarter of 2018, the Company initiated a program to integrate manufacturing operations as a result of acquisition activities (the “2018 restructuring plan”). During the six months ended July 3, 2020, the Company recorded $0.8 million in severance and other costs in connection with the 2018 restructuring plan. These costs were reported in the Vision reportable segment. As of July 3, 2020, the Company incurred cumulative costs related to this restructuring plan totaling $3.6 million. The 2018 restructuring program has been substantially completed.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Other
Balance at December 31, 2019	$2,073	$1,988	$—	$85
Restructuring charges	1,353	820	222	311
Cash payments	(1,974)	(1,542)	(80)	(352)
Non-cash charges and other adjustments	(237)	(237)	—	—
Balance at July 3, 2020	$1,215	$1,029	$142	$44

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled less than $0.1 million and $0.1 million for the three and six months ended July 3, 2020, respectively, and $1.4 million and $1.6 million for the three and six months ended June 28, 2019, respectively. During the three and six months ended July 3, 2020, we incurred $0.6 million in legal costs related to an arbitration demand in connection with a pre-acquisition contract dispute from a 2019 acquisition. Acquisition and related costs recognized under earn-out agreements in connection with acquisitions totaled $0.9 million and $1.8 million for the three and six months ended July 3, 2020, respectively, and $0.8 million and $1.4 million for the three and six months ended June 28, 2019, respectively. The majority of acquisition and related costs for the three and six months ended July 3, 2020 were included in the Company’s Precision Motion and Vision reportable segments. The majority of acquisition and related costs for the three and six months ended June 28, 2019 were included in the Company’s Precision Motion and Unallocated Corporate and Shared Services reportable segments.

15. Commitments and Contingencies

Purchase Commitments

There have been no material changes to the Company’s purchase commitments since December 31, 2019.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

(Unaudited)

Legal Contingencies

In April 2020, the Company received notification of an arbitration demand filed with the American Arbitration Association against a business acquired by the Company in June 2019. The arbitration demand was filed by a contract counterparty to a joint product development agreement entered into by the business before Novanta acquired it. The arbitration demand alleges breach of contract and other claims arising out of allegations that the business failed to engage in required marketing activities for the product developed under the joint product development agreement. The claimant is seeking compensatory and punitive damages, lost profits and other relief. The Company believes that the claims are without merit and no amount has been accrued for in the consolidated financial statements.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. The Company reviews the status of each significant matter and assesses the potential financial exposure on a quarterly basis. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available as of the date of the consolidated balance sheet. As additional information becomes available, the Company reassesses the potential liability related to any pending claims and litigations and may revise its estimates. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. The Company does not believe that the outcome of these claims will have a material adverse effect on its consolidated financial statements but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect on the consolidated financial statements.

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

AS OF JULY 3, 2020

(Unaudited)

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Revenue
Photonics	$47,803	$58,286	$102,943	$117,511
Vision	64,740	65,895	133,748	131,831
Precision Motion	32,185	30,964	63,505	62,989
Total	$144,728	$155,145	$300,196	$312,331

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Gross Profit
Photonics	$20,898	$27,308	$45,559	$54,622
Vision	24,515	25,211	51,090	51,184
Precision Motion	13,834	13,759	27,742	27,280
Unallocated Corporate and Shared Services	(545)	(496)	(1,244)	(1,015)
Total	$58,702	$65,782	$123,147	$132,071

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Gross Profit Margin
Photonics	43.7%	46.9%	44.3%	46.5%
Vision	37.9%	38.3%	38.2%	38.8%
Precision Motion	43.0%	44.4%	43.7%	43.3%
Total	40.6%	42.4%	41.0%	42.3%

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Operating Income (Loss)
Photonics	$6,937	$11,666	$15,852	$23,976
Vision	4,665	4,215	10,299	8,772
Precision Motion	6,515	5,983	13,053	11,618
Unallocated Corporate and Shared Services	(4,416)	(6,759)	(12,253)	(14,868)
Total	$13,701	$15,105	$26,951	$29,498

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Depreciation and Amortization Expenses
Photonics	$2,790	$2,589	$5,439	$5,210
Vision	5,272	5,197	10,549	10,226
Precision Motion	1,333	1,183	2,686	2,552
Unallocated Corporate and Shared Services	42	71	93	126
Total	$9,437	$9,040	$18,767	$18,114

Revenue by Geography

The Company aggregates geographic revenue based on the customer location where products are shipped. Revenue from these customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
United States	$54,524	$62,010	$113,729	$126,770
Germany	22,148	18,838	45,381	42,315
Rest of Europe	30,713	35,971	63,798	66,741
China	17,472	15,392	32,876	30,500
Rest of Asia-Pacific	17,842	20,702	39,542	41,149
Other	2,029	2,232	4,870	4,856
Total	$144,728	$155,145	$300,196	$312,331

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 3, 2020

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

Revenue by End Market

The Company primarily operates in two end markets: the medical market and advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Medical	55%	55%	57%	55%
Advanced Industrial	45%	45%	43%	45%
Total	100%	100%	100%	100%

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

Medical Market

For the three and six months ended July 3, 2020, the medical market accounted for approximately 55% and 57%, respectively, of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the three and six months ended July 3, 2020, the advanced industrial market accounted for approximately 45% and 43%, respectively, of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Impact of COVID-19 on Our Business

Our Employees

In response to the COVID-19 pandemic, we have taken proactive, aggressive action to protect the health and safety of our employees. We established steering committees at both the corporate level and at each of our facilities to provide leadership for and manage our COVID-19 risk mitigation actions and countermeasures. We enacted rigorous safety measures in all of our facilities, including implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present on the manufacturing floor or in our facilities to perform their work, suspending travel, spreading production over more shifts, implementing temperature checks at the entrances to our facilities, frequently disinfecting our workspaces and providing masks to those employees who must be physically present in our facilities. We instituted frequent, often daily, employee communications, providing guidance and updates to our employees with regard to COVID-19 safety procedures and status. We expect to continue these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We have incurred and expect to continue to incur additional costs to protect the health of our employees. We may take further actions as government authorities require or recommend or as we determine to be in the best interest of our employees.

We are committed to retaining and supporting our employees during this pandemic. To retain our employees, we issued to   substantially all of our employees a special one-time restricted stock unit grant in April 2020 totaling $14.4 million in the aggregate, which will vest in February 2021. During the three months ended July 3, 2020, we provided special cash incentive bonuses to the majority of our on-site production staff for keeping our factories open and running during the pandemic. In addition to retention, these actions were implemented to create an ownership mindset and focus among all employees for the duration of the crisis and through the expected recovery, while maintaining the Company’s talent and capabilities.

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

In June 2020, our Board of Directors agreed to forgo the cash retainers payable to our non-employee directors for the third quarter of 2020. This action will result in an aggregate amount of $0.1 million (approximately 25%) reduction in cash compensation of our Board of Directors for 2020.

Our Customers

The outbreak has significantly increased economic and demand uncertainty. The spread of COVID-19 has caused a global economic slowdown and may cause a severe global recession. In the event of a prolonged economic recession, overall demand for our products could decline further and our business would be adversely affected to a greater extent.

Our Facilities

Because of the COVID-19 pandemic, governmental authorities worldwide implemented numerous evolving measures to try to contain the spread of the virus, such as travel bans and restrictions, limits on social gatherings, quarantines, shelter-in-place orders, business shutdowns and social distancing. We have important manufacturing operations in the U.S., the U.K., Germany, and China, all of which have been affected by the COVID-19 pandemic. As of the date of this filing, our manufacturing facilities around the world are in operation. While governmental measures may be modified or extended in the event of a resurgence of COVID-19 infections and in the absence of effective vaccines becoming available, we have taken measures to protect our employees and expect that our manufacturing facilities will remain operational. In connection with the COVID-19 pandemic, we have experienced limited absenteeism from those employees who are required to be on-site to perform their jobs.

Our Supply Chain

We have experienced limited disruption to our supply chain as a result of the COVID-19 pandemic to date. We regularly monitor the financial health and manufacturing output of companies in our supply chain. Hardship on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause further disruption in our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations. To mitigate the risk of any potential supply interruptions from the COVID-19 pandemic, we are identifying alternative suppliers, sourcing raw materials from different supplier locations, and taking other actions to ensure our supply of raw materials. Although we are mitigating potential supply interruptions from the COVID-19 pandemic, if certain suppliers cannot produce a key component for us, or if the receipt of certain materials is otherwise delayed, we may miss our scheduled shipment deadlines and our relationship with customers may be harmed. Additionally, restrictions on or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, has resulted in higher costs and delays, both for obtaining raw materials from suppliers and shipping finished products to customers.

Our Liquidity

With respect to liquidity, we are evaluating and taking actions to reduce costs and cash expenditures across the Company. These actions include reducing hiring activities, restricting travel, adjusting employee compensation by eliminating fiscal year 2020 cash bonuses and base salary increases, implementing an unpaid time-off program for substantially all of our non-production workforce, limiting discretionary spending, reducing or deferring spending on capital investment projects, deferring certain U.S. payroll tax payments for the remainder of 2020 in accordance with relief provisions under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), deferring lease payments on certain facilities and temporarily suspending repurchases under our share repurchase plans. As of July 3, 2020, we deferred $1.1 million in certain U.S. payroll tax payments under the CARES Act.

As of July 3, 2020, we had cash and cash equivalents of $97.5 million and available borrowing capacity under our revolving credit facility of $372.1 million. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on our business. Based on our analysis, we believe our existing balances of cash and cash equivalents, anticipated cash flows from our operating activities, and available borrowing capacity under our revolving credit facility will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. Additionally, we believe we will remain in compliance with our debt covenants for the next twelve months.

In connection with our initiatives to preserve cash from a prolonged economic downturn caused by the COVID-19 pandemic, we reached an agreement with the former owner of ARGES GmbH (“ARGES”) in April 2020 to postpone a portion of the deferred cash consideration. We paid the seller €5.0 million in cash in June 2020 and expect to pay €20.0 million in cash in December 2020.

Results of Operations for the Three and Six Months Ended July 3, 2020 Compared with the Three and Six Months Ended June 28, 2019

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.4	57.6	59.0	57.7
Gross profit	40.6	42.4	41.0	42.3
Operating expenses:
Research and development and engineering	10.0	8.6	9.9	8.8
Selling, general and administrative	17.2	18.8	18.5	19.5
Amortization of purchased intangible assets	2.4	2.4	2.3	2.5
Restructuring, acquisition, and related costs	1.5	2.8	1.3	2.0
Total operating expenses	31.1	32.7	32.0	32.8
Operating income	9.5	9.7	9.0	9.4
Interest income (expense), net	(1.2)	(1.4)	(1.1)	(1.3)
Foreign exchange transaction gains (losses), net	(0.2)	0.0	(0.0)	0.0
Other income (expense), net	(0.0)	(0.0)	0.0	(0.0)
Income before income taxes	8.1	8.3	7.9	8.1
Income tax provision (benefit)	0.0	1.6	(0.0)	0.8
Consolidated net income	8.1%	6.7%	7.9%	7.2%%

Overview of Financial Results

Total revenue of $144.7 million for the three months ended July 3, 2020 decreased $10.4 million, or 6.7%, from the prior year period primarily due to the COVID-19 pandemic as we experienced decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending and in the medical market as a result of deferrals of elective surgical procedures. The effect of our prior year acquisitions resulted in an increase in revenue of $1.7 million, or 1.1%. In addition, foreign currency exchange rates adversely impacted our revenue by $1.3 million, or 0.9%, for the three months ended July 3, 2020.

Total revenue of $300.2 million for the six months ended July 3, 2020 decreased $12.1 million, or 3.9%, from the prior year period primarily due to the COVID-19 pandemic as we experienced decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending and in the medical market as a result of deferrals of elective surgical procedures. The effect of our prior year acquisitions resulted in an increase in revenue of $8.3 million, or 2.6%. In addition, foreign currency exchange rates adversely impacted our revenue by $2.9 million, or 0.9%, for the six months ended July 3, 2020.

Operating income of $13.7 million for the three months ended July 3, 2020 decreased $1.4 million, or 9.3%, from the prior year period. This decrease was primarily attributable to a decrease in gross profit of $7.1 million as a result of lower revenue and an increase in research and development and engineering (“R&D”) spending of $1.1 million, partially offset by decreases in selling, general and administrative (“SG&A”) expenses of $4.3 million and restructuring, acquisition, and related costs of $2.1 million.

Operating income of $27.0 million for the six months ended July 3, 2020 decreased $2.5 million, or 8.6%, from the prior year period. This decrease was primarily attributable to a decrease in gross profit of $8.9 million as a result of lower revenue and an increase in R&D spending of $2.4 million, offset by decreases in SG&A expenses of $5.4 million and restructuring, acquisition, and related costs of $2.5 million.

Basic earnings per common share (“Basic EPS”) of $0.33 for the three months ended July 3, 2020 increased $0.03 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.33 for the three months ended July 3, 2020 increased $0.04 from the prior year period. The increase was primarily attributable to a decrease in income tax provision, partially offset by a decrease in operating income.

Basic EPS of $0.67 for the six months ended July 3, 2020 increased $0.02 from the prior year period. Diluted EPS of $0.66 for the six months ended July 3, 2020 increased $0.02 from the prior year period. The increase was primarily attributable to a decrease in income tax provision, partially offset by a decrease in operating income.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	July 3,	June 28,	Increase	Percentage
	2020	2019	(Decrease)	Change
Photonics	$47,803	$58,286	$(10,483)	(18.0)%
Vision	64,740	65,895	(1,155)	(1.8)%
Precision Motion	32,185	30,964	1,221	3.9%
Total	$144,728	$155,145	$(10,417)	(6.7)%

	Six Months Ended
	July 3,	June 28,	Increase	Percentage
	2020	2019	(Decrease)	Change
Photonics	$102,943	$117,511	$(14,568)	(12.4)%
Vision	133,748	131,831	1,917	1.5%
Precision Motion	63,505	62,989	516	0.8%
Total	$300,196	$312,331	$(12,135)	(3.9)%

Photonics

Photonics segment revenue for the three months ended July 3, 2020 decreased by $10.5 million, or 18.0%, versus the prior year period, primarily due to decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending and in the medical market as a result of deferrals of elective surgical procedures and a reduction in certain medical diagnostic testing during the COVID-19 pandemic, partially offset by revenue from the ARGES acquisition consummated in July 2019.

Photonics segment revenue for the six months ended July 3, 2020 decreased by $14.6 million, or 12.4%, versus the prior year period, primarily due to decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending and in the medical market as a result of deferrals of elective surgical procedures and a reduction in certain medical diagnostic testing during the COVID-19 pandemic, partially offset by revenue of $4.1 million from the ARGES acquisition consummated in July 2019.

Vision

Vision segment revenue for the three months ended July 3, 2020 decreased by $1.2 million, or 1.8%, versus the prior year period, primarily due to a decrease in revenue from our minimally invasive surgery (“MIS”) products as a result of deferrals of elective surgical procedures during the COVID-19 pandemic, partially offset by an increase in revenue from our optical data collection products and an increase in revenue from the Med X Change acquisition consummated in June 2019.

Vision segment revenue for the six months ended July 3, 2020 increased by $1.9 million, or 1.5%, versus the prior year period, primarily due to a $3.7 million increase in revenue from the Med X Change acquisition consummated in June 2019 and an increase in revenue from our optical data collection products, partially offset by a decrease in revenue from our MIS products as a result of deferrals of elective surgical procedures during the COVID-19 pandemic.

Precision Motion

Precision Motion segment revenue for the three months ended July 3, 2020 increased by $1.2 million, or 3.9%, versus the prior year period, primarily due to an increase in revenue related to microelectronics demand, partially offset by decreased demand in the medical market as a result of deferrals of elective surgical procedures during the COVID-19 pandemic.

Precision Motion segment revenue for the six months ended July 3, 2020 increased by $0.5 million, or 0.8%, versus the prior year period, primarily due to an increase in revenue related to microelectronics demand and an increase in revenue from the Ingenia acquisition consummated in June 2019, partially offset by decreased demand in the medical market as a result of deferrals of elective surgical procedures during the COVID-19 pandemic.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Gross profit:
Photonics	$20,898	$27,308	$45,559	$54,622
Vision	24,515	25,211	51,090	51,184
Precision Motion	13,834	13,759	27,742	27,280
Unallocated Corporate and Shared Services	(545)	(496)	(1,244)	(1,015)
Total	$58,702	$65,782	$123,147	$132,071
Gross profit margin:
Photonics	43.7%	46.9%	44.3%	46.5%
Vision	37.9%	38.3%	38.2%	38.8%
Precision Motion	43.0%	44.4%	43.7%	43.3%

Total	40.6%	42.4%	41.0%	42.3%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, trade tariffs, freight costs, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended July 3, 2020 decreased $6.4 million, or 23.5%, versus the prior year period, primarily due to a decrease in revenue. Photonics segment gross profit margin was 43.7% for the three months ended July 3, 2020, versus a gross profit margin of 46.9% for the prior year period. The decrease in gross profit margin was primarily attributable to higher operational costs in our factories and unfavorable product mix changes as a result of the COVID-19 pandemic.

Photonics segment gross profit for the six months ended July 3, 2020 decreased $9.1 million, or 16.6%, versus the prior year period, primarily due to a decrease in revenue. Photonics segment gross profit margin was 44.3% for the six months ended July 3, 2020, versus a gross profit margin of 46.5% for the prior year period. The decrease in gross profit margin was primarily attributable to higher operational costs in our factories and unfavorable product mix changes as a result of the COVID-19 pandemic.

Vision

Vision segment gross profit for the three months ended July 3, 2020 decreased $0.7 million, or 2.8%, versus the prior year period, primarily due to a decrease in revenue. Vision segment gross profit margin was 37.9% for the three months ended July 3, 2020, versus a gross profit margin of 38.3% for the prior year period. The decrease in gross profit margin was primarily attributable to higher operational costs in our factories and unfavorable product mix changes as a result of the COVID-19 pandemic.

Vision segment gross profit for the six months ended July 3, 2020 decreased $0.1 million, or 0.2%, versus the prior year period, primarily due to a decrease in gross profit margin. Vision segment gross profit margin was 38.2% for the six months ended July 3, 2020, versus a gross profit margin of 38.8% for the prior year period. The decrease in gross profit margin was primarily attributable to higher operational costs in our factories and unfavorable product mix changes as a result of the COVID-19 pandemic.

Precision Motion

Precision Motion segment gross profit for the three months ended July 3, 2020 increased $0.1 million, or 0.5%, versus the prior year period, primarily due to an increase in revenue. Precision Motion segment gross profit margin was 43.0% for the three months ended July 3, 2020, versus a gross profit margin of 44.4% for the prior year period. The decrease in gross profit margin was primarily attributable to higher inventory obsolescence related to the discontinuation of a product.

Precision Motion segment gross profit for the six months ended July 3, 2020 increased $0.5 million, or 1.7%, versus the prior year period, primarily due to an increase in revenue and an increase in gross profit margin. Precision Motion segment gross profit margin was 43.7% for the six months ended July 3, 2020, versus a gross profit margin of 43.3% for the prior year period.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Research and development and engineering	$14,440	$13,388	$29,774	$27,385
Selling, general and administrative	24,908	29,204	55,663	61,051
Amortization of purchased intangible assets	3,410	3,772	6,855	7,770
Restructuring, acquisition, and related costs	2,243	4,313	3,904	6,367
Total	$45,001	$50,677	$96,196	$102,573

Research and Development and Engineering Expenses

Research and Development and Engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $14.4 million, or 10.0% of revenue, during the three months ended July 3, 2020, versus $13.4 million, or 8.6% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to R&D expenses from 2019 acquisitions.

R&D expenses were $29.8 million, or 9.9% of revenue, during the six months ended July 3, 2020, versus $27.4 million, or 8.8% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to R&D expenses from 2019 acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $24.9 million, or 17.2% of revenue, during the three months ended July 3, 2020, versus $29.2 million, or 18.8% of revenue, during the prior year period. SG&A expenses decreased in terms of total dollars and as a percentage of revenue primarily due to lower variable compensation as we eliminated 2020 annual bonuses, lower salaries due to unpaid-time off, and lower travel costs and other discretionary spending, partially offset by higher stock-based compensation expense.

SG&A expenses were $55.7 million, or 18.5% of revenue, during the six months ended July 3, 2020, versus $61.1 million, or 19.5% of revenue, during the prior year period. SG&A expenses decreased in terms of total dollars and as a percentage of revenue primarily due to lower variable compensation as we eliminated 2020 annual bonuses, lower salaries due to unpaid-time off, and lower travel costs and other discretionary spending, partially offset by higher stock-based compensation expense.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $3.4 million, or 2.4% of revenue, during the three months ended July 3, 2020, versus $3.8 million, or 2.4% of revenue, during the prior year period.

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $6.9 million, or 2.3% of revenue, during the six months ended July 3, 2020, versus $7.8 million, or 2.5% of revenue, during the prior year period.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $2.2 million during the three months ended July 3, 2020, versus $4.3 million during the prior year period. The decrease in restructuring, acquisition, and related costs versus the prior year period was primarily due to a decrease in restructuring charges of $1.4 million as a result of the 2018 and 2019 restructuring programs and a decrease in acquisition and related costs of $0.6 million. The decrease was primarily attributable to higher acquisition costs associated with acquisitions in the prior year, offset by $0.6 million legal fees during the three months ended July 3, 2020 related to an arbitration demand in connection with a pre-acquisition contract dispute from a 2019 acquisition.

We recorded restructuring, acquisition, and related costs of $3.9 million during the six months ended July 3, 2020, versus $6.4 million during the prior year period. The decrease in restructuring, acquisition, and related costs versus the prior year period was primarily due to a decrease in restructuring charges of $2.0 million as a result of the 2018 and 2019 restructuring programs and a decrease in acquisition and related costs of $0.4 million. The decrease was primarily attributable to higher acquisition costs associated with acquisitions in the prior year, offset by $0.6 million legal fees during the six months ended July 3, 2020 related to an arbitration demand in connection with a pre-acquisition contract dispute from a 2019 acquisition.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Operating Income (Loss)
Photonics	$6,937	$11,666	$15,852	$23,976
Vision	4,665	4,215	10,299	8,772
Precision Motion	6,515	5,983	13,053	11,618
Unallocated Corporate and Shared Services	(4,416)	(6,759)	(12,253)	(14,868)
Total	$13,701	$15,105	$26,951	$29,498

Photonics

Photonics segment operating income was $6.9 million, or 14.5% of revenue, during the three months ended July 3, 2020, versus $11.7 million, or 20.0% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $6.4 million and an increase in R&D spending of $1.0 million primarily due to R&D expenses from a prior year acquisition, offset by a decrease in SG&A expenses of $0.9 million, a decrease in restructuring related charges of $1.3 million and a decrease in amortization of purchased intangible assets of $0.4 million.

Photonics segment operating income was $15.9 million, or 15.4% of revenue, during the six months ended July 3, 2020, versus $24.0 million, or 20.4% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $9.1 million and an increase in R&D spending of $2.2 million primarily due to R&D expenses from a prior year acquisition, partially offset by a decrease in SG&A expenses of $1.0 million, a decrease in restructuring related charges of $1.3 million, and a decrease in amortization of purchased intangible assets of $0.9 million.

Vision

Vision segment operating income was $4.7 million, or 7.2% of revenue, during the three months ended July 3, 2020, versus $4.2 million, or 6.4% of revenue, during the prior year period. The increase in operating income was primarily due to a decrease of SG&A expenses of $2.0 million, partially offset by a decrease in gross profit of $0.7 million and an increase in acquisition and related charges of $0.5 million.

Vision segment operating income was $10.3 million, or 7.7% of revenue, during the six months ended July 3, 2020, versus $8.8 million, or 6.7% of revenue, during the prior year period. The increase in operating income was primarily due to a decrease of SG&A expenses of $2.6 million, partially offset by an increase in acquisition and related charges of $0.5 million and an increase in R&D expenses of $0.3 million.

Precision Motion

Precision Motion segment operating income was $6.5 million, or 20.2% of revenue, during the three months ended July 3, 2020, versus $6.0 million, or 19.3% of revenue, during the prior year period. The increase in operating income was primarily due to a decrease in SG&A expenses of $0.2 million and a decrease in restructuring, acquisition, and related costs of $0.2 million.

Precision Motion segment operating income was $13.1 million, or 20.6% of revenue, during the six months ended July 3, 2020, versus $ 11.6 million, or 18.4% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $0.5 million, a decrease in SG&A expenses of $0.6 million and a decrease in amortization of purchased intangible assets of $0.3 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended July 3, 2020 decreased by $2.3 million versus the prior year period primarily due to a decrease in SG&A expenses of $1.1 million and a decrease in restructuring, acquisition, and related costs of $1.3 million.

Unallocated corporate and shared services costs for the six months ended July 3, 2020 decreased by $2.6 million versus the prior year period primarily due to a decrease in SG&A expenses of $1.1 million and a decrease in restructuring, acquisition, and related costs of $1.8 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Interest income (expense), net	$(1,701)	$(2,160)	$(3,379)	$(4,204)
Foreign exchange transaction gains (losses), net	$(282)	$27	$(28)	$68
Other income (expense), net	$(22)	$(70)	$61	$(138)

Interest Income (Expense), Net

Net interest expense was $1.7 million for the three months ended July 3, 2020, versus $2.2 million in the prior year period. The decrease in net interest expense was primarily due to a decrease in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 2.40% during the three months ended July 3, 2020, versus 3.51%

during the three months ended June 28, 2019. As of July 3, 2020, our outstanding borrowings under the Third Amended and Restated Credit Agreement denominated in Euro, British Pound, and U.S. Dollars were $173.2 million, $13.7 million, and $35.0 million, respectively.

Net interest expense was $3.4 million for the six months ended July 3, 2020, versus $4.2 million in the prior year period. The decrease in net interest expense was primarily due to a decrease in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 2.40% during the six months ended July 3, 2020, versus 3.64% during the six months ended June 28, 2019.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were $0.3 million net losses for the three months ended July 3, 2020, versus less than $0.1 million net gains in the prior year period. The decrease in net gains was primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro and net realized gains from foreign currency contracts.

Foreign exchange transaction gains (losses) were less than $0.1 million net losses for the six months ended July 3, 2020, versus less than $0.1 million net gains in the prior year period.

Other Income (Expense), Net

Net other expense was nominal for both the six months ended July 3, 2020 and the six months ended June 28, 2019.

Income Tax Provision (Benefit)

Our effective tax rate for the three months ended July 3, 2020 was 0.3%, versus 19.5% for the prior year period. Our effective tax rate of 0.3% for the three months ended July 3, 2020 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, and a release of a portion of the valuation allowance on our deferred tax assets in Canada. For the three months ended July 3, 2020, the release of the valuation allowance had a benefit of 11.4% on our effective tax rate.

Our effective tax rate of 19.5% for the three months ended June 28, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. and patent box deductions and other tax credits.

Our effective tax rate for the six months ended July 3, 2020 was (0%), versus 10.3% for the prior year period. Our effective tax rate of (0%) for the six months ended July 3, 2020 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, windfall tax benefits upon vesting of certain stock-based compensation awards during the period, and a release of a portion of the valuation allowance. For the six months ended July 3, 2020, the windfall tax benefits upon vesting of certain share-based compensation awards and the release of the valuation allowance had a benefit of 11.2% and 5.7%, respectively, on our effective tax rate.

Our effective tax rate of 10.3% for the six months ended June 28, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, and windfall tax benefits upon vesting of certain stock-based compensation awards during the period. For the six months ended June 28, 2019, the windfall tax benefits upon vesting of certain stock-based compensation awards had a benefit of 10.6% on our effective tax rate.

On March 27, 2020, the U.S. federal government enacted the CARES Act in response to the COVID-19 pandemic. The CARES Act is an emergency economic stimulus package which, among other things, contains numerous provisions concerning income taxes. The CARES Act will not have a material impact on our income taxes or related disclosures.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, investments in businesses, and repayment of debt and related interest payments. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We believe our future operating cash flows will be sufficient to meet our future operating and capital expenditure cash needs for the foreseeable future, including at least the next 12 months. The availability of borrowing capacity under our revolving credit facility provides another potential source of liquidity for acquisitions. We may also seek to raise additional capital, which could be in the form of bonds, convertible debt or equity, to fund business development activities or other future investing cash requirements, subject to approval by the lenders in the Third Amended and Restated Credit Agreement. There is no assurance that such capital will be available on reasonable terms or at all.

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

As of July 3, 2020, $61.4 million of our $97.5 million cash and cash equivalents was held by subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities (defined below). Approximately $187.0 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the United States. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

In connection with our initiatives to preserve cash from a prolonged economic downturn caused by the COVID-19 pandemic, we reached an agreement with the former owner of ARGES in April 2020 to settle net working capital adjustments and to postpone a portion of the deferred cash consideration. We paid the seller €5.0 million in cash in June 2020 and expect to pay €20.0 million in cash in December 2020. We also are deferring certain U.S. payroll tax payments in 2020 in accordance with relief provisions under the CARES Act. As of July 3, 2020, we deferred $1.1 million in certain U.S. payroll tax payments under the CARES Act.

In addition, with respect to the COVID-19 pandemic impact on liquidity, we are evaluating and have taken actions to reduce costs and cash expenditures across the Company. These include reducing hiring activities, restricting travel, adjusting employee compensation by eliminating fiscal year 2020 cash bonuses and base salary increases, implementing an unpaid time-off program for substantially all of our non-production workforce, limiting discretionary spending, reducing or deferring spending on capital investment projects, and deferring lease payments on certain facilities.

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

As of July 3, 2020, we had a €87.9 million euro-denominated term loan (approximately $99.1 million) and $122.9 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 0.25% to 1.25% per annum, determined by reference to our consolidated leverage ratio, or (b) the Eurocurrency Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 1.25% and 2.25% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.40% per annum, determined by reference to our consolidated leverage ratio.

The Third Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Third Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of July 3, 2020:

	Requirement	Actual
Maximum consolidated leverage ratio	3.50	1.66
Minimum consolidated fixed charge coverage ratio	1.50	7.26

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

In October 2018, our Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of common shares. Share repurchases have been made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. During the six months ended July 3, 2020, we repurchased 65 thousand shares for an aggregate purchase price of $5.5 million at an average price of $84.55 per share under the 2018 Repurchase Plan. We had $9.5 million available for share repurchases under the 2018 Repurchase Plan as of July 3, 2020.

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

In an effort to preserve cash in light of the economic slowdown caused by the COVID-19 pandemic, we have temporarily suspended repurchases under our share repurchase plans since April 2020.

Cash Flows for the Six Months Ended July 3, 2020 and June 28, 2019

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Six Months Ended
	July 3,	June 28,
	2020	2019
Net cash provided by operating activities	$51,572	$20,853
Net cash used in investing activities	$(7,272)	$(34,444)
Net cash used in financing activities	$(24,978)	$(2,798)

	July 3,	December 31,
	2020	2019
Cash and cash equivalents	$97,494	$78,944
Unused and available funds under revolving credit facility	$372,097	$226,616

Operating Cash Flows

Cash provided by operating activities was $51.6 million for the six months ended July 3, 2020, versus $20.9 million for the prior year period. Cash provided by operating activities for the six months ended July 3, 2020 increased from the prior year period primarily due to working capital improvements resulting in an increase in cash flows from accounts receivable and inventory, and a decrease in income tax payments.

Cash provided by operating activities for the six months ended July 3, 2020 was positively impacted by an increase in our inventory turnover ratio from 3.1 at December 31, 2019 to 3.2 at July 3, 2020 and a decrease in accounts receivable, offset by a decrease in our days payables outstanding which decreased from 53 days at December 31, 2019 to 49 days at July 3, 2020. During the six months ended July 3, 2020, we paid the 2019 annual employee bonuses which had been accrued for as of December 31, 2019.

Cash provided by operating activities for the six months ended June 28, 2019 was negatively impacted by an increase in our days sales outstanding which increased from 51 days at December 31, 2018 to 52 days at June 28, 2019, a decrease in our days payables outstanding which decreased from 52 days at December 31, 2018 to 51 days at June 28, 2019 and an increase in inventories, as our inventory turnover ratio decreased from 3.4 at December 31, 2018 to 3.2 at June 28, 2019. During the six months ended June 28, 2019, we paid the first milestone payment under the earn-out agreement for our acquisition of Zettlex Holdings Limited amounting to $3.9 million and paid the 2018 annual employee bonuses, both of which had been accrued for as of December 31, 2018.

Investing Cash Flows

Cash used in investing activities was $7.3 million for the six months ended July 3, 2020, primarily driven by capital expenditures of $4.6 million and a payment for intangible assets of $2.6 million related to our 2016 asset acquisition of video signal processing and management technologies.

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

We have no material commitments to purchase property, plant, and equipment as of July 3, 2020. We expect to use an aggregate of approximately $6 million to $8 million in fiscal 2020 for capital expenditures related to investments in new property, plant and equipment.

Financing Cash Flows

Cash used in financing activities was $25.0 million for the six months ended July 3, 2020, primarily due to $7.9 million of payroll tax payments on share-based compensation awards, ARGES deferred purchase price payment of $5.6 million, $5.5 million of repurchases of common shares, $2.5 million repayment of our term loan, and $1.6 million of fees paid in connection with the First Amendment to our Third Amended and Restated Credit Agreement.

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest associated with our Senior Credit Facilities, operating and finance leases, purchase commitments, pension obligations, deferred cash considerations associated with acquisitions, contingent considerations and earn-outs. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. As of July 3, 2020, other than the First Amendment to the Third Amended and Restated Credit Agreement, we have not entered into any other material new or modified contractual obligations since the end of the fiscal year ended December 31, 2019.

Off-Balance Sheet Arrangements

Through July 3, 2020, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates through July 3, 2020 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended July 3, 2020, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of July 3, 2020, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 3, 2020.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended July 3, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In 2020, a strain of novel coronavirus disease, COVID-19, was declared a pandemic and has spread across the world, including throughout the United States, Europe and Asia. The outbreak and government measures taken in response have also had a significant adverse impact, both direct and indirect, on our businesses and the economy. We have experienced weakened demand from certain customers in the advanced industrial and medical end-markets, which has adversely affected and is expected to continue to adversely affect our revenues.  For example, healthcare providers have deferred elective medical procedures in order to focus on combatting the pandemic, which has significantly reduced demand for certain of our medical products. Certain other customers have delayed their research and development programs, which has negatively affected the demand for some of our products. If these trends continue, our revenues will continue to be negatively impacted.

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, liquidity and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of the disease, the duration of the pandemic, the location, duration and magnitude of future waves of infection, travel restrictions and social distancing in the United States, the European Union, China and other countries, the duration and extent of business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. If we or our customers experience prolonged shutdowns or other business disruptions beyond current expectations, our ability to conduct our business in the manner and within planned timelines could be materially adversely impacted, and our business and financial results may continue to be adversely affected.

Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which adversely impacted and may continue to adversely impact our stock price and our ability to access capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/15

3.2	By-Laws of the Registrant, as amended	10-Q	001-35083	3.2	05/12/20

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/10

3.5	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/16

10.1	Second Amendment to Third Amended and Restated Credit Agreement, dated June 2, 2020					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	August 6, 2020
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	August 6, 2020
Robert J. Buckley