Form 10-Q
period 2020-10-02
NOVANTA INC
filed 2020-11-10
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2020

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

As of November 5, 2020, there were 35,160,618 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	October 2,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$106,630	$78,944
Accounts receivable, net of allowance of $398 and $297, respectively	82,050	91,078
Inventories	101,737	116,618
Prepaid income taxes and income taxes receivable	4,923	5,905
Prepaid expenses and other current assets	7,492	11,967
Total current assets	302,832	304,512
Property, plant and equipment, net	76,115	77,556
Operating lease assets	33,841	35,180
Deferred tax assets	12,689	8,890
Other assets	2,921	2,713
Intangible assets, net	149,613	166,175
Goodwill	279,523	274,710
Total assets	$857,534	$869,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,264	$5,031
Accounts payable	40,906	52,585
Income taxes payable	5,594	1,861
Current portion of operating lease liabilities	5,553	5,043
Accrued expenses and other current liabilities	76,236	70,326
Total current liabilities	133,553	134,846
Long-term debt	188,089	215,334
Operating lease liabilities	32,499	34,108
Deferred tax liabilities	27,424	26,676
Income taxes payable	5,132	4,713
Other liabilities	19,588	36,887
Total liabilities	406,285	452,564
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,160 and 35,052, respectively	423,856	423,856
Additional paid-in capital	52,197	49,748
Accumulated deficit	(6,454)	(38,319)
Accumulated other comprehensive loss	(18,350)	(18,113)
Total stockholders' equity	451,249	417,172
Total liabilities and stockholders’ equity	$857,534	$869,736

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Revenue	$142,929	$154,066	$443,125	$466,397
Cost of revenue	83,824	90,012	260,873	270,272
Gross profit	59,105	64,054	182,252	196,125
Operating expenses:
Research and development and engineering	15,231	13,811	45,005	41,196
Selling, general and administrative	26,788	27,926	82,451	88,977
Amortization of purchased intangible assets	3,533	3,970	10,388	11,740
Restructuring, acquisition, and related costs	1,687	5,546	5,591	11,913
Total operating expenses	47,239	51,253	143,435	153,826
Operating income	11,866	12,801	38,817	42,299
Interest income (expense), net	(1,698)	(2,153)	(5,077)	(6,357)
Foreign exchange transaction gains (losses), net	(136)	387	(164)	455
Other income (expense), net	(14)	(48)	47	(186)
Income before income taxes	10,018	10,987	33,623	36,211
Income tax provision	1,760	2,064	1,758	4,655
Consolidated net income	$8,258	$8,923	$31,865	$31,556

Earnings per common share (Note 5):
Basic	$0.23	$0.25	$0.91	$0.90
Diluted	$0.23	$0.25	$0.89	$0.89

Weighted average common shares outstanding—basic	35,142	35,074	35,144	35,012
Weighted average common shares outstanding—diluted	35,688	35,585	35,609	35,523

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Consolidated net income	$8,258	$8,923	$31,865	$31,556
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	4,302	(2,821)	(1,006)	(3,144)
Pension liability adjustments, net of tax (2)	(68)	490	769	1,060
Total other comprehensive income (loss)	4,234	(2,331)	(237)	(2,084)
Total consolidated comprehensive income (loss)	$12,492	$6,592	$31,628	$29,472

(1)	The tax effect on this component of comprehensive income was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income was nominal for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	# of Shares	Amount	Capital	Deficit	Loss	Total

	Three Months Ended October 2, 2020
Balance at July 3, 2020	35,155	$423,856	$45,338	$(14,712)	$(22,584)	$431,898
Consolidated net income	—	—	—	8,258	—	8,258
Common shares issued under stock plans	8	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(3)	—	(366)	—	—	(366)
Share-based compensation	—	—	7,225	—	—	7,225
Other comprehensive income (loss), net of tax	—	—	—	—	4,234	4,234
Balance at October 2, 2020	35,160	$423,856	$52,197	$(6,454)	$(18,350)	$451,249

	Nine Months Ended October 2, 2020
Balance at December 31, 2019	35,052	$423,856	$49,748	$(38,319)	$(18,113)	$417,172
Consolidated net income	—	—	—	31,865	—	31,865
Common shares issued under stock plans	264	—	179	—	—	179
Common shares withheld for taxes on vested stock awards	(91)	—	(8,302)	—	—	(8,302)
Repurchases of common shares	(65)	—	(5,500)	—	—	(5,500)
Share-based compensation	—	—	16,072	—	—	16,072
Other comprehensive income (loss), net of tax	—	—	—	—	(237)	(237)
Balance at October 2, 2020	35,160	$423,856	$52,197	$(6,454)	$(18,350)	$451,249

	Three Months Ended September 27, 2019
Balance at June 28, 2019	34,972	$423,856	$41,065	$(56,459)	$(22,280)	$386,182
Consolidated net income	—	—	—	8,923	—	8,923
Common shares issued for a business combination	124	—	10,900	—	—	10,900
Common shares issued under stock plans	36	—	425	—	—	425
Common shares withheld for taxes on vested stock awards	(1)	—	(120)	—	—	(120)
Repurchases of common shares	(42)	—	(3,345)	—	—	(3,345)
Share-based compensation	—	—	2,243	—	—	2,243
Other comprehensive income (loss), net of tax	—	—	—	—	(2,331)	(2,331)
Balance at September 27, 2019	35,089	$423,856	$51,168	$(47,536)	$(24,611)	$402,877

	Nine Months Ended September 27, 2019
Balance at December 31, 2018	34,886	$423,856	$46,018	$(79,092)	$(22,527)	$368,255
Consolidated net income	—	—	—	31,556	—	31,556
Common shares issued for a business combination	124	—	10,900	—	—	10,900
Common shares issued under stock plans	245	—	425	—	—	425
Common shares withheld for taxes on vested stock awards	(85)	—	(6,839)	—	—	(6,839)
Repurchases of common shares	(81)	—	(6,684)	—	—	(6,684)
Share-based compensation	—	—	7,348	—	—	7,348
Other comprehensive income (loss), net of tax	—	—	—	—	(2,084)	(2,084)
Balance at September 27, 2019	35,089	$423,856	$51,168	$(47,536)	$(24,611)	$402,877

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	October 2,	September 27,
	2020	2019
Cash flows from operating activities:
Consolidated net income	$31,865	$31,556
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	28,363	27,954
Provision for inventory excess and obsolescence	3,550	1,968
Share-based compensation	16,072	7,348
Deferred income taxes	(3,455)	(3,176)
Inventory acquisition fair value adjustments	188	708
Contingent consideration adjustments	(708)	—
Other	1,135	1,372
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	9,655	(12,147)
Inventories	11,937	(7,744)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	5,741	(5,544)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	(13,134)	(16,340)
Other non-current assets and liabilities	2,477	1,888
Cash provided by operating activities	93,686	27,843
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and working capital adjustments	—	(53,143)
Purchases of property, plant and equipment	(7,164)	(7,951)
Payment of contingent consideration related to acquisition of technology assets	(2,632)	—
Other investing activities	—	42
Cash used in investing activities	(9,796)	(61,052)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	66,792
Repayments of term loan and revolving credit facilities	(34,017)	(40,768)
Payments of debt issuance costs	(1,614)	—
Payments of withholding taxes from share-based awards	(8,302)	(6,839)
Repurchases of common shares	(5,500)	(6,684)
Payment of contingent consideration related to an acquisition	(1,135)	—
Payments of deferred and escrowed purchase price related to acquisitions	(5,772)	—
Other financing activities	(855)	(122)
Cash provided by (used in) financing activities	(57,195)	12,379
Effect of exchange rates on cash and cash equivalents	991	192
Increase (decrease) in cash and cash equivalents	27,686	(20,638)
Cash and cash equivalents, beginning of the period	78,944	82,043
Cash and cash equivalents, end of the period	$106,630	$61,405
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,099	$5,832
Cash paid for income taxes	$4,350	$12,770
Income tax refunds received	$4,613	$515

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2020

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the period in which such revisions are deemed to be necessary. The Company evaluates its estimates based on historical experience, current conditions, including estimated economic implications of the COVID-19 pandemic, and various other assumptions that it believes are reasonable under the circumstances. The accounting estimates assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was not a material change to the consolidated financial statements related to these estimates as of and for the three and nine months ended October 2, 2020, the Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

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

		January 1, 2020.	The Company adopted ASU 2016-13 during the first quarter of 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.”	ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	Upon issuance. ASU 2020-04 is elective.	The Company does not expect the impact of ASU 2020-04 to be material to its consolidated financial statements.

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

AS OF OCTOBER 2, 2020

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of October 2, 2020 and December 31, 2019, contract liabilities were $4.8 million and $3.6 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the nine months ended October 2, 2020 is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by $3.1 million of revenue recognized during the period that was included in the contract liability balance at December 31, 2019.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

4. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss was as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2019	$(18,113)	$(9,218)	$(8,895)
Other comprehensive income (loss)	(762)	(1,006)	244
Amounts reclassified from accumulated other comprehensive loss (1)	525	—	525
Balance at October 2, 2020	$(18,350)	$(10,224)	$(8,126)
(1)	The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

5. Earnings per Common Share

Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period.

For diluted earnings per common share, the denominator includes the dilutive effect of outstanding common share equivalents. For the three and nine months ended October 2, 2020 and September 27, 2019, respectively, weighted average shares outstanding for the diluted earnings per common share included the dilutive effect of outstanding restricted stock units, stock options, and total shareholder return performance-based restricted stock units, determined using the treasury stock method. The dilutive effects of market-based contingently issuable shares are included in the weighted average common share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period assuming the end of the reporting period is also the end of the performance period. Dilutive effects of attainment-based contingently issuable shares granted to the former Laser Quantum Limited (“Laser Quantum”) noncontrolling interest shareholders, as well as the non-GAAP EPS performance-based restricted stock units are included in the weighted average common share calculation when the performance targets have been achieved based on the cumulative achievement against the performance targets as of the end of each reporting period.

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020(1)	2019(2)	2020(1)	2019(2)
Numerators:
Consolidated net income	$8,258	$8,923	$31,865	$31,556

Denominators:
Weighted average common shares outstanding— basic	35,142	35,074	35,144	35,012
Dilutive potential common shares	546	511	465	511
Weighted average common shares outstanding— diluted	35,688	35,585	35,609	35,523
Antidilutive potential common shares excluded from above	—	35	17	43

Earnings per Common Share:
Basic	$0.23	$0.25	$0.91	$0.90
Diluted	$0.23	$0.25	$0.89	$0.89
(1)

73 thousand non-GAAP EPS performance-based restricted stock units granted to certain members of the executive management team and 213 thousand shares of restricted stock issued to the former Laser Quantum non-controlling interest shareholders are considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of October 2, 2020.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

(2)

47 thousand non-GAAP EPS performance-based restricted stock units granted to certain members of the executive management team and 213 thousand shares of restricted stock issued to the former Laser Quantum non-controlling interest shareholders were considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of September 27, 2019.

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

Contingent Considerations

On July 31, 2019, the Company acquired ARGES. Under the purchase and sale agreement for the ARGES acquisition, the former owner of ARGES is eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from August 2019 through December 2026. The undiscounted range of possible contingent consideration is zero to €10.0 million. If the revenue targets are achieved, the contingent consideration would be payable annually with the first payment due in the first quarter of 2021. The estimated fair value of the contingent consideration of €7.1 million ($7.9 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. Based on the revenue performance as of October 2, 2020 and the most recent revenue projections for fiscal years 2021 to 2016, the fair value of the contingent consideration was adjusted to €6.4 million ($7.6 million) as of October 2, 2020.

On April 16, 2019, the Company acquired Ingenia CAT, S.L. (“Ingenia”). Under the purchase and sale agreement for the Ingenia acquisition, the shareholders of Ingenia are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from April 2019 through March 2022. The undiscounted range of possible contingent consideration is zero to €8.0 million. If the revenue targets are achieved, the contingent consideration would be payable in cash in three annual installments from 2020 to 2022. The estimated fair value of the contingent consideration of €5.8 million ($6.6 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. In June 2020, the Company made the first installment payment of €1.0 million ($1.1 million), which is included in cash flows from financing activities in the consolidated statement of cash flows for the nine months ended October 2, 2020. There were no other changes to the fair value of the contingent consideration during the nine months ended October 2, 2020.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the former owners are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from 2018 to 2021 from products utilizing the acquired technologies. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If the revenue targets are achieved, the contingent consideration would be payable in cash in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. Subsequent changes in the estimated fair value of this contingent liability are recorded as adjustments to the carrying value of the asset acquired and amortized over the remaining useful life of the underlying assets. In February 2020, the Company made the first installment payment of €2.4 million ($2.6 million), which is included in cash flows from investing activities in the consolidated statement of cash flows for the nine months ended October 2, 2020. There were no other changes in the fair value of the contingent consideration during the nine months ended October 2, 2020.

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of October 2, 2020 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$6,614	$6,614	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	14	—	14	—
	$6,628	$6,614	$14	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$6,223	$—	$—	$6,223
Foreign currency forward contracts	4	—	4	—
Other liabilities:
Contingent considerations - Long-term	10,238	—	—	10,238
	$16,465	$—	$4	$16,461

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$9,262	$9,262	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	50	—	50	—
	$9,312	$9,262	$50	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$3,813	$—	$—	$3,813
Foreign currency forward contracts	99	—	99	—
Other liabilities:
Contingent considerations - Long-term	16,504	—	—	16,504
	$20,416	$—	$99	$20,317

Changes in the fair value of Level 3 contingent considerations during the nine months ended October 2, 2020 were as follows (in thousands):

Contingent Considerations
Balance at December 31, 2019	$20,317
Payments	(3,823)
Fair value adjustments	(708)
Effect of foreign exchange rates	675
Balance at October 2, 2020	$16,461

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	October 2, 2020 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (ARGES)	$7,555	Monte Carlo method	Historical and projected revenues from August 2019 through December 2026	N/A
			Revenue volatility	36.0%
			Cost of debt	1.4%
			Discount rate	7.3%

Contingent consideration (Ingenia)	$5,772	Monte Carlo method	Historical and projected revenues from April 2019 through March 2022	N/A
			Revenue volatility	36.0%
			Cost of debt	0.9%
			Discount rate	15.3%

Contingent consideration (Other)	$3,134	Discounted cash flow method	Historical and projected revenues for fiscal years 2018 to 2021	N/A
			Revenue discount rate	22.8%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

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

As of October 2, 2020, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $7.3 million and a net gain of less than $0.1 million, respectively. As of December 31, 2019, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $12.4 million and a net loss of less than $0.1 million, respectively.

The Company recognized an aggregate net gain of $1.0 million and $1.4 million for the three and nine months ended October 2, 2020, respectively, and an aggregate net gain of $0.7 million and $1.2 million for the three and nine months ended September 27, 2019, respectively. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statement of operations for all periods presented.

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

The following table summarizes changes in goodwill during the nine months ended October 2, 2020 (in thousands):

Balance at beginning of the period	$274,710
Net working capital adjustments from a prior-year acquisition	1,118
Effect of foreign exchange rate changes	3,695
Balance at end of the period	$279,523

Goodwill by reportable segment as of October 2, 2020 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$215,697	$162,580	$52,475	$430,752
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$113,236	$130,858	$35,429	$279,523

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

Goodwill by reportable segment as of December 31, 2019 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$213,413	$160,086	$52,440	$425,939
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$110,952	$128,364	$35,394	$274,710

Intangible Assets

Intangible assets as of October 2, 2020 and December 31, 2019, respectively, are summarized as follows (in thousands):

	October 2, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$160,496	$(106,118)	$54,378	$159,217	$(97,523)	$61,694
Customer relationships	163,155	(88,072)	75,083	161,807	(78,206)	83,601
Customer backlog	—	—	—	2,316	(2,316)	—
Trademarks and trade names	17,939	(10,814)	7,125	17,871	(10,018)	7,853
Amortizable intangible assets	341,590	(205,004)	136,586	341,211	(188,063)	153,148
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$354,617	$(205,004)	$149,613	$354,238	$(188,063)	$166,175

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

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Amortization expense – cost of revenue	$2,820	$2,797	$8,270	$7,554
Amortization expense – operating expenses	3,533	3,970	10,388	11,740
Total amortization expense	$6,353	$6,767	$18,658	$19,294

Estimated amortization expense for each of the five succeeding years and thereafter as of October 2, 2020 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2020 (remainder of year)	$2,820	$3,533	$6,353
2021	11,521	13,866	25,387
2022	9,863	13,055	22,918
2023	8,667	11,360	20,027
2024	6,452	9,383	15,835
Thereafter	15,055	31,011	46,066
Total	$54,378	$82,208	$136,586

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	October 2,	December 31,
	2020	2019
Raw materials	$63,569	$76,268
Work-in-process	16,517	15,096
Finished goods	20,201	23,431
Demo and consigned inventory	1,450	1,823
Total inventories	$101,737	$116,618

Accrued Expenses and Other Current Liabilities

	October 2,	December 31,
	2020	2019
Accrued compensation and benefits	$10,964	$15,359
Accrued warranty	5,102	5,756
Contract liabilities, current portion	4,540	3,219
Deferred purchase price for acquisitions	23,463	27,735
Finance lease obligations	9,503	1,307
Accrued earn-out and contingent considerations	11,626	3,813
Other	11,038	13,137
Total	$76,236	$70,326

Accrued Warranty

	Nine Months Ended
	October 2,	September 27,
	2020	2019
Balance at beginning of the period	$5,756	$4,510
Provision charged to cost of revenue	1,255	1,903
Warranty liabilities from acquisitions	—	175
Use of provision	(1,941)	(1,802)
Foreign currency exchange rate changes	32	(58)
Balance at end of the period	$5,102	$4,728

Other Long Term Liabilities

	October 2,	December 31,
	2020	2019
Finance lease obligations	$6,052	$14,845
Accrued pension liabilities	289	1,473
Accrued contingent considerations	10,238	16,504
Other	3,009	4,065
Total	$19,588	$36,887

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

10. Debt

Debt consisted of the following (in thousands):

	October 2,	December 31,
	2020	2019
Senior Credit Facilities – term loan	$5,303	$5,073
Less: unamortized debt issuance costs	(39)	(42)
Total current portion of long-term debt	$5,264	$5,031

Senior Credit Facilities – term loan	$96,504	$96,095
Senior Credit Facilities – revolving credit facility	96,227	123,384
Less: unamortized debt issuance costs	(4,642)	(4,145)
Total long-term debt	$188,089	$215,334

Total Senior Credit Facilities	$193,353	$220,365

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

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million beginning in March 2020, with the remaining balance due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at any time through December 2024. The Company repaid €3.4 million ($3.9 million) of its term loan and $30.1 million of borrowings under its revolving credit facility during the nine months ended October 2, 2020.

The Company is required to satisfy certain financial and non-financial covenants under the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of October 2, 2020.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

Fair Value of Debt

As of October 2, 2020 and December 31, 2019, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

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

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Operating lease cost	$1,786	$1,830	$5,693	$5,695
Finance lease cost
Amortization of right-of-use assets	253	228	748	583
Interest on lease liabilities	108	110	326	316
Variable lease cost	320	505	1,043	1,051
Total lease cost	$2,467	$2,673	$7,810	$7,645

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	October 2,	December 31,
	2020	2019
Operating leases
Operating lease right-of-use assets	$33,841	$35,180

Current portion of operating lease liabilities	$5,553	$5,043
Operating lease liabilities	32,499	34,108
Total operating lease liabilities	$38,052	$39,151

Finance leases
Property, plant and equipment, gross	$20,242	$19,748
Accumulated depreciation	(5,528)	(4,649)
Finance lease assets included in property, plant and equipment, net	$14,714	$15,099

Accrued expenses and other current liabilities	$9,503	$1,307
Other liabilities	6,052	14,845
Total finance lease liabilities	$15,555	$16,152

Weighted-average remaining lease term (in years)
Operating leases	9.6	10.2
Finance leases	3.8	4.7
Weighted-average discount rate
Operating leases	5.56%	5.60%
Finance leases	3.02%	3.09%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Nine Months Ended
	October 2,	September 27,
	2020	2019
Cash paid for amounts included in lease liabilities:
Operating cash flows from finance leases	$357	$404
Operating cash flows from operating leases	$5,088	$5,124
Financing cash flows from finance leases	$1,034	$547
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,050	$5,649

Future minimum lease payments under operating and finance leases expiring subsequent to October 2, 2020, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases (1)
2020 (remainder of year)	$1,159	$357
2021	7,183	9,660
2022	6,233	907
2023	5,184	930
2024	4,575	954
Thereafter	25,706	4,440
Total minimum lease payments	50,040	17,248
Less: Interest	(11,988)	(1,693)
Present value of lease liabilities	$38,052	$15,555
(1)	Future minimum lease payments under finance leases include the exercise price of an option to purchase a facility in Germany in 2021.

12. Common Shares and Share-Based Compensation

Common Share Repurchases

In October 2018, the Company’s Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of the Company’s common shares. During the nine months ended October 2, 2020, the Company repurchased 65 thousand shares for an aggregate purchase price of $5.5 million at an average price of $84.55 per share under the 2018 Repurchase Plan.

In February 2020, the Company’s Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of the Company’s common shares.

As of October 2, 2020, the Company had $59.5 million available under the 2018 and 2020 share repurchase plans for future share repurchases. In an effort to preserve cash in light of the economic slowdown caused by the COVID-19 pandemic, the Company has temporarily suspended repurchases under the share repurchase plans since April 2020.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Selling, general and administrative	$4,265	$1,926	$10,225	$6,546
Research and development and engineering	1,150	171	2,204	466
Cost of revenue	1,589	146	3,185	336
Restructuring, acquisition, and related costs	221	—	458	—
Total share-based compensation expense	$7,225	$2,243	$16,072	$7,348

Share-based compensation reported in selling, general and administrative expenses included expenses related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors of $1.0 million and $0.9 million during the nine months ended October 2, 2020 and September 27, 2019, respectively.

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

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors. Compensation expense associated with the DSUs is recognized in full on the date of grant, as the DSUs are fully vested and non-forfeitable upon grant. There were 162 thousand and 187 thousand DSUs outstanding as of October 2, 2020 and December 31, 2019, respectively, which were included in the calculation of weighted average basic shares outstanding for the respective periods.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended October 2, 2020:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	453	$39.74
Granted	291	$84.20
Vested	(107)	$51.50
Forfeited	(7)	$76.54
Unvested at October 2, 2020	630	$58.05
Expected to vest as of October 2, 2020	602

The total fair value of RSUs and DSUs that vested during the nine months ended October 2, 2020 was $9.7 million based on the market price of the underlying shares on the date of vesting.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

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

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended October 2, 2020:

	Shares (1) (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	152	$57.09
Granted	50	$111.47
Performance adjustment (2)	60	$28.80
Vested	(120)	$28.80
Forfeited	(1)	$111.50
Unvested at October 2, 2020	141	$88.99
Expected to vest as of October 2, 2020	153

(1)

The unvested PSUs are shown in this table at target, except for the number of shares vested, which reflects the number of shares earned and expected to vest. As of October 2, 2020, the maximum number of PSUs available to be earned was approximately 283 thousand shares.

(2)

The amount shown represents performance adjustment for performance-based awards granted on February 28, 2017. These units vested at 200% during the nine months ended October 2, 2020 based on the achievement of cumulative Non-GAAP EPS and applicable relative TSR performance conditions during the performance period of fiscal years 2017 through 2019.

The total fair value of PSUs that vested during the nine months ended October 2, 2020 was $10.8 million based on the market price of the underlying shares on the date of vesting.

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte Carlo valuation model with the following assumptions:

Nine Months Ended October 2, 2020
Grant-date stock price	$96.28
Expected volatility	34.25%
Risk-free interest rate	1.35%
Expected annual dividend yield	—
Fair value	$126.65

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

Stock Options

The total intrinsic value of stock options exercised during the nine months ended October 2, 2020, based on the difference between market price on the date of exercise and the date of grant, was $1.0 million. The total amount of cash received from the exercise of these stock options was $0.2 million. No stock options were granted during the nine months ended October 2, 2020. There were 60 thousand fully-vested stock options outstanding as of October 2, 2020.

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

The Company maintains a valuation allowance on balances of certain U.S. state net operating losses and certain non-U.S. tax attributes that the Company has determined are more likely than not to be realized. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company continuously reassesses the possibility of releasing the valuation allowance currently in place on its deferred tax assets. For the nine months ended October 2, 2020, in part because the Company achieved three years of cumulative taxable income in the Canadian jurisdiction, the Company determined that it is more likely than not that a portion of its Canadian net operating losses are realizable. Therefore, the Company reduced $1.1 million of the valuation allowance against its deferred tax assets during the nine months ended October 2, 2020. The Company’s Canadian entity serves as a holding company with limited amounts of income and expenses. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income in the carryforward period are reduced or increased.

The Company’s effective tax rate of 17.6% for the three months ended October 2, 2020 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits.

The Company’s effective tax rate of 5.2% for the nine months ended October 2, 2020 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, windfall tax benefits upon vesting of certain share-based compensation awards during the period, and a release of a portion of the valuation allowance on the deferred tax assets in Canada. For the nine months ended October 2, 2020, the windfall tax benefits upon vesting of certain share-based compensation awards and the valuation allowance release had a benefit of 7.9% and 3.3%, respectively, on the Company’s effective tax rate.

The Company’s effective tax rate of 18.8% for the three months ended September 27, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits.

The Company’s effective tax rate of 12.9% for the nine months ended September 27, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, and windfall tax benefits upon vesting of certain share-based compensation awards during the period. For the nine months ended September 27, 2019, the windfall tax benefits upon vesting of certain share-based compensation awards had a benefit of 7.4% on the Company’s effective tax rate.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

14. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
2020 restructuring	$1,006	$—	$1,006	$—
2019 restructuring	68	1,115	667	4,047
2018 restructuring	—	351	754	789
Total restructuring charges	1,074	1,466	2,427	4,836
Acquisition and related charges	613	4,080	3,164	7,077
Total restructuring, acquisition, and related costs	$1,687	$5,546	$5,591	$11,913

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program is focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program will be focused on cost reduction actions that improve gross margins for the overall company. During the three months ended October 2, 2020, the Company recorded $1.0 million in severance and other costs in connection with the 2020 restructuring program. These costs were reported in the Vision reportable segment.

2019 Restructuring

During the fourth quarter of 2018, the Company implemented a restructuring plan intended to realign operations, reduce costs, achieve operational efficiencies and focus resources on growth initiatives (the “2019 restructuring plan”). During the nine months ended October 2, 2020, the Company recorded $0.1 million in severance and related costs, $0.2 million in facility related costs, and $0.4 million of other costs in connection with the 2019 restructuring plan. As of October 2, 2020, the Company incurred cumulative costs related to this restructuring plan totaling $8.5 million. The 2019 restructuring program was substantially completed in the first quarter of 2020.

The following table summarizes restructuring costs associated with the 2019 restructuring program by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Photonics	$25	$475	$236	$2,025
Vision	13	367	304	1,023
Precision Motion	30	340	108	534
Unallocated Corporate and Shared Services	—	(67)	19	465
Total	$68	$1,115	$667	$4,047

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

2018 Restructuring

During the second quarter of 2018, the Company initiated a program to integrate manufacturing operations as a result of acquisition activities (the “2018 restructuring plan”). During the nine months ended October 2, 2020, the Company recorded $0.8 million in severance and other costs in connection with the 2018 restructuring plan. These costs were reported in the Vision reportable segment. As of October 2, 2020, the Company incurred cumulative costs related to this restructuring plan totaling $3.6 million. The 2018 restructuring program was substantially completed in the second quarter of 2020.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Other
Balance at December 31, 2019	$2,073	$1,988	$—	$85
Restructuring charges	2,427	1,786	223	418
Cash payments	(2,699)	(2,195)	(93)	(411)
Non-cash charges and other adjustments	(530)	(459)	(1)	(70)
Balance at October 2, 2020	$1,271	$1,120	$129	$22

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled less than $0.1 million and $0.1 million for the three and nine months ended October 2, 2020, respectively, and $3.3 million and $4.9 million for the three and nine months ended September 27, 2019, respectively. During the three and nine months ended October 2, 2020, the Company incurred $0.4 million and $1.0 million, respectively, in legal costs related to a dispute involving a company that was acquired in 2019. Acquisition and related costs recognized under earn-out agreements in connection with acquisitions totaled $0.2 million and $2.0 million for the three and nine months ended October 2, 2020, respectively, and $0.8 million and $2.2 million for the three and nine months ended September 27, 2019, respectively. The majority of acquisition and related costs for the three and nine months ended October 2, 2020 were included in the Company’s Precision Motion and Vision reportable segments. The majority of acquisition and related costs for the three and nine months ended September 27, 2019 were included in the Company’s Precision Motion and Unallocated Corporate and Shared Services reportable segments.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Revenue
Photonics	$46,394	$54,570	$149,337	$172,081
Vision	64,299	69,923	198,047	201,754
Precision Motion	32,236	29,573	95,741	92,562
Total	$142,929	$154,066	$443,125	$466,397

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Gross Profit
Photonics	$20,166	$25,289	$65,725	$79,911
Vision	24,586	26,922	75,676	78,106
Precision Motion	15,011	12,504	42,753	39,784
Unallocated Corporate and Shared Services	(658)	(661)	(1,902)	(1,676)
Total	$59,105	$64,054	$182,252	$196,125

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Gross Profit Margin
Photonics	43.5%	46.3%	44.0%	46.4%
Vision	38.2%	38.5%	38.2%	38.7%
Precision Motion	46.6%	42.3%	44.7%	43.0%
Total	41.4%	41.6%	41.1%	42.1%

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Operating Income (Loss)
Photonics	$7,026	$10,661	$22,878	$34,637
Vision	3,799	5,830	14,098	14,602
Precision Motion	7,675	5,221	20,728	16,839
Unallocated Corporate and Shared Services	(6,634)	(8,911)	(18,887)	(23,779)
Total	$11,866	$12,801	$38,817	$42,299

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 2, 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Depreciation and Amortization Expenses
Photonics	$2,864	$3,276	$8,303	$8,486
Vision	5,296	5,432	15,845	15,658
Precision Motion	1,369	1,061	4,055	3,613
Unallocated Corporate and Shared Services	67	71	160	197
Total	$9,596	$9,840	$28,363	$27,954

Revenue by Geography

The Company aggregates geographic revenue based on the customer location where products are shipped to. Revenue from these customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
United States	$57,635	$63,278	$171,364	$190,048
Germany	18,885	21,423	64,266	63,738
Rest of Europe	30,483	30,489	94,281	97,230
China	17,409	11,895	50,285	42,395
Rest of Asia-Pacific	16,414	24,218	55,956	65,367
Other	2,103	2,763	6,973	7,619
Total	$142,929	$154,066	$443,125	$466,397

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

Revenue by End Market

The Company primarily operates in two end markets: the medical market and advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Medical	54%	55%	56%	55%
Advanced Industrial	46%	45%	44%	45%
Total	100%	100%	100%	100%

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

Medical Market

For the three and nine months ended October 2, 2020, the medical market accounted for approximately 54% and 56%, respectively, of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the three and nine months ended October 2, 2020, the advanced industrial market accounted for approximately 46% and 44%, respectively, of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Impact of COVID-19 on Our Business

Our Employees

In response to the COVID-19 pandemic, we have taken proactive, aggressive actions to protect the health and safety of our employees. We established steering committees at both the corporate level and at each of our facilities to provide leadership for and manage our COVID-19 risk mitigation actions and countermeasures. We have provided frequent employee communications that include guidance and updates to our employees with regards to COVID-19 safety procedures and status. We established rigorous safety measures in all of our facilities, including implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present on the manufacturing floor or in our facilities to perform their work, suspending travel, spreading production over more shifts, implementing temperature checks at the entrances to our facilities, frequently disinfecting our workspaces, and providing masks to those employees who must be physically present in our facilities. We expect to continue these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. In connection with our COVID-19 remediation actions, we have incurred additional costs to protect the health of our employees, including investment in technologies and monitoring equipment. We expect such costs to continue to grow and be significant to our cost of operations. We may take further actions as government authorities require or recommend or as we determine to be in the best interest of our employees.

We are committed to retaining and supporting our employees during this pandemic. To retain our employees, we issued to   substantially all of our employees a special one-time restricted stock unit grant in April 2020 at a total fair value of $14.4 million in the aggregate. The restricted stock units are expected to vest in February 2021. These actions were implemented to create an ownership mindset and focus among all employees for the duration of the crisis and through the expected recovery, while maintaining the Company’s talent and capabilities.

Executive Compensation

The Compensation Committee of our Board of Directors approved the 2020 compensation plans for our executive officers and a Section 16 officer (collectively, the “Officers”) in February 2020. To support our business during the COVID-19 pandemic, the Officers agreed to waive their 2020 merit and promotional increases, eliminate their 2020 cash bonuses, and take two weeks of unpaid time-off. Further, the Officers did not receive the one-time special restricted stock unit grant issued to the rest of the employees. These actions will result in an aggregate amount of $1.6 million (approximately 50%) reduction in the 2020 cash compensation, assuming bonuses were paid at target, for these Officers previously approved by the Compensation Committee.

In June 2020, our Board of Directors agreed to forgo the cash retainers payable to our non-employee directors for the third quarter of 2020. This action resulted in an aggregate amount of $0.1 million (approximately 25%) reduction in the cash compensation of our Board of Directors for 2020.

Our Customers

The outbreak has significantly increased economic and demand uncertainty. The spread of COVID-19 has caused a global economic slowdown and a global recession. In the event of a prolonged economic recession, overall demand for our products could decline further and our business would be adversely affected to a greater extent.

Our Facilities

Because of the COVID-19 pandemic, governmental authorities worldwide implemented numerous evolving measures to try to contain the spread of the virus, such as travel bans and restrictions, limits on social gatherings, quarantines, shelter-in-place orders, business shutdowns and social distancing. We have important manufacturing operations in the U.S., the U.K., Germany, and China, all of which have been affected by the COVID-19 pandemic. As of October 2, 2020, our manufacturing facilities around the world were in operation. While governmental measures may be modified or extended in the event of a resurgence of COVID-19 infections and in the absence of effective vaccines becoming available in the near term, we have taken measures to protect our employees and expect our manufacturing facilities to remain operational. In connection with the COVID-19 pandemic, we have experienced limited absenteeism from those employees who are required to be on-site to perform their jobs.

Our Supply Chain

We have experienced limited disruption to our supply chain as a result of the COVID-19 pandemic to date. We regularly monitor the financial health and manufacturing output of companies in our supply chain. Hardship on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause further disruption in our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations. To mitigate the risk of any potential supply interruptions from the COVID-19 pandemic, we are identifying alternative suppliers, sourcing raw materials from different supplier locations, and taking other actions to ensure our supply of raw materials. Although we are mitigating potential supply interruptions from the COVID-19 pandemic, if certain suppliers cannot produce a key component for us, or if the receipt of certain materials is otherwise delayed, we may miss our scheduled shipment deadlines and our relationship with customers may be harmed. Additionally, restrictions on or disruptions of transportation, such as reduced availability of air transports, port closures and increased border controls or closures, have resulted in higher costs and delays, both for obtaining raw materials from suppliers and for shipping finished products to customers.

Our Liquidity

With respect to liquidity, we have taken actions to reduce costs and cash expenditures across the Company. These actions included reducing hiring activities, restricting travel, adjusting employee compensation by eliminating fiscal year 2020 cash bonuses and base salary increases, implementing an unpaid time-off program for substantially all of our non-production workforce, limiting discretionary spending, reducing or deferring spending on capital investment projects, deferring lease payments on certain facilities, and deferring certain U.S. payroll tax payments for the remainder of 2020 in accordance with relief provisions under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As of October 2, 2020, we deferred $2.0 million in certain U.S. payroll tax payments under the CARES Act. Due to the uncertainty related to the future impact of the COVID-19 pandemic, we temporarily suspended repurchases under our share repurchase plans in April 2020.

In connection with our initiatives to preserve cash for a prolonged economic downturn caused by the COVID-19 pandemic, we reached an agreement with the former owner of ARGES GmbH (“ARGES”) in April 2020 to postpone a portion of the deferred cash consideration. We paid the seller €5.0 million in cash in June 2020 and expect to pay €20.0 million in cash in December 2020.

As of October 2, 2020, we had cash and cash equivalents of $106.6 million and available borrowing capacity under our revolving credit facility of $398.8 million. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on our business. Based on our analysis, we believe our existing balances of cash and cash equivalents, anticipated cash flows from our operating activities, and available borrowing capacity under our revolving credit facility will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. Additionally, we believe we will remain in compliance with our debt covenants for the next twelve months.

Results of Operations for the Three and Nine Months Ended October 2, 2020 Compared with the Three and Nine Months Ended September 27, 2019

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	58.6	58.4	58.9	57.9
Gross profit	41.4	41.6	41.1	42.1
Operating expenses:
Research and development and engineering	10.7	9.0	10.2	8.8
Selling, general and administrative	18.7	18.1	18.6	19.1
Amortization of purchased intangible assets	2.5	2.6	2.3	2.5
Restructuring, acquisition, and related costs	1.2	3.6	1.3	2.6
Total operating expenses	33.1	33.3	32.4	33.0
Operating income	8.3	8.3	8.8	9.1
Interest income (expense), net	(1.2)	(1.4)	(1.1)	(1.4)
Foreign exchange transaction gains (losses), net	(0.1)	0.3	(0.0)	0.1
Other income (expense), net	(0.0)	(0.0)	0.0	(0.0)
Income before income taxes	7.0	7.1	7.6	7.8
Income tax provision	1.2	1.3	0.4	1.0
Consolidated net income	5.8%	5.8%	7.2%	6.8%

Overview of Financial Results

Total revenue of $142.9 million for the three months ended October 2, 2020 decreased $11.1 million, or 7.2%, from the prior year period primarily due to the COVID-19 pandemic as we experienced decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending and in the medical market as a result of deferrals of elective surgical procedures. The effect of our prior year acquisitions resulted in an increase in revenue of $0.1 million, or 0.1%. In addition, foreign currency exchange rates positively impacted our revenue by $2.6 million, or 1.7%, for the three months ended October 2, 2020.

Total revenue of $443.1 million for the nine months ended October 2, 2020 decreased $23.3 million, or 5.0%, from the prior year period primarily due to the COVID-19 pandemic as we experienced decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending and in the medical market as a result of deferrals of elective surgical procedures. The effect of our prior year acquisitions resulted in an increase in revenue of $8.4 million, or 1.8%. In addition, foreign currency exchange rates adversely impacted our revenue by $0.2 million, or 0.1%, for the nine months ended October 2, 2020.

Operating income of $11.9 million for the three months ended October 2, 2020 decreased $0.9 million, or 7.3%, from the prior year period. This decrease was primarily attributable to a decrease in gross profit of $4.9 million as a result of lower revenue, partially offset by a decrease in restructuring, acquisition, and related costs of $3.9 million.

Operating income of $38.8 million for the nine months ended October 2, 2020 decreased $3.5 million, or 8.2%, from the prior year period. This decrease was primarily attributable to a decrease in gross profit of $13.9 million as a result of lower revenue and an increase in R&D spending of $3.8 million, offset by decreases in SG&A expenses of $6.5 million and restructuring, acquisition, and related costs of $6.3 million.

Basic earnings per common share (“Basic EPS”) of $0.23 for the three months ended October 2, 2020 decreased $0.02 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.23 for the three months ended October 2, 2020 decreased $0.02 from the prior year period. The decrease was primarily attributable to a decrease in operating income.

Basic EPS of $0.91 for the nine months ended October 2, 2020 increased $0.01 from the prior year period. The increase was primarily attributable to decreases in income tax provision and net interest expense, partially offset by a decrease in operating income. Diluted EPS of $0.89 for the nine months ended October 2, 2020 remained flat from the prior year period.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	October 2,	September 27,	Increase	Percentage
	2020	2019	(Decrease)	Change
Photonics	$46,394	$54,570	$(8,176)	(15.0)%
Vision	64,299	69,923	(5,624)	(8.0)%
Precision Motion	32,236	29,573	2,663	9.0%
Total	$142,929	$154,066	$(11,137)	(7.2)%

	Nine Months Ended
	October 2,	September 27,	Increase	Percentage
	2020	2019	(Decrease)	Change
Photonics	$149,337	$172,081	$(22,744)	(13.2)%
Vision	198,047	201,754	(3,707)	(1.8)%
Precision Motion	95,741	92,562	3,179	3.4%
Total	$443,125	$466,397	$(23,272)	(5.0)%

Photonics

Photonics segment revenue for the three months ended October 2, 2020 decreased by $8.2 million, or 15.0%, versus the prior year period, primarily due to decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending and in the medical market as a result of deferrals of elective surgical procedures and a reduction in certain medical diagnostic testing during the COVID-19 pandemic.

Photonics segment revenue for the nine months ended October 2, 2020 decreased by $22.7 million, or 13.2%, versus the prior year period, primarily due to decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending and in the medical market as a result of deferrals of elective surgical procedures and a reduction in certain medical diagnostic testing during the COVID-19 pandemic, partially offset by a $3.3 million increase in revenue from the ARGES acquisition consummated in July 2019.

Vision

Vision segment revenue for the three months ended October 2, 2020 decreased by $5.6 million, or 8.0%, versus the prior year period, primarily due to a decrease in revenue from our minimally invasive surgery (“MIS”) products as a result of deferrals of elective surgical procedures during the COVID-19 pandemic.

Vision segment revenue for the nine months ended October 2, 2020 decreased by $3.7 million, or 1.8%, versus the prior year period, primarily due to a decrease in revenue from our MIS products as a result of deferrals of elective surgical procedures during the COVID-19 pandemic, partially offset by a $3.0 million increase in revenue from the Med X Change acquisition consummated in June 2019 and an increase in revenue from our optical data collection products.

Precision Motion

Precision Motion segment revenue for the three months ended October 2, 2020 increased by $2.7 million, or 9.0%, versus the prior year period, primarily due to an increase in revenue related to microelectronics demand, partially offset by decreased demand in the medical market as a result of deferrals of elective surgical procedures during the COVID-19 pandemic.

Precision Motion segment revenue for the nine months ended October 2, 2020 increased by $3.2 million, or 3.4%, versus the prior year period, primarily due to an increase in revenue related to microelectronics demand, partially offset by decreased demand in the medical market as a result of deferrals of elective surgical procedures during the COVID-19 pandemic.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Gross profit:
Photonics	$20,166	$25,289	$65,725	$79,911
Vision	24,586	26,922	75,676	78,106
Precision Motion	15,011	12,504	42,753	39,784
Unallocated Corporate and Shared Services	(658)	(661)	(1,902)	(1,676)
Total	$59,105	$64,054	$182,252	$196,125
Gross profit margin:
Photonics	43.5%	46.3%	44.0%	46.4%
Vision	38.2%	38.5%	38.2%	38.7%
Precision Motion	46.6%	42.3%	44.7%	43.0%

Total	41.4%	41.6%	41.1%	42.1%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, trade tariffs, freight costs, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended October 2, 2020 decreased $5.1 million, or 20.3%, versus the prior year period, primarily due to a decrease in revenue. Photonics segment gross profit margin was 43.5% for the three months ended October 2, 2020, versus a gross profit margin of 46.3% for the prior year period. The decrease in gross profit margin was primarily attributable to lower factory utilization associated with lower production volumes and higher period costs as a result of the COVID-19 pandemic.

Photonics segment gross profit for the nine months ended October 2, 2020 decreased $14.2 million, or 17.8%, versus the prior year period, primarily due to a decrease in revenue. Photonics segment gross profit margin was 44.0% for the nine months ended October 2, 2020, versus a gross profit margin of 46.4% for the prior year period. The decrease in gross profit margin was primarily attributable to lower factory utilization associated with lower production volumes and higher period costs as a result of the COVID-19 pandemic.

Vision

Vision segment gross profit for the three months ended October 2, 2020 decreased $2.3 million, or 8.7%, versus the prior year period, primarily due to a decrease in revenue. Vision segment gross profit margin was 38.2% for the three months ended October 2, 2020, versus a gross profit margin of 38.5% for the prior year period. The decrease in gross profit margin was primarily attributable to unfavorable product mix changes as a result of the COVID-19 pandemic.

Vision segment gross profit for the nine months ended October 2, 2020 decreased $2.4 million, or 3.1%, versus the prior year period, primarily due to a decrease in revenue. Vision segment gross profit margin was 38.2% for the nine months ended October 2, 2020, versus a gross profit margin of 38.7% for the prior year period. The decrease in gross profit margin was primarily attributable to unfavorable product mix changes as a result of the COVID-19 pandemic.

Precision Motion

Precision Motion segment gross profit for the three months ended October 2, 2020 increased $2.5 million, or 20.0%, versus the prior year period, primarily due to an increase in revenue and an increase in gross profit margin. Precision Motion segment gross profit margin was 46.6% for the three months ended October 2, 2020, versus a gross profit margin of 42.3% for the prior year period. The increase in gross profit margin was primarily attributable to favorable product and customer mix changes.

Precision Motion segment gross profit for the nine months ended October 2, 2020 increased $3.0 million, or 7.5%, versus the prior year period, primarily due to an increase in revenue and an increase in gross profit margin. Precision Motion segment gross profit margin was 44.7% for the nine months ended October 2, 2020, versus a gross profit margin of 43.0% for the prior year period. The increase in gross profit margin was primarily attributable to favorable product and customer mix changes.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Research and development and engineering	$15,231	$13,811	$45,005	$41,196
Selling, general and administrative	26,788	27,926	82,451	88,977
Amortization of purchased intangible assets	3,533	3,970	10,388	11,740
Restructuring, acquisition, and related costs	1,687	5,546	5,591	11,913
Total	$47,239	$51,253	$143,435	$153,826

Research and Development and Engineering Expenses

Research and Development and Engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $15.2 million, or 10.7% of revenue, during the three months ended October 2, 2020, versus $13.8 million, or 9.0% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to higher R&D project spending and higher share-based compensation expense.

R&D expenses were $45.0 million, or 10.2% of revenue, during the nine months ended October 2, 2020, versus $41.2 million, or 8.8% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to R&D expenses from 2019 acquisitions, higher R&D project spending and higher share-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $26.8 million, or 18.7% of revenue, during the three months ended October 2, 2020, versus $27.9 million, or 18.1% of revenue, during the prior year period. SG&A expenses decreased in terms of total dollars primarily due to lower salaries as a result of unpaid-time off, and lower travel costs and other discretionary spending, partially offset by higher share-based compensation expense.

SG&A expenses were $82.5 million, or 18.6% of revenue, during the nine months ended October 2, 2020, versus $89.0 million, or 19.1% of revenue, during the prior year period. SG&A expenses decreased in terms of total dollars and as a percentage of revenue primarily due to lower variable compensation as we eliminated 2020 annual bonuses, lower salaries due to unpaid-time off, and lower travel costs and other discretionary spending, partially offset by higher share-based compensation expense.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $3.5 million, or 2.5% of revenue, during the three months ended October 2, 2020, versus $4.0 million, or 2.6% of revenue, during the prior year period.

Amortization of purchased intangible assets, excluding the amortization of developed technologies included in cost of revenue, was $10.4 million, or 2.3% of revenue, during the nine months ended October 2, 2020, versus $11.7 million, or 2.5% of revenue, during the prior year period.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $1.7 million during the three months ended October 2, 2020, versus $5.5 million during the prior year period. The decrease in restructuring, acquisition, and related costs versus the prior year period was primarily due to a decrease in acquisition and related charges attributable to higher professional services fees for acquisitions in the prior year.

We recorded restructuring, acquisition, and related costs of $5.6 million during the nine months ended October 2, 2020, versus $11.9 million during the prior year period. The decrease in restructuring, acquisition, and related costs versus the prior year period was primarily due to a decrease in restructuring charges of $2.4 million and a decrease in acquisition and related costs of $3.9 million. The decrease in acquisition and related costs was primarily attributable to higher professional services fees for acquisitions in the prior year and a decrease in costs recognized under earn-out agreements in the current year period, offset by legal fees during the nine months ended October 2, 2020 related to a dispute involving a company we acquired in 2019.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Operating Income (Loss)
Photonics	$7,026	$10,661	$22,878	$34,637
Vision	3,799	5,830	14,098	14,602
Precision Motion	7,675	5,221	20,728	16,839
Unallocated Corporate and Shared Services	(6,634)	(8,911)	(18,887)	(23,779)
Total	$11,866	$12,801	$38,817	$42,299

Photonics

Photonics segment operating income was $7.0 million, or 15.1% of revenue, during the three months ended October 2, 2020, versus $10.7 million, or 19.5% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $5.1 million and an increase in R&D spending of $0.5 million, offset by a decrease in restructuring, acquisition, and related charges of $1.2 million and a decrease in amortization of purchased intangible assets of $0.6 million.

Photonics segment operating income was $22.9 million, or 15.3% of revenue, during the nine months ended October 2, 2020, versus $34.6 million, or 20.1% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $14.2 million and an increase in R&D spending of $2.7 million, partially offset by a decrease in SG&A expenses of $1.2 million, a decrease in restructuring, acquisition, and related charges of $2.4 million, and a decrease in amortization of purchased intangible assets of $1.5 million.

Vision

Vision segment operating income was $3.8 million, or 5.9% of revenue, during the three months ended October 2, 2020, versus $5.8 million, or 8.3% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $2.3 million, an increase in R&D spending of $0.6 million, and an increase in restructuring, acquisition, and related charges of $0.6 million, partially offset by a decrease in SG&A expenses of $1.6 million.

Vision segment operating income was $14.1 million, or 7.1% of revenue, during the nine months ended October 2, 2020, versus $14.6 million, or 7.2% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $2.4 million, an increase in R&D spending of $0.9 million, and an increase in restructuring, acquisition, and related charges of $1.1 million, partially offset by a decrease in SG&A expenses of $4.2 million.

Precision Motion

Precision Motion segment operating income was $7.7 million, or 23.8% of revenue, during the three months ended October 2, 2020, versus $5.2 million, or 17.7% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $2.5 million.

Precision Motion segment operating income was $20.7 million, or 21.7% of revenue, during the nine months ended October 2, 2020, versus $16.8 million, or 18.2% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $3.0 million and a decrease in SG&A expenses of $0.8 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended October 2, 2020 decreased by $2.3 million versus the prior year period primarily due to a decrease in restructuring, acquisition, and related costs of $3.0 million, partially offset by higher shared-based compensation expense.

Unallocated corporate and shared services costs for the nine months ended October 2, 2020 decreased by $4.9 million versus the prior year period primarily due to a decrease in restructuring, acquisition, and related costs of $4.8 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Interest income (expense), net	$(1,698)	$(2,153)	$(5,077)	$(6,357)
Foreign exchange transaction gains (losses), net	(136)	387	(164)	455
Other income (expense), net	(14)	(48)	47	(186)

Interest Income (Expense), Net

Net interest expense was $1.7 million for the three months ended October 2, 2020, versus $2.2 million in the prior year period. The decrease in net interest expense was primarily due to a decrease in average debt levels and a decrease in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 2.31% during the three months ended October 2, 2020, versus 3.13% during the three months ended September 27, 2019.

Net interest expense was $5.1 million for the nine months ended October 2, 2020, versus $6.4 million in the prior year period. The decrease in net interest expense was primarily due to a decrease in average debt levels and a decrease in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 2.37% during the nine months ended October 2, 2020, versus 3.46% during the nine months ended September 27, 2019.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were $0.1 million net losses for the three months ended October 2, 2020, versus $0.4 million net gains in the prior year period. The decrease in net gains was primarily due to changes in the value of the U.S. Dollar against the British Pound and the Euro and lower net realized gains from foreign currency contracts.

Foreign exchange transaction gains (losses) were $0.2 million net losses for the nine months ended October 2, 2020, versus $0.5 million net gains in the prior year period. The decrease in net gains was primarily due to changes in the value of the U.S. Dollar against the British Pound and the Euro and lower net realized gains from foreign currency contracts.

Other Income (Expense), Net

Net other expense was nominal for both the three and nine months ended October 2, 2020 and the three and nine months ended September 27, 2019.

Income Tax Provision

Our effective tax rate for the three months ended October 2, 2020 was 17.6%, versus 18.8% for the prior year period. Our effective tax rate of 17.6% for the three months ended October 2, 2020 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits.

Our effective tax rate of 18.8% for the three months ended September 27, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits.

Our effective tax rate for the nine months ended October 2, 2020 was 5.2%, versus 12.9% for the prior year period. Our effective tax rate of 5.2% for the nine months ended October 2, 2020 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, windfall tax benefits upon vesting of certain share-based compensation awards during the period, and a release of a portion of the valuation allowance on our deferred tax assets in Canada. For the nine months ended October 2, 2020, the windfall tax benefits upon vesting of certain share-based compensation awards and the release of the valuation allowance had a benefit of 7.9% and 3.3%, respectively, on our effective tax rate.

Our effective tax rate of 12.9% for the nine months ended September 27, 2019 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, and windfall tax benefits upon vesting of certain share-based compensation awards during the period. For the nine months ended September 27, 2019, the windfall tax benefits upon vesting of certain share-based compensation awards had a benefit of 7.4% on our effective tax rate.

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

As of October 2, 2020, $69.6 million of our $106.6 million cash and cash equivalents was held by subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities (as defined below). Approximately $179.0 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the United States. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

In connection with our initiatives to preserve cash for a prolonged economic downturn caused by the COVID-19 pandemic, we reached an agreement with the former owner of ARGES in April 2020 to settle net working capital adjustments and to postpone a portion of the deferred cash consideration. We paid the seller €5.0 million in cash in June 2020 and expect to pay €20.0 million in cash in December 2020. We also are deferring certain U.S. payroll tax payments in 2020 in accordance with relief provisions under the CARES Act. As of October 2, 2020, we deferred $2.0 million in certain U.S. payroll tax payments under the CARES Act. As permitted under the CARES Act, we expect to pay half of the deferred U.S. payroll tax by December 31, 2021 and the remaining half by December 31, 2022.

In addition, with respect to the COVID-19 pandemic impact on liquidity, we have taken actions to reduce costs and cash expenditures across the Company. These included reducing hiring activities, restricting travel, adjusting employee compensation by eliminating fiscal year 2020 cash bonuses and base salary increases, implementing an unpaid time-off program for substantially all of our non-production workforce, limiting discretionary spending, reducing or deferring spending on capital investment projects, and deferring lease payments on certain facilities.

Senior Credit Facilities

In December 2019, we entered into the Third Amended and Restated Credit Agreement, consisting of a $100.0 million U.S. dollar equivalent euro-denominated 5-year term loan facility (approximately €90.2 million) and a $350.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December 2024 and included an uncommitted “accordion” feature pursuant to which the commitments under the revolving credit facility may be increased by an additional $200.0 million in aggregate, subject to certain customary conditions. The term loan facility requires quarterly scheduled principal repayments of approximately €1.1 million beginning in March 2020 with the remaining principal balance due upon maturity. We may make additional principal payments at any time, which will reduce the next quarterly installment payment due. We may pay down outstanding borrowings under our revolving credit facility with cash on hand and cash generated from future operations at any time.

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

As of October 2, 2020, we had $101.8 million term loan and $96.2 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 0.25% and 1.25% per annum, determined by reference to our consolidated leverage ratio, or (b) the Eurocurrency Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 1.25% and 2.25% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.40% per annum, determined by reference to our consolidated leverage ratio. As of October 2, 2020, we had outstanding borrowings under the Third Amended and Restated Credit Agreement denominated in Euro and U.S. Dollars of $179.0 million and $19.0 million, respectively.

The Third Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Third Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of October 2, 2020:

	Requirement	Actual
Maximum consolidated leverage ratio	3.50	1.45
Minimum consolidated fixed charge coverage ratio	1.50	8.56

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

In October 2018, our Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of common shares. Share repurchases have been made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. During the nine months ended October 2, 2020, we repurchased 65 thousand shares for an aggregate purchase price of $5.5 million at an average price of $84.55 per share under the 2018 Repurchase Plan. We had $9.5 million available for share repurchases under the 2018 Repurchase Plan as of October 2, 2020.

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

Cash Flows for the Nine Months Ended October 2, 2020 and September 27, 2019

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Nine Months Ended
	October 2,	September 27,
	2020	2019
Net cash provided by operating activities	$93,686	$27,843
Net cash used in investing activities	$(9,796)	$(61,052)
Net cash provided by (used in) financing activities	$(57,195)	$12,379

	October 2,	December 31,
	2020	2019
Cash and cash equivalents	$106,630	$78,944
Unused and available funds under revolving credit facility	$398,773	$226,616

Operating Cash Flows

Cash provided by operating activities was $93.7 million for the nine months ended October 2, 2020, versus $27.8 million for the prior year period. Cash provided by operating activities for the nine months ended October 2, 2020 increased from the prior year period primarily due to working capital improvements resulting in an increase in cash flows from accounts receivable and inventory, and a decrease in income tax payments.

Cash provided by operating activities for the nine months ended October 2, 2020 was positively impacted by an increase in our inventory turnover ratio from 3.1 at December 31, 2019 to 3.3 at October 2, 2020 and a decrease in accounts receivable, offset by a decrease in our days payables outstanding which decreased from 53 days at December 31, 2019 to 44 days at October 2, 2020. During the nine months ended October 2, 2020, we paid the 2019 annual employee bonuses which had been accrued for as of December 31, 2019.

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

Investing Cash Flows

Cash used in investing activities was $9.8 million for the nine months ended October 2, 2020, primarily driven by capital expenditures of $7.2 million and a payment for intangible assets of $2.6 million related to our 2016 asset acquisition of video signal processing and management technologies.

Cash used in investing activities was $61.1 million for the nine months ended September 27, 2019, primarily driven by the Arges GmbH, Med X Change Inc., and Ingenia CAT, S.L. acquisitions. In connection with these acquisitions, we paid $53.1 million cash considerations, net of cash acquired, during the nine months ended September 27, 2019. We also paid $8.0 million for capital expenditures during the nine months ended September 27, 2019.

We have no material commitments to purchase property, plant, and equipment as of October 2, 2020. We expect to use an aggregate of approximately $8 million to $9 million in fiscal 2020 for capital expenditures related to investments in new property, plant and equipment.

Financing Cash Flows

Cash used in financing activities was $57.2 million for the nine months ended October 2, 2020, primarily due to $34.0 million in  repayments of borrowings under our Senior Credit Facilities, $8.3 million of payroll tax payments upon vesting of share-based compensation awards, $5.8 million payments of deferred and escrowed purchase price related to prior year acquisitions, $5.5 million of repurchases of common shares, and $1.6 million of fees paid in connection with the First Amendment to our Third Amended and Restated Credit Agreement. We expect to pay the final ARGES deferred purchase price of €20.0 million in cash in December 2020.

Cash provided by financing activities was $12.4 million for the nine months ended September 27, 2019, primarily due to $66.8 million of borrowings under our revolving credit facility used to fund the Arges GmbH, Med X Change Inc., and Ingenia CAT, S.L. acquisitions, partially offset by $40.8 million repayments of borrowings under our Senior Credit Facilities, $6.8 million of payroll tax payments upon vesting of share-based compensation awards, and $6.7 million of repurchases of common shares.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest payments associated with our Senior Credit Facilities, operating and finance leases, purchase commitments, pension obligations, deferred cash considerations associated with acquisitions, contingent considerations and earn-outs. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. As of October 2, 2020, other than the First Amendment to the Third Amended and Restated Credit Agreement, we have not entered into any other material new or modified contractual obligations since December 31, 2019.

Off-Balance Sheet Arrangements

Through October 2, 2020, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates through October 2, 2020 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended October 2, 2020, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of October 2, 2020, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 2, 2020.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended October 2, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While the impact of the pandemic on our manufacturing capabilities and research and development activities has been limited to date, there can be no assurance that our ability to manufacture our products and to develop new products and technologies will not be disrupted in the future, due to sickness of employees, mandatory stay-at-home orders, travel restrictions, social distancing practices, supply interruptions or other potential disruptions. We have also faced and may face in the future limitations on our employee resources as a results of various causes, including stay-at-home orders from local governments, sickness of employees or their families, or the desire of employees to avoid contact with large groups of people. The pandemic has also diverted management resources and the prolonged work-from-home arrangements have increased business continuity and cybersecurity risks.

The COVID-19 pandemic continues to evolve. The extent to which the outbreak impacts our business, liquidity and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of the disease, the duration of the pandemic, the location, duration and magnitude of future waves of infection, the timing and effectiveness of any vaccines, travel restrictions and social distancing in the United States, the European Union, China and

other countries, the duration and extent of business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. If we or our customers experience prolonged shutdowns or other business disruptions in the future, our ability to conduct our business in the manner and within planned timelines could be materially adversely impacted, and our business and financial results may continue to be adversely affected.

Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets. There is no assurance that future resurgence of COVID-19 infections and further economic downturns will not cause volatilities in the capital markets, which may adversely impact our stock price and our ability to access capital markets such as occurred in March and April 2020.

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	November 10, 2020
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	November 10, 2020
Robert J. Buckley