Form 10-K
period 2020-12-31
NOVANTA INC
filed 2021-03-01
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s outstanding common shares held by non-affiliates of the Registrant, based on the closing price of the common shares on the Nasdaq Global Select Market on the last business day of the Registrant’s most recently completed second fiscal quarter (July 3, 2020) was $3,653,922,136. For purposes of this disclosure, common shares held by officers and directors of the Registrant and by persons who hold more than 10% of the Registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of February 22, 2021, there were 35,310,472 shares of the Registrant’s common shares, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders scheduled to be held on May 13, 2021 to be filed with the Securities and Exchange Commission are incorporated by reference in answers to Part III of this Annual Report on Form 10-K.

NOVANTA INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2020

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

PART I

Cautionary Note Regarding Forward Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward looking statements. The Company makes such forward looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of various important factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file with the Securities and Exchange Commission (“SEC”) from time to time. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward looking statements. Forward looking statements also include the assumptions underlying or relating to any of the forward-looking statements. The forward looking statements contained in this Annual Report include, but are not limited to, statements related to: the anticipated impacts of the COVID-19 pandemic on our business, financial results and financial condition; our belief that the Purchasing Managers Index (“PMI”) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; anticipated revenue performance; industry trends; market conditions; our competitive positions; changes in economic and political conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions, integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits and expected costs of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory environmental requirements and our compliance thereto; and other statements that are not historical facts. All forward looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements, except as required under applicable law.

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

Recent Developments

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

We are committed to retaining and supporting our employees during this pandemic. To retain our employees, we issued to all of our employees, other than the Chief Executive Officer, the Chief Financial Officer, the Chief Human Resources Officer and the Chief Accounting Officer, a special one-time restricted stock unit grant in April 2020 at a total fair value of $14.4 million in the aggregate. The restricted stock units vested in February 2021. These actions were implemented to create an ownership mindset and focus among all employees for the duration of the COVID-19 pandemic and through the expected recovery, while maintaining the Company’s talent and capabilities.

Executive Compensation

The Compensation Committee of our Board of Directors approved the 2020 compensation plans for our executive officers and a Section 16 officer (collectively, the “Officers”) in February 2020. To support our business during the COVID-19 pandemic, the Officers agreed to a reduction in cash compensation. Further, the Officers did not receive the special one-time restricted stock unit grant issued to the rest of the employees. In June 2020, our Board of Directors agreed to forgo the cash retainers payable to our non-employee directors for the third quarter of 2020.

Our Customers

The outbreak has significantly increased economic and demand uncertainty. The spread of COVID-19 has caused a global economic slowdown and a global recession. In 2020, the decline in customer demand in both the medical and advanced industrial end markets resulted in a decrease in sales to many of our customers. In the event of a further prolonged economic recession, overall demand for our products could decline further in the near term and our business would be adversely affected to a greater extent.

Our Facilities

Because of the COVID-19 pandemic, governmental authorities worldwide implemented numerous evolving measures to try to contain the spread of the virus, such as travel bans and restrictions, limits on social gatherings, quarantines, shelter-in-place orders, business shutdowns and social distancing. We have important manufacturing operations in the U.S., the U.K., Germany, and China, all of which have been affected by the COVID-19 pandemic. As of December 31, 2020, our manufacturing facilities around the world were in operation. While governmental measures may be modified or extended in the event of a resurgence of COVID-19 infections, the spread of new variants of the virus, and delays in effective vaccination of a large proportion of the populations, we have taken measures to protect our employees and expect our manufacturing facilities to remain operational. In connection with the COVID-19 pandemic, we have experienced limited absenteeism from those employees who are required to be on site to perform their jobs.

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

Our Liquidity

With respect to liquidity, we have taken actions to reduce costs and cash expenditures across the Company. These actions included reducing hiring activities, restricting travel, adjusting employee compensation by eliminating fiscal year 2020 cash bonuses and base salary increases, implementing an unpaid time-off program for substantially all of our non-production workforce, limiting discretionary spending, reducing or deferring spending on capital investment projects, deferring lease payments on certain facilities, and deferring certain U.S. payroll tax payments in accordance with relief provisions under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As of December 31, 2020, we deferred $2.8 million in certain U.S. payroll tax payments under the CARES Act. Due to the uncertainty related to the future impact of the COVID-19 pandemic, we temporarily suspended repurchases under our share repurchase plans in April 2020.

As of December 31, 2020, we had cash and cash equivalents of $125.1 million and available borrowing capacity under our revolving credit facility of $395.2 million. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on our business. Based on our analysis, we believe our existing balances of cash and cash equivalents, anticipated cash flows from our operating activities, and available borrowing capacity under our revolving credit facility will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. Additionally, we believe we will remain in compliance with our debt covenants for the next twelve months.

Acquisitions

We continuously evaluate our business mix and financial performance. Since 2013, we have executed a series of acquisitions in line with our strategy. The following table summarizes significant acquisitions since 2013:

Company	Year of Acquisition	Total Purchase Price (in thousands)
ARGES GmbH	2019	$73,151
Zettlex Holdings Limited	2018	$32,026
Laser Quantum Limited (24%)(1)	2018	$45,053
Laser Quantum Limited (35%)	2017	$31,052
W.O.M. World of Medicine GmbH	2017	$134,934
JADAK LLC	2014	$94,796
NDS Surgical Imaging LLC	2013	$75,355
(1)	After the acquisition of the remaining (approximately 24%) noncontrolling interests of Laser

Quantum Limited (“Laser Quantum”) in September 2018, we owned 100% of the outstanding equity of Laser Quantum.

Segments

Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. Our CODM utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company. We evaluate the performance of, and allocate resources to, our segments based on revenue, gross profit and operating profit. Our reportable segments have been identified based on commonality and adjacency of technologies, applications, and customers amongst our individual product lines.

Based upon the information provided to the CODM, we have determined that we have three reportable segments. The following table shows the external revenues, gross profit margin and operating profit for each of the segments for the year ended December 31, 2020 (dollars in thousands):

	Revenue	Gross Profit Margin	Operating Profit
Photonics	$199,613	44.6%	$34,001
Vision	$261,650	38.3%	$16,354
Precision Motion	$129,360	45.1%	$31,663

See Note 18 to Consolidated Financial Statements for additional financial information about our reportable segments.

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

Touch Panel Displays	Medical and Advanced Industrial	Reach Technology	Embedded capacitive and resistive touch panel technology that delivers high-performance solutions.

Machine Vision	Medical and Advanced Industrial	JADAK	Camera-based machine vision products and solutions performing image analysis within medical devices.

RFID	Medical and Advanced Industrial	JADAK, ThingMagic	RFID technologies via High-Frequency (HF) and Ultra-High Frequency (UHF) readers, writers and antennas for applications such as surgical part tracking and counterfeit detection.

Barcode Identification	Medical and Advanced Industrial	JADAK	Embedded and handheld data collection products for barcode identification.

Thermal Chart Recorders	Medical	JADAK	Rugged thermal chart recorders for patient monitoring, defibrillator equipment, blood gas analyzers, and pulse oximeters.

Light and Color Measurement	Medical and Advanced Industrial	Photo Research	Light and color measurement devices, including spectroradiometers, photometers, and color characterization software, used in research and development and quality control testing.

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

Medical Market

For the year ended December 31, 2020, the medical market accounted for approximately 56% of the Company’s revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends. Approximately 70% of our medical end market sales are related to surgical procedures, both elective and emergency based.

Advanced Industrial Market

For the year ended December 31, 2020, the advanced industrial market accounted for approximately 44% of the Company’s revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Working Capital Requirements

There are no special inventory stocking requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

Customers

We have a diverse group of customers that include companies that are global leaders in their industries. Many of our customers participate in several market industries. For the year ended December 31, 2020, the Company recognized revenue from an OEM customer in the medical end market which accounted for approximately 11% of our consolidated revenue.  No customer accounted for greater than 10% of our consolidated revenue during the years ended December 31, 2019 or 2018.

Our customers include a large number of OEMs who integrate our products into their systems for sale to end users. We also sell a very small portion of our products directly to end users. Our customers include leaders in the medical and advanced industrial markets. A typical OEM customer will usually evaluate our products and our ability to provide application knowledge and expertise, post-sales application support and services, supply chain management over long durations, manufacturing capabilities, product quality, global presence, and product customization before deciding to incorporate our products into their products or systems. Customers generally choose suppliers based on a number of factors, including product performance, reliability, application support, price, breadth of the supplier’s product offerings, the financial condition of the supplier, and the geographical coverage offered by the supplier. Once certain of our products have been designed into a given OEM customer’s product or system, there are generally significant barriers to subsequent supplier changes until the end of the product or system life cycle, especially in the medical market.

Seasonality

While our revenues are not highly seasonal on a consolidated basis, the revenues of some of our individual product lines are impacted in the first quarter by the lower seasonal spending patterns of our customers due to their annual capital budgeting cycles.

Backlog

As of December 31, 2020 and 2019, our consolidated backlog was approximately $239.6 million and $243.1 million, respectively. The majority of orders included in backlog represent open orders for products and services that, based on management’s projections, have a reasonable probability of being delivered over the subsequent twelve months. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Management believes that backlog is not a meaningful indicator of future business prospects for any of our business segments due to the short lead time required on our products and the ability of customers to reschedule or cancel orders. Therefore, backlog as of any particular date should not be relied upon as indicative of our revenues for any future period.

Manufacturing

Manufacturing functions are performed internally either when we choose to maintain control over critical portions of the production process, or for cost related reasons, while other portions of the manufacture of our products are outsourced to highly qualified third parties.

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

Competition

The markets in which we compete are dynamic and highly competitive. While no single company competes with us across the breadth of our product offerings, we face a fragmented competitive landscape, with competitors in particular product categories and individual application areas. Our competitors range from large foreign and domestic organizations, which produce a comprehensive array of goods and services and may have greater financial and other resources than we do, to small private firms, which produce a limited number of goods or services for specialized market segments.

Competitors for our products are fragmented by particular product categories, and the individual markets in which we operate are highly competitive. Our major competitors by reportable segments include, among others:

Photonics: SCANLAB, Coherent, and a few smaller competitors.

Vision: Barco, Omron Microscan Systems, and a few smaller competitors.

Precision Motion: Renishaw, HEIDENHAIN, Physik Instrument, and a few smaller competitors.

Competitive factors in our Photonics, Vision, and Precision Motion segments include product performance, price, quality and reliability, features, compatibility of products with existing systems, technical support, product breadth, market presence and our overall reputation. We believe that our products offer a number of competitive advantages, and the breadth of technologies we offer gives us deep market application knowledge to better serve our customers’ needs and distinguishes us from our competitors. Ultimately, any inability to deliver high-quality products timely when the customer needs them presents the biggest threat to our competitiveness.

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

Human Capital

We believe that our employees are our most important asset. The Chief Human Resources Officer ("CHRO") is responsible for developing and executing our human capital strategy. This includes the acquisition, development, and retention of talent to deliver on our strategy as well as the design of employee compensation and benefits and diversity, equity and inclusion programs. The CHRO and the Chief Executive Officer ("CEO") regularly update our board of directors on the operation and status of these human capital activities; including, but not limited to, Novanta’s talent development, diversity, equity and inclusion, and succession planning programs. As of December 31, 2020, we employed approximately 2,200 people, of which approximately 37% were in the United States, 51% in Europe, and 12% in Asia. We win with our customers by delivering new technology innovations through our highly technical Research & Development (“R&D”) team of approximately 420 employees.

We believe that our employees should have a meaningful role helping us develop our culture. We utilize survey feedback mechanisms for employee engagement and organizational health to measure our current situation and gain insight into areas where we can improve.  We have conducted surveys of our entire employee population in 2018 and 2020 and we compare our employee engagement and organizational health scores against benchmark populations with our survey vendors. We have achieved employee participation levels of nearly 90% of our active employees and have developed specific action plans across the Company as a result of their feedback.  We are executing on our action plans with the expectation to improve our overall organization health and employee engagement.

All employees are responsible for upholding the Novanta Code of Ethics and Business Conduct, which is important in delivering on our strategy. We maintain a compliance hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our businesses, employees, officers, directors, or suppliers and provide training and education to our global workforce with respect to our Novanta Code of Ethics and Business Conduct, anti-corruption and anti-bribery policies, data privacy regulations and workplace harassment.

Diversity and inclusion

The Novanta Way defines the fabric of our culture and how we work together, and it starts with building cohesive teams. Our teams must be diverse and inclusive, based on trust, commitment, and accountability.  Our diversity is reflected in governance, leadership, influence, and technical expertise at all levels in the organization. We do not tolerate discrimination and harassment. We expect our teams to respect our core values and to conduct themselves ethically at all times in accordance with the Novanta Code of Ethics and Business Conduct.

As of December 31, 2020, our board of directors was 75% comprised of men and 25% comprised of women, which was a doubling of women representation on our board of directors from 2019. In addition, in December 2020, our board of directors elected a new director as of February 2021, which will result in 33% of our board of directors coming from underrepresented communities.

As of December 31, 2020, our gender diversification efforts resulted in 35% of our workforce being women, and the proportion of women in management positions amounted to 25%. During 2020, in line with our strategic initiative of increasing representation of employees from underrepresented communities, we launched a series of diversity, equity and inclusion initiatives to make stronger progress on our goals by the year 2023.

Compensation and Benefits

We strive to provide market competitive compensation, benefits and services that help meet the varying needs of our employees. In addition to salaries and wages, these programs, which vary by country, can include annual bonuses, sales commissions, stock-based compensation awards, defined contribution retirement savings plans with company matching contributions, healthcare and insurance benefits, flexible spending accounts, health savings account with company matching contributions, unlimited paid time off, paid family leave, and tuition assistance. Certain U.S. facilities have a dedicated medical professional on site to provide basic healthcare services to employees, provide general first aid, assess employee health risks and promote employee health.  Our bonus and commission payment programs allow for higher payouts when goals are exceeded and lower payouts when goals are not met.

In response to the COVID-19 pandemic, we recognized the importance of retaining and supporting our employees. To further that end, we issued to all of our employees, other than the Chief Executive Officer, the Chief Financial Officer, the Chief Human Resources Officer and the Chief Accounting Officer, a special one-time restricted stock unit grant in April 2020 at a total fair value of $14.4 million in the aggregate. The restricted stock units vested in February 2021. This action was implemented to create an ownership mindset, increase retention, and to provide some certainty and employee engagement in uncertain times. We wanted to create an urgency and focus among all employees to do what was necessary to ensure the Company’s financial health for the duration of the pandemic and through the expected recovery, while preserving our differentiated talent and capabilities throughout the Company.

Growth and Development

We invest significant resources to develop the talent needed to remain at the forefront of innovation and make Novanta an employer of choice. In certain countries, we offer college tuition reimbursement for eligible employees for undergraduate and graduate studies. In 2019, we founded Novanta University as a primary instrument of company-wide learning management. A full-time specialist and the Company’s human resources department coordinate the onboarding of new employees and the regular training of the entire workforce. Internal and external courses are available for this purpose. In addition to Novanta University, we utilize our Novanta Growth System, which provides processes, tools, and trainings with a focus on continuous improvement.

Safety and Wellbeing of Our Employees

We provide mandatory safety trainings in our production facilities, which are designed to focus on empowering our employees with the knowledge and tools they need to make safe choices and to mitigate risks.

In response to the COVID-19 pandemic, we have taken proactive, mandatory actions to protect the health and safety of our employees. We established steering committees at both the Company level and at each of our facilities to provide leadership for and to manage our COVID-19 risk mitigation actions and countermeasures consistently across our locations worldwide. We have provided frequent employee communications that include guidance and updates to our employees with regards to COVID-19 safety procedures and status. We established rigorous safety measures in all of our facilities, including implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present on the manufacturing floor or in our facilities to perform their work, suspending travel, spreading production over more shifts, implementing health checks at the entrances to our facilities, frequently disinfecting our workspaces, and providing masks to those employees who need to be physically present in our facilities. Many of these actions were at a significant cost to the Company and we expect to continue these measures until we determine that the COVID-19 pandemic is adequately contained and the safety of our employees is reasonably assured.

Cybersecurity

We have adopted and are implementing the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF).  The NIST CSF integrates industry standards and best practices to help organizations manage their cybersecurity risks. The NIST CSF helps organizations understand their cybersecurity risks (threats, vulnerabilities and impacts) and how to reduce these risks with customized measures, such as organization-wide cybersecurity awareness training.

The Company’s Audit Committee is responsible for the oversight of cybersecurity risks. The Audit Committee reviews quarterly with management and internal audit the Company’s cybersecurity program and related matters.

There have been no material information security breaches for the years ended December 31, 2020, 2019, and 2018, respectively. Net expenses incurred in connection with information security breaches have been immaterial for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Our capital expenditures, earnings, and competitive position have not been, and are not expected to be, materially affected by our compliance with federal, state, and local environmental provisions that have been enacted or adopted to regulate the distribution of materials into the environment.

Medical Device Regulations

Certain products manufactured by us are integrated into systems by our customers that are subject to regulation by the Federal Food and Drug Administration (“the FDA”). We must comply with certain quality control measurements in order for our products to be effectively used in our customers’ end products. Non-compliance with quality control measurements could result in fines, penalties, and loss of business with our customers.

We are also subject to certain medical device regulations. Medical devices are subject to extensive and rigorous regulation by the FDA and other federal, state and local authorities. The Federal Food, Drug and Cosmetic Act (the “FDCA”) and related regulations govern the conditions of safety, efficacy, clearance, approval, manufacturing, quality system requirements, labeling, packaging, distribution, storage, recordkeeping, reporting, marketing, advertising, and promotion of products.

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

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, a de novo classification or PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by a letter-to-file in which the manufacturer documents the change in an internal letter-to-file. The letter-to-file is prepared by the manufacturer in lieu of submitting a new 510(k) to obtain clearance for every change. The FDA can always review these letters-to-file in an inspection. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained. In these circumstances, we may also be subject to significant regulatory fines or penalties.

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

•	requirements governing Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;
•	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
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

Other Healthcare Laws and Regulations

In the United States and other jurisdictions where we operate our business, there are healthcare laws and regulations that constrain our business operations, including our sales, marketing and promotional activities, and that limit the kinds of arrangements we may have with customers, physicians, healthcare entities and others in a position to purchase or recommend our products or other products or services we may develop and commercialize. These laws include, without limitation: the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program; federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent; the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters; HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations, which imposes certain requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information; the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to annually report to the federal government information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and state and foreign law equivalents of each of the above federal laws, which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Violations of these laws may result in substantial civil penalties, including treble damages, and criminal penalties, including imprisonment, fines, the curtailment or restructuring of our operations, and exclusion from participation in governmental healthcare programs. For further information regarding other healthcare laws and regulations that our operations are subject to, see “Item 1A. Risk Factors—Risks Relating to our Business—Our business is indirectly subject to healthcare industry cost containment and healthcare reform measures that could result in reduced sales of our products.”

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

A large portion of our product sales are dependent on our customers’ need for increased capacity, productivity and cost saving initiatives, improved product quality and performance, and new investments. Weaknesses in our end markets could negatively impact our revenue and gross margin and consequently have a material adverse effect on our business, financial condition and results of operations. A severe and/or prolonged overall economic downturn or a negative or uncertain political climate could lead to weaknesses in our end markets and adversely affect our customers’ financial condition and the timing or levels of business activity of our customers and the industries we serve. In particular, diminished growth expectations, economic and political uncertainty in regions across the globe and effects of the COVID-19 pandemic have adversely impacted our customers’ financial condition and ability to maintain product order levels and reduced the demand for our products in 2020. Continued or worsening conditions could further reduce the demand for our products or depress pricing for our products and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand for products or services for which we do not have competitive advantages. This could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changes in economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

The COVID-19 pandemic has adversely impacted and is expected to further adversely impact our business and results of operations.

In 2020, a strain of novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world. The outbreak and government measures taken in response have had a significant adverse impact, both direct and indirect, on our businesses and the economy. We have experienced weakened demand from certain customers in the advanced industrial and medical end-markets, which has adversely affected and is expected to continue to adversely affect our revenues.  For example, healthcare providers have deferred elective medical procedures in order to focus on combatting the pandemic, which has significantly reduced demand for certain of our medical products. Certain other customers have delayed their research and development programs, which has negatively affected the demand for some of our products. If these trends continue, our revenues will continue to be negatively impacted.

We also faced difficulty sourcing some materials and components necessary to fulfill production requirements and meeting scheduled shipments due to shipping and transportation disruptions. If these disruptions were to continue or worsen, our ability to manufacture our products or meet our customers’ schedules may be adversely affected and our business would be harmed. Even if we are able to find alternate sources of supply for such materials or components, they may cost more or be of lower quality, which could affect our profitability, financial condition and business.

While the impact of the pandemic on our manufacturing capabilities and research and development activities has been limited to date, there can be no assurance that our ability to manufacture our products and to develop new products and technologies will not be disrupted in the future, due to sickness of employees, mandatory stay-at-home orders, travel restrictions, social distancing practices, supply interruptions or other potential disruptions. We have also faced, and may face in the future, limitations on our employee resources as a result of various causes, including stay-at-home orders from local governments, sickness of employees or their families, or the desire of employees to avoid contact with large groups of people. The pandemic has also diverted management resources and the prolonged work-from-home arrangements have increased business continuity and cybersecurity risks.

The COVID-19 pandemic continues to evolve. The extent to which the outbreak impacts our business, liquidity and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of the disease, the duration of the pandemic, the location, duration and magnitude of future waves of infection, new mutations of the virus, delays in vaccine rollout, the effectiveness of vaccines against the virus and its mutations, travel restrictions and social distancing in the United States, the European Union, China and other countries, the duration and extent of business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. If we or our customers experience prolonged shutdowns or other business disruptions in the future, our ability to conduct our business in the manner and within planned timelines could be materially adversely impacted, and our business and financial results may continue to be adversely affected.

Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets. There is no assurance that future resurgence of COVID-19 infections and further economic downturns will not cause volatilities in the capital markets, which may adversely impact our stock price and our ability to access capital markets, such as what occurred in March and April 2020.

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

We have experienced significant cyclical end market fluctuations in the past. For example, in 2019 and 2020, our sales into the advanced industrial end market declined as a result of a widespread downturn in this end market that is continuing. We cannot predict when slowdowns will recur or that the impact of such slowdowns will be more or less significant compared to historical fluctuations.

Our business success depends upon our ability to respond to fluctuations in product demand, but doing so may require us to incur costs despite limited visibility into future business declines.

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

In periods of weak demand, such as the recent environment, we have been, and may in the future be, required to reduce costs while maintaining the ability to motivate and retain key employees at the same time. Additionally, to remain competitive, we must continually invest in research and development, which may inhibit our ability to reduce costs in a down cycle. Long product lead-times create a risk that we may purchase inventories or manufacture products that we are unable to sell.

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

Our research and development efforts may not lead to the successful introduction of products within the time frame that our customers demand. Our competitors may introduce new or improved products, processes or technologies that make our current or proposed products obsolete or less competitive. We may encounter delays or problems in connection with our research and development efforts. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;
•	unanticipated engineering complexities;
•	changing market or competitive product requirements;
•	difficulties in reallocating engineering resources and overcoming resource limitations; and
•	inability to manufacture new products cost effectively.

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

Changes in customer order timing and the existence of certain other factors beyond our control may cause our operating results to fluctuate from period to period. Such factors include:

•	fluctuations in our customers’ businesses;
•	decisions by customers to reduce their purchases of our products;
•	timing and recognition of revenues from customer orders;
•	timing and market acceptance of new products or enhancements introduced by us or our competitors;
•	availability of parts from our suppliers and the manufacturing capacity of our subcontractors;
•	changes in the prices of our products or of our competitors’ products; and
•	fluctuations in foreign currency exchange rates.

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

We rely on information technology systems throughout the Company to manage orders, process shipments to customers, manage inventory levels and maintain financial, customer and employee information. Like other global companies, we have experienced threats to data and systems, including by perpetrators of random or targeted malicious cyberattacks, computer viruses, malware, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information and cause system failures and disruptions. Certain other events could also result in the disruption of our systems, including power outages, catastrophes, hardware and software failures and other unforeseen events. If we were to experience a significant period of disruption in information technology systems that involve our interactions with customers or suppliers, it could result in the loss of revenue and customers as well as significant response and mitigation costs, which would adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in significant financial or reputational damage to us, as well as litigation, regulatory enforcement actions, or other liabilities that could lead to substantial damages, fines, penalties and legal costs. We also expend substantial amounts to protect our information technology systems, and if we were to experience a significant breach in security of our information technology systems, we may need to materially increase such expenditures, which would adversely affect our results of operations.

Risks associated with data privacy issues, including evolving laws, regulations and associated compliance efforts, may adversely impact our business and financial results.

Legislation in various countries around the world with regard to cybersecurity, privacy and data protection is rapidly expanding and creating a complex compliance environment. We are subject to many privacy and data protection laws and regulations in the U.S. and around the world, some of which place restrictions on our ability to process personal data across our business. In particular, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018, has caused more stringent data protection requirements in the EU and the European Economic Area (“EEA”). The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects how their personal data is to be used; imposes limitations on retention of personal data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are subject to the supervision of local data protection authorities in those EU jurisdictions where we have business operations or are otherwise subject to the GDPR. Certain breaches of the GDPR requirements could result in substantial fines, which can be up to four percent of worldwide revenue or 20 million Euros, whichever is greater. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well as potential civil claims, including class action type litigation where individuals suffered harm. Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU, and the expiration of the transition period, from January 1, 2021, companies have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global revenue. On January 1, 2021, the United Kingdom became a third country for the purposes of the GDPR. Similarly, California has enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act (the “CPRA”) was recently enacted in California. The CPRA will impose additional data protection obligations on covered companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. The CCPA and CPRA may increase our compliance costs and potential liability. Many similar laws have been proposed at the federal level and in other states. Any liability from our failure to comply with the requirements of these laws could adversely affect our financial condition and results of operations.

We have invested, and continue to invest, human and technology resources in our GDPR and CCPA compliance efforts and our data privacy compliance efforts in general. These compliance efforts may be time-intensive and costly. Despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to protect the privacy of third party data or to comply with the GDPR, CCPA or other applicable regimes.

Changes in foreign currency rates could have a material adverse effect on our financial position, results of operations, and cash flows.

A portion of our revenue is derived from our European and Asian operations and includes transactions in Euros, British Pounds and Japanese Yen, while our products are mainly manufactured in the U.S., the U.K., Germany and China. In the event of a decline in the value of the Euro, British Pounds or Japanese Yen, we would typically experience a decline in our revenues and profit margins. If we increase the selling prices on our products sold in Europe and Asia in order to maintain profit margins and recover costs, we may lose customer sales to lower cost competitors.

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

Our reliance on international operations subjects us to risks not typically faced by companies operating exclusively in the U.S.

During the year ended December 31, 2020, approximately 62% of our revenues were from customers outside of the U.S. The scope of our international operations subjects us to risks that could materially impact our results of operations, including:

•	foreign exchange rate fluctuations;
•	increases in shipping costs;

•	longer customer payment cycles;
•	greater difficulty in collecting accounts receivable;
•	use of incompatible systems and equipment;
•	problems with staffing and managing foreign operations in diverse cultures;
•	trade tariffs, trade barriers and export/import controls;
•	transportation delays and interruptions;
•	increased vulnerability to the theft of, and reduced protection for, intellectual property rights;
•	government currency control and restrictions, delays, penalties or required withholdings on repatriation of earnings;
•	compliance with foreign laws and regulations, including those that potentially conflict with other jurisdictions;
•	the impact of recessionary foreign economies; and
•	natural disasters, wars, health epidemics and acts of terrorism.

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

Our sales channels and supply chain in the international marketplace make us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we sell, cross international borders. Trade tensions between the U.S. and China, as well as those between the U.S. and other countries have escalated in recent years. U.S. tariff impositions against Chinese exports have been followed by retaliatory Chinese tariffs on U.S. exports to China. Certain of the raw materials and components we purchase from China are or were subject to these tariffs, which have increased our manufacturing costs and have made our products less competitive than those of our competitors whose inputs are not subject to these tariffs. Certain of our finished products manufactured in the U.S. have been and may in the future be subject to retaliatory tariffs in China, which increase our cost and make our products less competitive than those of our competitors whose products are not subject to such retaliatory tariffs. If heightened tariffs were to be imposed in the future, we may not be able to mitigate the impacts of such tariffs, and our business, results of operations and financial position could be materially adversely affected. Products we sell into certain other foreign markets could also become subject to retaliatory tariffs, making our products uncompetitive to similar products not subjected to such import tariffs. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials or components may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials or components, which would have a material adverse effect on our business, results of operations and financial condition.

The U.K.’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common shares.

We are a multinational company with worldwide operations, including business operations in the U.K., Germany and China. Following a national referendum and enactment of legislation by the U.K. government, the U.K. withdrew from the European Union on January 31, 2020 and entered into a transition period. On December 24, 2020, the UK and the EU announced that they had concluded their negotiations relating to their future trading relationship. The agreed terms are contained in the EU—UK Trade and Cooperation Agreement (“TCA”), which became binding on both the EU and the UK on January 1, 2021. While agreement on the terms of the TCA has avoided a “no deal” Brexit scenario, and provides in principle for quota and tariff-free trading of goods, it is nevertheless expected that the TCA will result in the creation of non-tariff barriers (such as increased shipping and regulatory costs and complexities) to the trade in goods between the UK and the EU. Further, the TCA does not provide for the continued free movement of services between the UK and the EU and imposes additional restrictions on the free movement of people between the UK and the EU.

The TCA also grants to each of the UK and the EU the ability, in certain circumstances, to unilaterally impose tariffs on one another. In the event of such an imposition, any additional tariffs may have a material adverse impact on us as well as the stability of UK-EU trade more generally. Any uncertainty as to UK or EU government policies and, in particular, whether any such policy may result in the imposition of reciprocal tariffs, may depress economic activity or have an adverse impact on our business and operations.

It remains to be seen whether the initial implementation of, and adjustment of UK-EU trading processes for, the TCA could increase our costs or otherwise negatively impact our sales of products, mobility of our personnel and our access to capital.

Others may violate our intellectual property rights and cause us to incur significant costs to protect our rights.

Our future success depends in part upon the protection of our intellectual property rights, including patents, trade secrets, know-how and continuing technological innovation. We do not have personnel dedicated to the oversight, organization and management of our intellectual property. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or disclosure. It is possible that, despite our efforts, other parties may use, obtain or try to copy our technology and products. There can be no assurance that other companies are not investigating or developing other technologies similar to ours, that any patents will be issued from any applications filed by us, or that, if patents are issued, the claims allowed will be sufficient to deter or prohibit others from marketing similar products. In addition, our patents may be challenged, invalidated or circumvented in a legal or administrative proceeding. Policing unauthorized use of our intellectual property rights is difficult and time consuming and may involve initiating claims or litigation against third parties for infringement of our proprietary rights, which could be costly and divert management resources.

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

As part of our business strategy, we expect to broaden our product and service offerings by acquiring businesses, technologies, assets and product lines that, we believe, complement or expand our existing businesses. In recent years, we have made a number of acquisitions, including the acquisitions of ARGES GmbH, Med X Change,Inc., Ingenia-CAT, S.L., and Zettlex Holdings Limited, and

we expect to continue to make acquisitions in the future. We may fail to successfully identify appropriate acquisition candidates or integrate acquired businesses, products, technologies or personnel into our businesses and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisitions. If we are not able to successfully achieve these objectives, the anticipated benefits of such acquisitions may not be realized fully or at all, and our results of operations could be adversely affected. As a result of the number of recent and expected future acquisitions in a relatively short amount of time, these risks may be heightened due to limited resources available to integrate these new businesses. Our acquisition activities may divert management’s attention from our regular operations. Managing a larger and more geographically dispersed operation and product portfolio could also pose challenges for our management team.

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

We have undertaken restructuring and realignment activities in the past, and we will continue to assess our operating and cost structure in the future. These actions may not improve our financial position, and may ultimately prove detrimental to our operations and sales.

We have undertaken restructuring and realignment activities in the past, and we will continue to assess our operating and cost structure in the future. Our ability to reduce operating expenses and improve gross margin is dependent upon the nature of the actions we take and our subsequent ability to implement those actions and realize expected cost savings and gross margin improvements. We are taking, and may need to take in the future, additional restructuring actions, such as eliminating or consolidating certain of our facilities or operations, reducing our headcount, or eliminating certain positions. Failure to successfully implement such restructuring activities could adversely affect our ability to meet customer demand for our products and could increase the cost of production versus our projections, both of which could adversely impact our operating results. Further, expenses and cost inefficiencies associated with our restructuring activities, including severance costs and the loss of trained employees with knowledge of our business and operations, could exceed our expectations and negatively impact our financial results. We are also taking actions to improve our price realization, reduce our overhead and cost of poor quality, and improve our material productivity. Failure to successfully implement these actions could negatively impact our ability to achieve our gross margin goals.

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

The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components and other goods required for the production of some of our principal products are available from limited or a single source of supply. If a single source supplier decides to stop producing a key component for us, or if the receipt of certain limited source or single source materials is otherwise delayed, our relationship with customers may be harmed if such decisions or delays cause us to miss our scheduled shipment deadlines. Our current or alternative sources may not be able to continue to meet all of our demands on a timely basis. If suppliers or subcontractors experience difficulties or fail to meet our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms. A prolonged inability to obtain certain raw materials, key components or other goods is possible and could have a significant adverse effect on our business operations, damage our relationships with customers, or even lead to permanent loss of customer orders.

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

In April 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the member states of EEA, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member states. The Medical Devices Regulation (“MDR”), among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The MDR was meant to become applicable in May 2020. However, on April 23, 2020, the European Council and Parliament postponed the effective date of the MDR to May 2021. Once applicable, the MDR will among other things:

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

The FDA and other worldwide regulatory agencies actively monitor compliance with local laws and regulations through review and inspection of design and manufacturing practices, recordkeeping, reporting of adverse events, labeling and promotional practices. The FDA can ban certain medical devices; detain or seize adulterated or misbranded medical devices; order recall, repair, replacement or refund of these devices; and require notification of healthcare professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA can take action against a company that promotes "off-label" uses. The FDA may also enjoin and restrain a company for certain violations of the FDCA and regulations pertaining to medical devices, or initiate action for criminal prosecution of such violations. Any adverse regulatory action, depending on its magnitude, may restrict a company from effectively marketing and selling its products, may limit a company's ability to obtain future premarket clearances or approvals, and could result in a substantial modification to the company's business practices and operations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements.

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

•

federal civil and criminal false claims laws, including the False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from Medicare, Medicaid, or other third-party payors;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•

the federal physician “Sunshine Act” requirements, which require manufacturers of drugs, devices, biologics, and medical supplies to report annually to Centers for Medicare & Medicaid Services (the “CMS”) information related to (i) payments and other transfers of value to physicians (as defined by statute), certain other healthcare providers (beginning in 2022), and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members;

•

state and foreign law equivalents of each of the above federal laws, such as (i) anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers; (ii) state laws that require device manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; (iii) state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and (iv) state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

We are subject to many governmental regulations, including, but not limited to, the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health, a branch of the FDA, and certain health regulations related to the manufacture of products using beryllium, an element used in some of our products. Among other things, these regulations require us to file annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to conduct safety reviews, to incorporate design and operating features in products sold to end-users, and to certify and label our products. Depending on the class of the product, various warning labels must be affixed and certain protective devices must be installed.

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

Our operations are subject to a variety of federal, state, local and international environmental regulations relating to the manufacture of products using beryllium. We are subject to regulations of the Environmental Protection Agency in the U.S. and comparable authorities in other countries. If we fail to comply with any present or future regulations, we could be subject to regulatory fines.

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

We may experience difficulties as we transition to these new or upgraded systems and processes, including loss of data and the ability to process customer orders, ship products, provide services and support to our customers, issue sales invoices, collect accounts receivable, fulfill contractual obligations, satisfy internal and external financial reporting requirements in a timely manner, or otherwise run our business. We may also experience decreases in productivity as our personnel implement these systems and become proficient in the new systems. In addition, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be materially and adversely affected if our information technology infrastructure does not allow us to transmit accurate information, even for a short period of time. Furthermore, the transition, design and implementation of upgrades and new ERP systems may be much more costly than we anticipated.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of December 31, 2020, we had $434.5 million of net intangible assets, including goodwill, on our consolidated balance sheet. Net intangible assets consist principally of goodwill, customer relationships, patents, trademarks, core technologies and technology licenses. Goodwill and indefinite-lived intangible assets are tested for impairment at least on an annual basis. All other intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

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

We sell many of our products through resellers, distributors, and system integrators. As these third parties tend to have more limited financial resources than OEM and end-user customers, they generally represent sources of increased credit risk. Any significant downturn in the business of our resellers, distributors, and systems integrators would in turn harm our results of operations and financial condition.

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

Novanta Inc. is a holding company organized in Canada and is subject to Canadian tax laws. However, we are also subject to U.S. tax rules and file U.S. federal income tax returns for our operations in the U.S. In addition, distributions or payments from entities in one jurisdiction to entities in another jurisdiction may be subject to income and/or withholding taxes. We do not intend to operate in a manner that will cause Novanta Inc. to be treated as engaged in a U.S. trade or business or otherwise be subject to U.S. federal income taxes on its income, but it generally will be subject to U.S. federal withholding tax on certain U.S.-sourced passive income items, such as dividends, royalties and certain types of interest.

Risks Relating to Our Common Shares and Our Capital Structure

We may require additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, but this capital may not be available on acceptable terms or at all.

We may require additional capital to adequately respond to future business challenges or opportunities, including, but not limited to, the need to develop new products or enhance our existing products, the need to invest in cloud-based enterprise resource planning systems and other digital technology platforms to help accelerate the growth of our businesses, the need to build inventory or to invest other cash to support business growth, and opportunities to acquire complementary businesses and technologies.

As of December 31, 2020, we had outstanding debt of $204.8 million under our amended and restated senior secured credit agreement (as amended, the “Third Amended and Restated Credit Agreement”) and $395.2 million available to be drawn under the revolving credit facility. If we are unable to satisfy the conditions in the Third Amended and Restated Credit Agreement or our needs exceed the amounts available under the revolving credit facility, we may need to engage in equity or debt financings to obtain additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution. Any new equity securities we issue could have rights, preferences and privileges superior to those of the holders of our common shares. Further, our Third Amended and Restated Credit Agreement restricts our ability to obtain additional debt financing from other sources. If we are unable to obtain adequate financing or obtain financing on terms satisfactory to us when we need it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common shares.

Our existing indebtedness could adversely affect our future business, financial condition and results of operations.

As of December 31, 2020, we had $204.8 million of outstanding debt. This level of debt could have significant consequences on our future operations, including:

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

General Risk Factors

The market price for our common shares may be volatile.

The market price of our common shares could be subject to wide fluctuations. These fluctuations could be caused by:

•	quarterly variations in our results of operations;
•	changes in earnings estimates by analysts;
•	conditions in the markets we serve;
•	trading phenomena such as “short squeeze”; or
•	general market, political or economic conditions.

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

While our management and our independent registered public accounting firm concluded that our internal control over financial reporting was effective as of December 31, 2020, it is possible that material weaknesses may be identified in the future.

As part of our growth strategy, we intend to make additional acquisitions of privately held businesses. Prior to becoming part of our consolidated company, the acquired businesses would not be required to implement or maintain the disclosure controls and procedures or internal control over financial reporting that are required of public companies. We are required to integrate the acquired businesses into our consolidated company’s system of disclosure controls and procedures and internal control over financial reporting, but we cannot provide assurance as to how long the integration process may take. Additionally, we may need to improve our internal control or those of any business we acquire and may be required to design enhanced processes and controls in order to make such improvements. This could result in significant costs to us and could require us to divert substantial resources, including management time and attention, from other activities.

If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a publicly traded company or to comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common shares, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our internal control and financial reporting requirements or to comply with legal and regulatory requirements could adversely affect our business and the trading price of our common shares. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal owned and leased properties as of December 31, 2020 are listed in the table below.

Location	Principal Use	Current Segment	Approximate Square Feet	Owned/Leased
Bedford, Massachusetts, United States	Manufacturing, R&D, Marketing, Sales and Administration	Photonics, Precision Motion & Corporate	147,000	Leased; expires in 2031
Ludwigsstadt, Germany	Manufacturing	Vision	105,000	Owned
Mukilteo, Washington, United States	Manufacturing, R&D, Marketing, Sales and Administration	Photonics	63,000	Owned
Syracuse, New York, United States	Manufacturing, R&D, Marketing, Sales and Administration	Vision	55,000	Leased, expires in 2029
Suzhou, People’s Republic of China	Manufacturing, R&D, Marketing, Sales and Administration	Photonics, Vision & Precision Motion	55,000	Leased; expires in 2023
Poole, United Kingdom	Manufacturing, R&D, Marketing, Sales and Administration	Precision Motion	51,000	Building owned; land leased through 2078
Berlin, Germany	R&D, Marketing, Sales and Administration	Vision	51,000	Leased; expires in 2026

Additional manufacturing, research and development, sales, service and logistics sites are located in California, Florida, New York, Arizona and Oregon within the United States, and in Germany, United Kingdom, Czech Republic, Japan, China, Spain and Italy. These additional facilities cover approximately 360,000 square feet, of which approximately 300,000 square feet are leased and approximately 60,000 square feet are owned. These facilities are used by our Photonics, Vision and Precision Motion segments.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases or in finding alternative facilities. We believe all our properties have been properly maintained.

Item 3. Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. See Note 17 to Consolidated Financial Statements for additional information about legal proceedings involving the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Shares, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common shares, no par value, are traded on the Nasdaq Global Select Market under the ticker symbol “NOVT”.

Holders

As of the close of business on February 22, 2021, there were approximately 33 holders of record of the Company’s common shares. Since many of the common shares are registered in “nominee” or “street” names, the Company believes that the total number of beneficial owners is considerably higher.

Dividend Policy

The Company has never declared or paid cash dividends on its common shares and does not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

In October 2018, the Company’s Board of Directors authorized a share repurchase plan (the “2018 Repurchase Plan”) for the repurchase of up to an aggregate of $25.0 million of the Company’s common shares. The 2018 Repurchase Plan does not obligate the Company to acquire any particular amount of our common shares. No time limit was set for the completion of the 2018 Repurchase Plan, and the plan may be suspended or discontinued at any time. Since the adoption of the 2018 Repurchase Plan, the Company has repurchased 185 thousand shares for an aggregate purchase price of $15.5 million at an average price of $83.97 per share. We had $9.5 million available for share repurchases under the 2018 Repurchase Plan as of December 31, 2020.

In February 2020, the Company’s Board of Directors authorized a new share repurchase plan for the repurchase of up to an additional $50.0 million of the Company’s common shares (the “2020 Repurchase Plan”), to be commenced following the completion of the 2018 Repurchase Plan. While the 2020 Repurchase Plan is intended to generally offset dilution from equity awards to the Company’s employees and directors, the plan does not obligate the Company to acquire any particular amount of our common shares. No time limit was set for the completion of the 2020 Repurchase Plan, and the plan may be suspended or discontinued at any time.

In an effort to preserve cash in light of the economic slowdown caused by the COVID-19 pandemic, we have temporarily suspended repurchases under our share repurchase plans since April 2020.

Performance Graph

The following graph compares the cumulative total return on the Company’s common shares with the cumulative total return on the Nasdaq Composite Index and the Russell 2000 Index for the period from December 31, 2015 through December 31, 2020. The comparison assumes an investment of $100 was made on December 31, 2015 in the Company’s common shares and in each of the indices and, in the case of the indices, it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return among Novanta Inc., Nasdaq Composite Index, and Russell 2000 Index
Dollars
900
800
700
600
500
400
300
200
100
-
2015
2016
2017
2018
2019
2020
Year
Novanta Inc.
Nasdaq Composite
Russell 2000

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Novanta Inc.	$100.00	$154.19	$367.11	$462.56	$649.34	$867.99
Nasdaq Composite Index	$100.00	$108.87	$141.13	$137.12	$191.91	$271.64
Russell 2000 Index (1)	$100.00	$121.31	$139.12	$123.76	$155.35	$186.36

(1)	Copyright © Russell Investments 2020. All rights reserved.

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

The consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017 (1)	2016
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$590,623	$626,099	$614,337	$521,290	$384,758
Gross profit	244,517	262,085	261,528	220,531	162,452
Operating expenses	188,629	206,803	190,515	162,965	129,497
Operating income	55,888	55,282	71,013	57,566	32,955
Income before income taxes (2)	48,403	45,766	61,302	76,134	32,522
Income tax provision	3,882	4,993	10,207	13,827	10,519
Consolidated net income	44,521	40,773	51,095	62,307	22,003
Less: Net income attributable to noncontrolling interest	—	—	(1,986)	(2,256)	—
Net income attributable to Novanta Inc.	$44,521	$40,773	$49,109	$60,051	$22,003
Earnings per common share attributable to Novanta Inc. (3):
Basic	$1.27	$1.16	$1.46	$1.14	$0.63
Diluted	$1.25	$1.15	$1.43	$1.13	$0.63
Weighted average common shares outstanding—basic	35,144	35,030	34,913	34,817	34,694
Weighted average common shares outstanding—diluted	35,654	35,546	35,473	35,280	34,914

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

(3)

In the computation of earnings per common share attributable to Novanta Inc., net income attributable to Novanta Inc. included $1.8 million and ($20.2) million of redeemable noncontrolling interest redemption value adjustment for the years ended December 31, 2018 and 2017, respectively.

	December 31,
	2020	2019	2018	2017 (2)	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$125,054	$78,944	$82,043	$100,057	$68,108
Total assets (1)	865,179	869,736	719,576	726,703	425,637
Debt, current portion of long-term debt	5,508	5,031	4,535	9,119	7,366
Debt, long-term	194,927	215,334	202,843	225,500	70,554
Long-term liabilities, excluding debt (1)	79,214	102,384	44,282	44,567	25,717
Redeemable noncontrolling interest (3)	—	—	—	46,923	—
Total stockholders’ equity	476,809	417,172	368,255	311,545	258,870

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K. The MD&A contains certain forward looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, anticipated impacts of the COVID-19 pandemic on our business, financial results and financial condition; our belief that the Purchasing Managers Index (“PMI”) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; anticipated revenue performance; industry trends; market conditions; our competitive positions; changes in economic and political conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits and expected costs of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory requirements and our compliance thereto; and other statements that are not historical facts. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” The words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward looking statements. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statements to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward looking statements, except as required under applicable law.

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

Medical Market

For the year ended December 31, 2020, the medical market accounted for approximately 56% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends. Approximately 70% of our medical end market sales are related to surgical procedures, both elective and emergency based.

Advanced Industrial Market

For the year ended December 31, 2020, the advanced industrial market accounted for approximately 44% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Amendment to Third Amended and Restated Credit Agreement

On March 27, 2020, we entered into an amendment (the “First Amendment”) to the third amended and restated credit agreement, dated as of December 31, 2019 (as amended, the “Third Amended and Restated Credit Agreement”). Our Third Amended and Restated Credit Agreement provides for an aggregate credit facility of $450.0 million, comprised of a $100.0 million U.S. dollar equivalent euro-denominated (approximately €90.2 million) 5-year term loan facility and a $350.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The First Amendment exercised a portion of the $200 million uncommitted accordion feature under the Third Amended and Restated Credit Agreement and increased the revolving credit facility commitment by $145 million, from $350 million to $495 million. Additionally, the uncommitted accordion feature was reset to $200 million for potential future expansion.

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

We are committed to retaining and supporting our employees during this pandemic. To retain our employees, we issued to all of our employees, other than the Chief Executive Officer, the Chief Financial Officer, the Chief Human Resource Officer and the Chief Accounting Officer, a special one-time restricted stock unit grant in April 2020 at a total fair value of $14.4 million in the aggregate. The restricted stock units vested in February 2021. These actions were implemented to create an ownership mindset and focus among all employees for the duration of the COVID-19 pandemic and through the expected recovery, while maintaining the Company’s talent and capabilities.

Executive Compensation

The Compensation Committee of our Board of Directors approved the 2020 compensation plans for our executive officers and a Section 16 officer (collectively, the “Officers”) in February 2020. To support our business during the COVID-19 pandemic, the Officers agreed to a reduction in cash compensation for 2020. Further, the Officers did not receive the special one-time restricted stock unit grant issued to the rest of the employees. In June 2020, our Board of Directors agreed to forgo the cash retainers payable to our non-employee directors for the third quarter of 2020.

Our Customers

The outbreak has significantly increased economic and demand uncertainty. The spread of COVID-19 has caused a global economic slowdown and a global recession. In 2020, the decline in customer demand in both medical and advanced industrial end markets resulted in a decrease in sales to many of our customers. In the event of a further prolonged economic recession, overall demand for our products could decline further in the near term and our business would be adversely affected to a greater extent.

Our Facilities

Because of the COVID-19 pandemic, governmental authorities worldwide implemented numerous evolving measures to try to contain the spread of the virus, such as travel bans and restrictions, limits on social gatherings, quarantines, shelter-in-place orders, business shutdowns and social distancing. We have important manufacturing operations in the U.S., the U.K., Germany, and China, all of which have been affected by the COVID-19 pandemic. As of December 31, 2020, our manufacturing facilities around the world were in operation. While governmental measures may be modified or extended in the event of a resurgence of COVID-19 infections, the spread of new variants of the virus, and delays in effective vaccination of a large proportion of the populations, we have taken measures to protect our employees and expect our manufacturing facilities to remain operational. In connection with the COVID-19 pandemic, we have experienced limited absenteeism from those employees who are required to be on site to perform their jobs.

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

Our Liquidity

With respect to liquidity, we have taken actions to reduce costs and cash expenditures across the Company. These actions included reducing hiring activities, restricting travel, adjusting employee compensation by eliminating fiscal year 2020 cash bonuses and base salary increases, implementing an unpaid time-off program for substantially all of our non-production workforce, limiting discretionary spending, reducing or deferring spending on capital investment projects, deferring lease payments on certain facilities, and deferring certain U.S. payroll tax payments in accordance with relief provisions under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As of December 31, 2020, we deferred $2.8 million in certain U.S. payroll tax payments under the CARES Act. Due to the uncertainty related to the future impact of the COVID-19 pandemic, we temporarily suspended repurchases under our share repurchase plans in April 2020.

As of December 31, 2020, we had cash and cash equivalents of $125.1 million and available borrowing capacity under our revolving credit facility of $395.2 million. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on our business. Based on our analysis, we believe our existing balances of cash and cash equivalents, anticipated cash flows from our operating activities, and available borrowing capacity under our revolving credit facility will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. Additionally, we believe we will remain in compliance with our debt covenants for the next twelve months.

Overview of Financial Results

Total revenue for 2020 was $590.6 million, a decrease of $35.5 million, or 5.7%, versus 2019. This decrease was primarily due to the COVID-19 pandemic as we experienced decreased demand in the advanced industrial market related to reductions in industrial manufacturing spending and in the medical market as a result of deferrals of elective surgical procedures. The effect of our acquisitions in 2019 resulted in an increase in revenue of $8.4 million, or 1.3%. In addition, foreign exchange rates positively impacted our revenue by $3.7 million, or 0.6%, in 2020.

Operating income increased $0.6 million from $55.3 million in 2019 to $55.9 million in 2020. This increase was primarily attributable to a decrease of selling, general and administrative (“SG&A”) expenses of $8.6 million and a decrease in restructuring and acquisition related costs of $12.8 million, offset by a decrease in gross profit of $17.6 million as a result of lower revenue and an increase in research and development and engineering (“R&D”) spending of $5.0 million.

Basic earnings per common share (“basic EPS”) of $1.27 in 2020 increased $0.11 from the basic EPS of $1.16 in 2019. Diluted earnings per common share (“diluted EPS”) of $1.25 in 2020 increased $0.10 from the diluted EPS of $1.15 in 2019. The increase of basic EPS and diluted EPS was primarily attributable to decreases in interest expense and income tax provision.

Specific components of our operating results for 2020, 2019 and 2018 are further discussed below.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the years indicated:

	2020	2019	2018
Revenue	100.0%	100.0%	100.0%
Cost of revenue	58.6	58.1	57.4
Gross profit	41.4	41.9	42.6
Operating expenses:
Research and development and engineering	10.3	8.9	8.3
Selling, general and administrative	18.6	18.9	18.9
Amortization of purchased intangible assets	2.4	2.5	2.5
Restructuring and acquisition related costs	0.6	2.6	1.3
Total operating expenses	31.9	33.0	31.0
Operating income	9.5	8.8	11.6
Interest income (expense), net	(1.1)	(1.4)	(1.6)
Foreign exchange transaction gains (losses), net	(0.2)	(0.1)	0.0
Other income (expense), net	0.0	(0.0)	(0.0)
Income before income taxes	8.2	7.3	10.0
Income tax provision	0.7	0.8	1.7
Consolidated net income	7.5	6.5	8.3
Less: Net income attributable to noncontrolling interest	—	-	(0.3)
Net income attributable to Novanta Inc.	7.5%	6.5%	8.0%

Revenue

The following table sets forth external revenue by reportable segment for 2020, 2019 and 2018 (dollars in thousands):

				% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Photonics	$199,613	$230,457	$249,339	(13.4)%	(7.6)%
Vision	261,650	271,407	232,902	(3.6)%	16.5%
Precision Motion	129,360	124,235	132,096	4.1%	(6.0)%
Total	$590,623	$626,099	$614,337	(5.7)%	1.9%

Photonics

Photonics segment revenue in 2020 decreased by $30.8 million, or 13.4%, versus 2019, primarily due to decreased demand in the advanced industrial market related to reductions in global industrial manufacturing spending and in the medical market as a result of deferrals of elective surgical procedures and a reduction in certain medical diagnostic testing during the COVID-19 pandemic.

Photonics segment revenue in 2019 decreased by $18.9 million, or 7.6%, versus 2018, primarily due to decreased demand in the advanced industrial market related to reductions in global industrial manufacturing spending, and a decrease in revenue from our optical light engine products, partially offset by $4.9 million of revenue from the acquisition of ARGES in July 2019.

Vision

Vision segment revenue in 2020 decreased by $9.8 million, or 3.6%, versus 2019, primarily due to a decrease in revenue from our minimally invasive surgery (“MIS”) products as a result of deferrals of elective surgical procedures during the COVID-19 pandemic.

Vision segment revenue in 2019 increased by $38.5 million, or 16.5%, versus 2018. The increase was primarily due to an increase in revenue of $28.4 million from our minimally invasive surgery products as a result of new product introductions and increased demand in the medical market and $5.4 million of revenue from the acquisition of Med X Change in June 2019.

Precision Motion

Precision Motion segment revenue in 2020 increased by $5.1 million, or 4.1%, versus 2019, primarily due to an increase in revenue related to increased demand by microelectronics customers, partially offset by decreased demand in the medical market as a result of deferrals of elective surgical procedures during the COVID-19 pandemic.

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

Gross Profit

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for 2020, 2019 and 2018 (dollars in thousands):

	2020	2019	2018
Gross profit:
Photonics	$89,060	$105,845	$117,109
Vision	100,267	105,228	87,198
Precision Motion	58,279	53,326	59,477
Unallocated Corporate and Shared Services	(3,089)	(2,314)	(2,256)
Total	$244,517	$262,085	$261,528
Gross profit margin:
Photonics	44.6%	45.9%	47.0%
Vision	38.3%	38.8%	37.4%
Precision Motion	45.1%	42.9%	45.0%

Total	41.4%	41.9%	42.6%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for 2020 decreased $16.8 million, or 15.9%, versus 2019, primarily due to a decrease in revenue. Photonics segment gross profit margin was 44.6% for 2020, compared with a gross profit margin of 45.9% for 2019.  The decrease in gross profit margin was primarily attributable to lower factory utilization associated with lower production volumes and higher costs as a result of the COVID-19 pandemic.

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

Vision

Vision segment gross profit for 2020 decreased $5.0 million, or 4.7%, versus 2019, primarily due to a decrease in revenue.  Vision segment gross profit margin was 38.3% for 2020, compared with a gross profit margin of 38.8% for 2019. The decrease in gross profit margin was primarily attributable to unfavorable product mix changes as a result of the COVID-19 pandemic.

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

Precision Motion

Precision Motion segment gross profit for 2020 increased $5.0 million, or 9.3%, versus 2019, primarily due to an increase in revenue.  Precision Motion segment gross profit margin was 45.1% for 2020, compared with a gross profit margin of 42.9% for 2019. The increase in gross profit margin was primarily attributable to favorable product and customer mix changes as well as productivity improvements implemented during 2020.

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

Operating Expenses

The following table sets forth operating expenses for 2020, 2019 and 2018 (dollars in thousands):

				% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Research and development and engineering	$60,996	$55,965	$51,024	9.0%	9.7%
Selling, general and administrative	109,853	118,407	115,900	(7.2)%	2.2%
Amortization of purchased intangible assets	13,970	15,857	15,550	(11.9)%	2.0%
Restructuring and acquisition related costs	3,810	16,574	8,041	(77.0)%	106.1%
Total	$188,629	$206,803	$190,515	(8.8)%	8.5%

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation and related expenses and cost of materials for R&D projects.

R&D expenses were $61.0 million, or 10.3% of revenue in 2020, versus $56.0 million, or 8.9% of revenue in 2019.  R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to R&D expenses added from 2019 acquisitions, higher R&D project spending and higher share-based compensation expense offset by lower cash compensation and a reduction in discretionary spending.

R&D expenses were $56.0 million, or 8.9% of revenue in 2019, versus $51.0 million, or 8.3% of revenue in 2018. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to R&D expenses added from acquisitions and higher investments in R&D.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems and executive management.

SG&A expenses were $109.9 million, or 18.6% of revenue, in 2020, versus $118.4 million, or 18.9% of revenue in 2019.  SG&A expenses decreased in terms of total dollars and as a percentage of revenue primarily due to lower cash compensation and lower discretionary spending, partially offset by higher share-based compensation expense.

SG&A expenses were $118.4 million, or 18.9% of revenue in 2019, versus $115.9 million, or 18.9% of revenue in 2018. SG&A expenses increased in terms of total dollars primarily due to SG&A expenses added from acquisitions and higher professional services spending, partially offset by lower variable compensation expense.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets is charged to our Photonics, Vision and Precision Motion segments. Amortization of developed technologies is included in cost of revenue in the consolidated statement of operations. Amortization of customer relationships, trademarks, trade names, backlog and other intangibles are included in operating expenses in the consolidated statement of operations.

Amortization of purchased intangible assets, excluding the amortization of developed technologies that is included in cost of revenue, was $14.0 million, or 2.4% of revenue in 2020, versus $15.9 million, or 2.5% of revenue in 2019.  The decrease in terms of total dollars was the result of certain acquired intangible assets being fully amortized at the end of 2019.

Amortization of purchased intangible assets, excluding the amortization of developed technologies that is included in cost of revenue, was $15.9 million, or 2.5% of revenue, in 2019, versus $15.6 million, or 2.5% of revenue in 2018. The increase in terms of total dollars was the result of acquired intangible assets from acquisitions in 2018 and 2019.

Restructuring and Acquisition Related Costs

Restructuring and acquisition related charges primarily relate to our restructuring programs, acquisition related costs incurred for completed acquisitions, acquisition costs related to future potential acquisitions and failed acquisitions, and changes in fair value of contingent considerations.

We recorded restructuring and acquisition related costs of $3.8 million in 2020, versus $16.6 million in 2019.  The decrease in restructuring and acquisition related costs versus 2019 was primarily due to a decrease in restructuring charges of $4.2 million and a decrease in acquisition and related costs of $8.6 million.  The decrease in acquisition and related costs was primarily attributable to the reduction in fair value of the contingent considerations in 2020 related to 2019 acquisitions and higher professional services fees for acquisitions during 2019, offset by legal fees during 2020 related to a dispute involving a company we acquired in 2019.

We recorded restructuring and acquisition related costs of $16.6 million in 2019, versus $8.0 million in 2018. The increase in restructuring and acquisition related costs in 2019 versus 2018 was primarily due to an increase in restructuring charges of $6.6 million as a result of the 2018 and 2019 restructuring programs and an increase in acquisition related costs of $1.9 million primarily related to an increase in professional services fees, partially offset by a decrease in costs recognized under earn-out agreements.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Operating Income (Loss)
Photonics	$34,001	$41,990	$59,285
Vision	16,354	21,007	8,991
Precision Motion	31,663	22,339	31,674
Unallocated Corporate and Shared Services	(26,130)	(30,054)	(28,937)
Total	$55,888	$55,282	$71,013

Photonics

Photonics segment operating income was $34.0 million, or 17.0% of revenue, in 2020, versus $42.0 million, or 18.2% of revenue, in 2019. The decrease in operating income was primarily due to a decrease in gross profit of $16.8 million and an increase in R&D spending of $2.5 million, partially offset by a decrease in SG&A expense of $1.9 million, a decrease in restructuring and acquisition related charges of $7.1 million, and a decrease in amortization of purchased intangible assets of $2.3 million.

Photonics segment operating income was $42.0 million, or 18.2% of revenue, in 2019, versus $59.3 million, or 23.8% of revenue, in 2018. The decrease in operating income was primarily due to a decrease in gross profit of $11.3 million, an increase in R&D expenses of $2.1 million and restructuring related charges of $5.0 million associated with the 2019 restructuring program, including a $2.2 million impairment of an operating lease right-of-use asset.

Vision

Vision segment operating income was $16.4 million, or 6.3% of revenue, in 2020, versus $21.0 million, or 7.7% of revenue, in 2019.  The decrease in operating income was primarily due to a decrease in gross profit of $5.0 million, an increase in R&D spending of $2.6 million, and an increase in restructuring and acquisition related charges of $1.6 million, partially offset by a decrease of SG&A expenses of $4.8 million.

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

Precision Motion

Precision Motion segment operating income was $31.7 million, or 24.5% of revenue, in 2020, versus $22.3 million, or 18.0% of revenue, in 2019.  The increase in operating income was primarily due to an increase in gross profit of $5.0 million, a decrease in SG&A expenses of $1.5 million, and a decrease in restructuring and acquisition related charges of $2.9 million.

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

Unallocated corporate and shared services costs for 2020 decreased by $3.9 million, or 13.1%, from 2019, primarily due to a decrease in restructuring and acquisition related costs of $4.4 million.

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

Interest Income (Expense), Foreign Exchange Transaction Gains (Losses), and Other Income (Expense), Net

The following table sets forth interest income (expense), foreign exchange transaction gains (losses), and other income (expense) for 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Interest income (expense), net	$(6,564)	$(8,493)	$(9,814)
Foreign exchange transaction gains (losses), net	(942)	(780)	147
Other income (expense), net	21	(243)	(44)

Interest Income (Expense), Net

Net interest expense was $6.6 million in 2020 versus $8.5 million in 2019.  The decrease in net interest expense was primarily due to a decrease in average debt levels and a decrease in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 2.32% and 3.30% during 2020 and 2019, respectively.  Included in net interest expense was non-cash interest expense of approximately $1.0 million and $1.1 million in 2020 and 2019, respectively, related to the amortization of deferred financing costs on our debt.

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

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses), net, were $0.9 million net losses in 2020 versus $0.8 million net losses in 2019 primarily due to changes in the value of the U.S. Dollar against the British Pound and the Euro and net realized gains from foreign currency contracts.

Foreign exchange transaction gains (losses), net, were $0.8 million net losses in 2019 versus $0.1 million net gains in 2018 primarily due to changes in the value of the U.S. Dollar against the British Pound and the Euro, and net realized gains from foreign currency contracts.

Other Income (Expense), Net

Net other expense was nominal in 2020, 2019 and 2018, respectively.

Income Tax Provision

We recorded a tax provision of $3.9 million in 2020, compared to a tax provision of $5.0 million in 2019. The effective tax rate for 2020 was 8.0% of income before income taxes, compared to an effective tax rate of 10.9% of income before income taxes for 2019. Our effective tax rate for 2020 differed from the Canadian statutory rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, $1.3 million benefit from U.K. patent box deductions, $2.3 million benefit from share-based compensation, $0.7 million reversal of valuation allowance recorded on net operating losses and other timing items in certain tax jurisdictions due to current and forecasted taxable income, $2.0 million of R&D and other tax credits, $1.1 million of estimated deductions for foreign derived intangible income, and $1.5 million benefit from the reduction in fair value of non-deductible acquisition contingent consideration liabilities, offset by miscellaneous other items such as foreign withholding taxes and impact of changes in statutory tax rates on our deferred tax attributes.

We recorded a tax provision of $5.0 million in 2019, compared to a tax provision of $10.2 million in 2018. The effective tax rate for 2019 was 10.9% of income before income taxes, compared to an effective tax rate of 16.7% of income before income taxes for 2018. Our effective tax rate for 2019 differed from the Canadian statutory rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, a $2.0 million benefit from U.K. patent box deductions, a $1.7 million benefit from share-based compensation, $1.5 million of other tax credits, and $0.8 million of estimated deductions for foreign derived intangible income; offset by $0.3 million of non-deductible expenses recognized under earn-out agreements in connection with various acquisitions and $0.2 million of non-deductible acquisition costs.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside of our control, such as economic consequences of the COVID-19 pandemic, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of this Annual Report on Form 10-K.

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

As of December 31, 2020, $92.1 million of our $125.1 million cash and cash equivalents was held by our subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our senior credit facilities. Approximately $185.8 million of our outstanding borrowings under our senior credit facilities were held in our subsidiaries outside of Canada and the United States. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

We are deferring certain U.S. payroll tax payments in 2020 in accordance with relief provisions under the CARES Act. As of December 31, 2020, we deferred $2.8 million in certain U.S. payroll tax payments under the CARES Act. As permitted under the CARES Act, we expect to pay half of the deferred U.S. payroll taxes by December 31, 2021 and the remaining half by December 31, 2022.

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

In October 2018, our Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of common shares. Share repurchases have been made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. During 2020, we repurchased 65 thousand shares for an aggregate purchase price of $5.5 million at an average price of $84.52 per share under the 2018 Repurchase Plan. We had $9.5 million available for share repurchases under the 2018 Repurchase Plan as of December 31, 2020.

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

Senior Credit Facilities

In December 2019, we entered into the Third Amended and Restated Credit Agreement, originally consisting of a $100.0 million U.S. dollar equivalent euro-denominated (approximately €90.2 million) 5-year term loan facility and a $350.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December 2024. The term loan facility requires quarterly scheduled principal repayments of approximately €1.1 million beginning in March 2020 with the remaining principal balance due upon maturity. We may make additional principal payments at any time, which will reduce the next quarterly installment payment due. We may make payments to pay down our revolving credit facility with cash on hand and cash generated from future operations at anytime until maturity.

On March 27, 2020, we entered into the First Amendment to the Third Amended and Restated Credit Agreement and exercised a portion of the uncommitted accordion feature. The First Amendment increased the revolving credit facility commitment under the Third Amended and Restated Credit Agreement by $145.0 million, from $350.0 million to $495.0 million, and reset the uncommitted accordion feature to $200.0 million for potential future expansion.

On June 2, 2020, we entered into the Second Amendment to the Third Amended and Restated Credit Agreement. The Second Amendment revised our consolidated leverage ratio definition (as defined in the Third amended and Restated Credit Agreement) allowing for the use of up to $25 million unrestricted cash and cash equivalents as a reduction to consolidated funded indebtedness (as defined in the Third amended and Restated Credit Agreement).

As of December 31, 2020, we had $105.1 (€85.7) million term loan and $99.8 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 0.25% to 1.25% per annum, determined by reference to our consolidated leverage ratio, or (b) the Eurocurrency Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 1.25% and 2.25% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.40% per annum, determined by reference to our consolidated leverage ratio. As of December 31, 2020, we had outstanding borrowings under the Third Amended and Restated Credit Agreement denominated in Euro and U.S. Dollars of $185.8 million and $19.0 million, respectively.

The Third Amended and Restated Credit Agreement contains various covenants that, we believe, are usual and customary for this type of agreement, including a maximum allowed leverage ratio and a minimum required fixed charge coverage ratio (as defined in the Third Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of December 31, 2020:

	Requirement	Actual December 31, 2020
Maximum consolidated leverage ratio	3.50	1.49
Minimum consolidated fixed charge coverage ratio	1.50	10.57

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

Cash Flows

Cash and cash equivalents totaled $125.1 million at December 31, 2020, versus $78.9 million at December 31, 2019. The net increase in cash and cash equivalents is primarily attributable to cash provided by operating activities of $140.2 million offset by $35.4 million debt repayments, $31.0 million of payments of deferred and escrowed purchase price related to prior year acquisitions, $10.5 million capital expenditures, $8.6 million of payroll tax payments upon vesting of share-based compensation awards, and $5.5 million of repurchases of common shares.

The following table summarizes our cash and cash equivalent balances, cash flows and unused borrowing capacity available under our revolving credit facility for the years indicated (in thousands):

	2020	2019	2018
Cash and cash equivalents, end of year	$125,054	$78,944	$82,043
Net cash provided by operating activities	$140,239	$63,248	$89,647
Net cash used in investing activities	$(13,156)	$(63,844)	$(45,590)
Net cash provided by (used in) financing activities	$(84,357)	$(3,935)	$(60,164)
Unused borrowing capacity available under revolving credit facility, end of year	$395,239	$226,616	$189,942

Operating Cash Flows

Cash provided by operating activities was $140.2 million in 2020, versus $63.2 million in 2019. Cash provided by operating activities increased from the prior year primarily due to working capital improvements resulting in an increase in cash inflows from reductions in accounts receivable and inventory balances, and a decrease in income tax payments.

Cash provided by operating activities for 2020 was positively impacted by an increase in our inventory turnover ratio from 3.1 at December 31, 2019 to 3.7 at December 31, 2020 and a decrease in accounts receivable, offset by a decrease in our days payables outstanding which decreased from 53 days at December 31, 2019 to 45 days at December 31, 2020.  During 2020, we paid the 2019 annual employee bonuses which had been accrued for as of December 31, 2019.

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

Investing Cash Flows

Cash used in investing activities was $13.2 million during 2020, primarily driven by capital expenditures of $10.5 million and a payment for intangible assets of $2.6 million related to our 2016 asset acquisition of video signal processing and management technologies.

Cash used in investing activities was $63.8 million during 2019, primarily related to $53.1 million in cash outflows (net of cash acquired of $4.2 million) related to 2019 acquisitions. We also paid $10.7 million for capital expenditures during 2019.

Cash used in investing activities was $45.6 million during 2018, primarily related to $29.6 million in cash outflows (net of cash acquired of $3.8 million) related to acquisitions in 2018 and $14.7 million for capital expenditures.

We have no material commitments to purchase property, plant and equipment as of December 31, 2020. We expect to use approximately $21 million to $23 million in 2021 for capital expenditures related to investments in new property, plant and equipment for our existing businesses.

Financing Cash Flows

Cash used in financing activities was $84.4 million during 2020, primarily due to $35.4 million in repayments of borrowings under our Senior Credit Facilities, $31.0 million payments of deferred and escrowed purchase price related to prior year acquisitions, $8.6 million of payroll tax payments upon vesting of share-based compensation awards, $5.5 million of repurchases of common shares, and $1.6 million of fees paid in connection with the First Amendment to our Third Amended and Restated Credit Agreement.

Cash used in financing activities was $3.9 million during 2019, primarily due to $50.7 million repayment of term loan and revolving credit facility borrowings, $6.9 million of payroll tax payments on share-based compensation awards, and $10.0 million of repurchases of common shares, partially offset by $66.8 million of borrowings under our revolving credit facility used to fund cash considerations paid for 2019 acquisitions. We also paid $2.7 million for debt issuance costs as a result of the Third Amended and Restated Credit Agreement entered into in December 2019.

Cash used in financing activities was $60.2 million during 2018, primarily due to $30.8 million of cash consideration paid for the acquisition of the remaining equity interest in Laser Quantum Limited (“Laser Quantum”), $9.2 million of contractual term loan payments, $65.4 million of optional repayments of borrowings under our revolving credit facility, $3.6 million of payroll tax payments on share-based compensation awards, and $5.9 million of repurchases of  common shares, partially offset by $55.3 million of borrowings under our revolving credit facility used to fund a portion of the cash consideration paid for the acquisition of Zettlex Holdings Limited and the remaining equity interest in Laser Quantum.

In 2021, we are contractually required to pay $5.5 million in repayments under our term loan facility and $0.9 million in principal payments under our finance lease obligations. We exercised an option in December 2020 to purchase a facility for $9.2 million in Germany and expect to pay the related cash proceeds in March 2021. In addition, we may make optional repayments under our term loan and revolving credit facility from time to time with available cash generated from future operating activities.

Pension Plans

We maintain a defined benefit pension plan (the “U.K. Plan”) in Novanta Technologies UK Limited, a wholly owned subsidiary of the Company. Our U.K. Plan was closed to new members in 1997 and stopped accruing additional pension benefits for existing members in 2003, thereby limiting our obligation to benefits earned through that date. Benefits under this plan were based on the employees’ years of service and compensation as of the date the plan was frozen, adjusted for inflation. On July 1, 2013, the Company provided a Guarantee (the “Guarantee”) in favor of the trustees of the U.K. Plan with respect to all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally and in any capacity whatsoever) under the U.K. Plan.

Our funding policy is to fund the U.K. Plan based on actuarial methods as permitted by the Pensions Regulator in the U.K. The results of funding valuations depend on both the funding deficit and the assumptions used (such as asset returns, discount rates, mortality, retail price inflation and other market driven assumptions). Each assumption used represents one estimate of many possible future outcomes. The final cost to us will be determined by events as they actually become known, including actual return on plan assets and pension payments to plan participants. As of December 31, 2020, the projected benefit obligation under the U.K. Plan exceeded the fair value of plan assets by $1.5 million. Based on the results of the most recent funding valuation, our annual contributions are expected to be approximately $1.0 million in 2021 and will increase by 2.9% per year thereafter.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2020 and the effect that such obligations are expected to have on our liquidity and cash flows in future years. We have excluded the future cash payments for unrecognized tax benefits of $5.1 million, including interest and penalties, because we are uncertain if and when such amounts may be settled. These unrecognized tax benefits are further explained in Note 15 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations	Total	2021	2022 - 2023	2024 - 2025	Thereafter
	(In thousands)
Senior Credit Facilities (1)	$204,840	$5,545	$11,090	$188,205	$—
Interest on Senior Credit Facilities (2)	15,389	4,050	7,851	3,488	—
Finance leases (3)	17,292	10,060	1,837	1,908	3,487
Operating leases (4)	51,673	7,297	12,719	9,620	22,037
Purchase commitments (5)	54,568	54,416	152	—	—
U.K. pension plan (6)	1,511	1,013	498	—	—
Contingent considerations and earn-outs (7)	18,072	10,796	4,086	2,412	778
Total contractual obligations	$363,345	$93,177	$38,233	$205,633	$26,302
(1)

As of December 31, 2020, a total of $105.1 million term loan and $99.8 million revolving credit facility were outstanding under the Senior Credit Facilities. The term loan is payable in quarterly installments of approximately €1.1 million ($1.4 million) with the final installment of €68.7 million ($84.3 million) due upon maturity in December 2024. Borrowings under the revolving credit facility are due at maturity in December 2024.

(2)

For the purpose of this presentation, current interest rates on floating rate obligations (LIBOR plus applicable margin, as defined in the Third Amended and Restated Credit Agreement) were used for the remainder contractual life of both the term loan and outstanding borrowings under the revolving credit facility. Current commitment fee rate was used for the unused commitments under the revolving credit facility as of December 31, 2020.

(3)

Future minimum lease payments under finance leases include the exercise price of an option to purchase a facility for $9.2 million in Germany in 2021. The Company exercised the option in December 2020 and expects to pay the related cash proceeds in March 2021.

(4)

These amounts primarily represent the gross amounts due for leased facilities. The amounts include payments due with respect to both active operating facilities and idle facilities that have been vacated.

(5)	Purchase commitments represent purchase obligations as of December 31, 2020.
(6)

Amounts shown represent expected funding contributions to reach an actuarial funded status where the market value of plan assets equals the projected benefit obligations as reported on the Company’s consolidated balance sheet as of December 31, 2020. The Company expects to continue its annual funding contributions thereafter, increasing 2.9% annually through 2022, until the value of plan assets is sufficient to settle the benefit obligations under the U.K. Plan in full.

(7)

These amounts represent the estimated contingent consideration and earn-out payments accrued in the consolidated balance sheet as of December 31, 2020 that are expected to be paid between 2021 and 2027. The undiscounted range of the possible contingent consideration and earn-out payments is $2.7 million to $32.9 million.

Off-Balance Sheet Arrangements

Through December 31, 2020, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

Inventories. Inventories, which include materials and conversion costs, are stated at the lower of cost or net realizable value, using the first-in, first-out method. Cost includes the cost of purchased materials, inbound freight charges, customs duties and trade tariffs on imported materials and components, external and internal processing and applicable labor and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

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

We typically grant two types of performance-based awards to certain members of the executive management team: non-GAAP EPS performance-based restricted stock units (“EPS-PSUs”) and relative total shareholder return performance-based restricted stock units (“TSR-PSUs”). For EPS-PSUs, share-based compensation expense is recognized ratably over the vesting period when it is probable that specified performance targets are expected to be achieved based on management’s projections. Management’s projections are revised, if necessary, in subsequent periods when underlying factors change the evaluation of the probability of achieving the performance targets as well as the level of achievement. When the estimated achievement levels are adjusted at a later date, a cumulative adjustment to the share-based compensation expense previously recognized would be required. Accordingly, share-based compensation expense associated with EPS-PSUs may differ significantly from period to period based on changes to both the probability and the level of achievement against performance targets. For TSR-PSUs, we recognize the related compensation expense based on the fair value of the TSR-PSUs, which is determined using the Monte-Carlo simulation valuation model as of the date of grant. The expense related to TSR-PSUs is recognized on a straight-line basis from the grant date to the end of the performance period, which is generally three years, regardless of whether the target relative total shareholder return is achieved.

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

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2020, using a quantitative assessment, noting no impairment. As of December 31, 2020, there were no indicators of impairment of our long-lived assets.

We have a significant amount of goodwill, intangible assets and other long-lived assets. The following table shows the breakdown of goodwill, intangible assets and property, plant and equipment by reportable segment as of December 31, 2020 (in thousands):

	Goodwill	Intangible Assets, net	Property, Plant & Equipment, net
Photonics	$116,056	$59,900	$32,449
Vision	133,473	69,253	33,181
Precision Motion	36,451	19,368	8,762
Unallocated Corporate and Shared Services	—	—	4,284
Total	$285,980	$148,521	$78,676

Contingent Consideration. We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Key assumptions used in the determination of the fair value of the contingent consideration include the following:

•	future revenue projections;
•	volatility of future revenue; and
•	discount rates used to present value the projected cash flows.

On a quarterly basis, we revalue these assumptions and record the necessary adjustments to fair value in the consolidated statement of operations. Changes to contingent consideration obligation can result from adjustments to future revenue projections, volatility of future revenue and discount rates.

The assumptions used for the determination of the fair value of contingent considerations include a significant amount of judgment, and changes in the underlying estimates could have a material impact on the amount of contingent consideration expense recorded in any given period.

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

Judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate outcome is uncertain. Although we believe our estimates are reasonable, there is no assurance that the final outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and net income in the period in which such determination is made.

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

In conjunction with our ongoing review of our actual results and anticipated future earnings, we continuously reassess the adequacy of the valuation allowance currently in place on our deferred tax assets. In 2020, we reversed valuation allowance of $0.7 million recorded on net operating losses and other timing items in certain tax jurisdictions due to current and forecasted taxable income.

The amount of income taxes we pay is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our tax liabilities in the period that the assessments are made or resolved, or when the statute of limitations for certain periods expires. As of December 31, 2020, the total amount of gross unrecognized tax benefits was $5.3 million, of which $5.0 million would favorably affect our effective tax rate, if recognized. Over the next twelve months, we may need to recognize up to $0.5 million of previously unrecognized tax benefits in the event of statute of limitations closures.

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in nature. This amount becomes taxable upon a repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. The amount of undistributed earnings of foreign subsidiaries totaled $220.4 million as of December 31, 2020. The estimated unrecognized income and foreign withholding tax liabilities on this temporary difference is approximately $3.9 million.

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

We had foreign currency contracts with notional amounts totaling $28.5 million and a fair value of less than $0.1 million as of December 31, 2020. A hypothetical 10% strengthening of the U.S. dollar against other currencies would result in an approximately $1.6 million increase in the fair value of our foreign currency contracts as of December 31, 2020. By contrast, a hypothetical 10% weakening of the U.S. dollar against other currencies would result in an approximately $1.6 million decrease in the fair value of our foreign currency contracts as of December 31, 2020.

Interest Rates

Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We have $204.8 million of outstanding variable rate debt as of December 31, 2020. A 100 basis point increase in interest rates at December 31, 2020 would increase our annual pre-tax interest expense by approximately $2.0 million.

Item 8. Financial Statements and Supplementary Data

NOVANTA INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Novanta Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Novanta Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value Measurements of the Contingent Consideration for ARGES GmbH and Ingenia-CAT, S.L. Acquisitions

As described in Notes 4 and 7 to the consolidated financial statements, the Company had $8.0 million of contingent consideration liabilities as of December 31, 2020 related to the 2019 acquisitions of ARGES GmbH and Ingenia-CAT, S.L. The contingent consideration payments are payable annually based on the achievement of certain revenue targets by the Company from July 2019 through December 2026 for ARGES GmbH and from April 2019 through March 2022 for Ingenia-CAT, S.L. Management determines the estimated fair value of contingent consideration liabilities using a Monte Carlo valuation method. The following unobservable inputs were used by management to determine the fair value measurement of the contingent consideration liabilities: historical and projected revenues, revenue volatilities, cost of debt, and the discount rates.

The principal considerations for our determination that performing procedures relating to the fair value measurements of  the contingent consideration for ARGES GmbH and Ingenia-CAT, S.L. acquisitions is a critical audit matter are (i) the significant judgment by management when developing the estimated fair value measurements; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the Monte Carlo valuation method and evaluating management's significant assumptions related to  the projected revenues, revenue volatilities, and the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s fair value measurements of the contingent consideration, including controls over management’s valuation method, significant assumptions and data. These procedures also included, among others, (i) testing management’s process for developing the fair value measurements of the contingent consideration, (ii) evaluating the appropriateness of the Monte Carlo valuation method, (iii) testing the completeness and accuracy of underlying data used in the method, and (iv) evaluating the significant assumptions used by management related to the projected revenues, revenue volatilities, and discount rates. Evaluating the assumptions related to projected revenues involved evaluating whether the assumptions used by management were reasonable considering current and past performance of the acquired businesses, consistency with external market data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s Monte Carlo valuation method and the revenue volatilities and discount rates assumptions.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 1, 2021

We have served as the Company’s auditor since 2013.

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$125,054	$78,944
Accounts receivable, net of allowance of $274 and $297, respectively	75,054	91,078
Inventories	92,737	116,618
Prepaid income taxes and income taxes receivable	3,203	5,905
Prepaid expenses and other current assets	8,125	11,967
Total current assets	304,173	304,512
Property, plant and equipment, net	78,676	77,556
Operating lease assets	34,444	35,180
Deferred tax assets	10,491	8,890
Other assets	2,894	2,713
Intangible assets, net	148,521	166,175
Goodwill	285,980	274,710
Total assets	$865,179	$869,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$5,508	$5,031
Accounts payable	42,966	52,585
Income taxes payable	5,787	1,861
Current portion of operating lease liabilities	6,188	5,043
Accrued expenses and other current liabilities	53,780	70,326
Total current liabilities	114,229	134,846
Long-term debt	194,927	215,334
Operating lease liabilities	32,802	34,108
Deferred tax liabilities	24,134	26,676
Income taxes payable	5,112	4,713
Other liabilities	17,166	36,887
Total liabilities	388,370	452,564
Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,163 and 35,052, respectively	423,856	423,856
Additional paid-in capital	58,992	49,748
Accumulated deficit	6,202	(38,319)
Accumulated other comprehensive loss	(12,241)	(18,113)
Total stockholders’ equity	476,809	417,172
Total liabilities and stockholders’ equity	$865,179	$869,736

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$590,623	$626,099	$614,337
Cost of revenue	346,106	364,014	352,809
Gross profit	244,517	262,085	261,528
Operating expenses:
Research and development and engineering	60,996	55,965	51,024
Selling, general and administrative	109,853	118,407	115,900
Amortization of purchased intangible assets	13,970	15,857	15,550
Restructuring and acquisition related costs	3,810	16,574	8,041
Total operating expenses	188,629	206,803	190,515
Operating income	55,888	55,282	71,013
Interest income (expense), net	(6,564)	(8,493)	(9,814)
Foreign exchange transaction gains (losses), net	(942)	(780)	147
Other income (expense), net	21	(243)	(44)
Income before income taxes	48,403	45,766	61,302
Income tax provision	3,882	4,993	10,207
Consolidated net income	44,521	40,773	51,095
Less: Net income attributable to noncontrolling interest	—	-	(1,986)
Net income attributable to Novanta Inc.	$44,521	$40,773	$49,109

Earnings per common share attributable to Novanta Inc. (Note 9):
Basic	$1.27	$1.16	$1.46
Diluted	$1.25	$1.15	$1.43

Weighted average common shares outstanding—basic	35,144	35,030	34,913
Weighted average common shares outstanding—diluted	35,654	35,546	35,473

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

	Year Ended December 31,
	2020	2019	2018
Consolidated net income	$44,521	$40,773	$51,095
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	6,922	3,267	(4,172)
Pension liability adjustments, net of tax (2)	(1,050)	1,147	(475)
Total other comprehensive income (loss)	5,872	4,414	(4,647)
Total consolidated comprehensive income	50,393	45,187	46,448
Less: Comprehensive income attributable to noncontrolling interest	—	—	(1,986)
Comprehensive income attributable to Novanta Inc.	$50,393	$45,187	$44,462

(1)	The tax effect on this component of comprehensive income was $0, $3 and ($93) in 2020, 2019 and 2018, respectively.
(2)	The tax effect on this component of comprehensive income was ($202), $267 and ($153) in 2020, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	# of Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2017	34,595	$423,856	$33,309	$(127,740)	$(17,880)	$311,545
Net income	—	—	—	49,109	—	49,109
Redeemable noncontrolling interest redemption value adjustment	—	—	—	1,781	—	1,781
Acquisition of noncontrolling interest	213	—	14,401	—	—	14,401
Common shares issued under stock plans	231	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(64)	—	(3,556)	—	—	(3,556)
Repurchases of common shares	(89)	—	(5,850)	—	—	(5,850)
Share-based compensation	—	—	7,714	—	—	7,714
Adoption of ASU 2016-16	—	—	—	(2,242)	—	(2,242)
Other comprehensive income, net of tax	—	—	—	—	(4,647)	(4,647)
Balance at December 31, 2018	34,886	423,856	46,018	(79,092)	(22,527)	368,255
Net income	—	—	—	40,773	—	40,773
Common shares issued for business combination	124	—	10,900	—	—	10,900
Common shares issued under stock plans	247	—	425	—	—	425
Common shares withheld for taxes on vested stock awards	(86)	—	(6,935)	—	—	(6,935)
Repurchases of common shares	(119)	—	(10,000)	—	—	(10,000)
Share-based compensation	—	—	9,340	—	—	9,340
Other comprehensive loss, net of tax	—	—	—	—	4,414	4,414
Balance at December 31, 2019	35,052	423,856	49,748	(38,319)	(18,113)	417,172
Net income	—	—	—	44,521	—	44,521
Common shares issued under stock plans	270	—	179	—	—	179
Common shares withheld for taxes on vested stock awards	(94)	—	(8,554)	—	—	(8,554)
Repurchases of common shares	(65)	—	(5,500)	—	—	(5,500)
Share-based compensation	—	—	23,119	—	—	23,119
Other comprehensive income, net of tax	—	—	—	—	5,872	5,872
Balance at December 31, 2020	35,163	$423,856	$58,992	$6,202	$(12,241)	$476,809

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Consolidated net income	$44,521	$40,773	$51,095
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	38,293	38,280	37,052
Provision for inventory excess and obsolescence	4,002	3,188	1,898
Share-based compensation	23,119	9,340	7,714
Deferred income taxes	(4,113)	(4,332)	(6,076)
Loss on disposal of fixed assets	120	756	106
Contingent consideration adjustments	(6,632)	100	—
Inventory acquisition fair value adjustment	188	1,270	—
Non-cash interest expense	1,045	1,055	955
Other non-cash items	157	259	(165)
Changes in assets and liabilities which provided/(used) cash, excluding effects from businesses acquisitions:
Accounts receivable	18,026	(3,600)	(1,156)
Inventories	22,102	(7,397)	(15,603)
Prepaid expenses and other current assets	4,456	(1,526)	1,350
Prepaid income taxes, income taxes receivable and income taxes payable	6,015	(4,966)	(1,485)
Accounts payable, accrued expenses and other current liabilities	(14,484)	(14,800)	14,888
Other non-current assets and liabilities	3,424	4,848	(926)
Cash provided by operating activities	140,239	63,248	89,647
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,524)	(10,743)	(14,658)
Acquisition of businesses, net of cash acquired and working capital adjustments	—	(53,143)	(29,600)
Acquisition of assets	—	—	(1,599)
Payment of contingent consideration related to acquisition of technology assets	(2,632)	—	—
Proceeds from sale of property, plant and equipment	—	42	267
Cash used in investing activities	(13,156)	(63,844)	(45,590)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	66,792	55,253
Repayments under term loan and revolving credit facilities	(35,391)	(50,694)	(74,648)
Payments of debt issuance costs	(1,614)	(2,655)	—
Payments of withholding taxes from share-based awards	(8,554)	(6,935)	(3,556)
Payments of deferred and escrowed purchase price related to acquisitions	(31,021)	—	—
Payment of contingent consideration related to an acquisition	(1,135)	—	—
Repurchases of common shares	(5,500)	(10,000)	(5,850)
Acquisition of noncontrolling interest	—	—	(30,800)
Other financing activities	(1,142)	(443)	(563)
Cash provided by (used in) financing activities	(84,357)	(3,935)	(60,164)
Effect of exchange rates on cash and cash equivalents	3,384	1,432	(1,907)
Increase (decrease) in cash and cash equivalents	46,110	(3,099)	(18,014)
Cash and cash equivalents, beginning of year	78,944	82,043	100,057
Cash and cash equivalents, end of year	$125,054	$78,944	$82,043
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,529	$8,389	$8,924
Cash paid for income taxes	$5,879	$14,260	$20,323
Income tax refunds received	$4,833	$767	$3,011
Supplemental disclosure of non-cash investing activity:
Accrual for capital expenditures	$166	$638	$1,187

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

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

Prior to January 10, 2017, the Company had an approximately 41% ownership interest in Laser Quantum Limited (“Laser Quantum”), a privately held company located in the United Kingdom (“U.K.”), which was accounted for under the equity method of accounting. On January 10, 2017, the Company acquired an additional approximately 35% of the outstanding shares of Laser Quantum for $31.1 million in cash. As a result of this transaction, the Company’s ownership in Laser Quantum increased from approximately 41% to approximately 76%. Since January 10, 2017, Laser Quantum has been consolidated in the Company’s consolidated financial statements. On September 27, 2018, the Company acquired the remaining approximately 24% of the outstanding shares of Laser Quantum for an aggregate consideration of $45.1 million in cash and restricted stock.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the period in which they are deemed to be necessary. The Company evaluates its estimates based on historical experience, current conditions, including estimated economic implications of the COVID-19 pandemic, and various other assumptions that it believes are reasonable under the circumstances. The accounting estimates assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, accruals for contingent earnout agreements from business acquisitions, share-based compensation expense associated with performance-based restricted stock units, and the carrying value of goodwill and other long-lived assets. While there was not a material change to the consolidated financial statements related to these estimates as of and for the year ended December 31, 2020, the Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

Accounts Receivable and Credit Losses

Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts based on the Company’s best estimate of probable credit losses. The Company is exposed to credit losses primarily through sales of its products. The Company assesses each customer’s ability to pay by conducting a credit review which includes consideration of established credit rating or an internal assessment of the customer’s creditworthiness based on an analysis of their payment history when a credit rating is not available. The Company monitors the credit exposure through active review of customer balances. The Company’s expected loss methodology for accounts receivable is developed through consideration of factors including, but not limit to, historical collection experience, current customer credit ratings, current customer financial condition, current and future economic and market condition, and age of the receivables. Charges related to credit losses are included as selling, general and administrative expenses and are recorded in the period that the outstanding receivables are determined to be uncollectible. Account balances are charged off against the allowance when the Company believes it is certain that the receivable will not be recovered.

For the years ended December 31, 2020, 2019 and 2018, changes in the allowance for doubtful accounts were as follows (in thousands):

	2020	2019	2018
Balance at beginning of year	$297	$321	$554
Addition to credit loss expense	158	33	66
Credit loss resulting from acquisitions	—	120	—
Write-offs, net of recoveries of amounts previously reserved	(207)	(179)	(295)
Exchange rate changes	26	2	(4)
Balance at end of year	$274	$297	$321

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

The Company’s most significant intangible assets are customer relationships, patents and developed technologies, trademarks and trade names. The fair values of intangible assets are based on valuations using an income approach, with estimates and assumptions provided by management of the acquired companies and the Company. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, customer attrition rates, royalty rates, discount rates and projected future cash flows. All definite-lived intangible assets are amortized over the

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

periods in which their economic benefits are expected to be realized. The Company reviews the useful life assumptions, including the classification of certain intangible assets as “indefinite-lived,” on a periodic basis to determine if changes in circumstances warrant revisions to them. Costs associated with patent and intellectual property applications, renewals or extensions are typically expensed as incurred.

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

AS OF DECEMBER 31, 2020

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

The Company also grants two types of performance-based awards to certain members of the executive management team: non-GAAP earnings per share performance-based restricted stock units (“EPS-PSUs”) and relative total shareholder return performance-based restricted stock units (“TSR-PSUs”). Share-based compensation expense associated with EPS-PSUs is recognized ratably over the vesting period when it is probable that the performance targets are expected to be achieved based on management’s projections. Management’s projections are revised, if necessary, in subsequent periods when underlying factors change the evaluation of the probability of achieving the performance targets as well as the level of achievement. When the estimated achievement levels are adjusted at a later date, a cumulative adjustment to the share-based compensation expense previously recognized would be required. Accordingly, share-based compensation expense associated with EPS-PSUs may differ significantly from period to period based on changes to both the probability and the level of achievement against performance targets. Share-based compensation expense associated with TSR-PSUs is based on the grant-date fair value, determined using the Monte-Carlo valuation model, and is recognized on a straight-line basis from the grant date to the end of the performance period. Compensation expense will not be affected by the number of TSR-PSUs that will actually vest at the end of the performance period.

Advertising Costs

Advertising costs are expensed to selling, general and administrative expenses as incurred and were not material for 2020, 2019 and 2018.

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

AS OF DECEMBER 31, 2020

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

		January 1, 2021. Early adoption is permitted.	The adoption of ASU 2019-12 is not expected to have a material impact on the Company’s consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
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

		January 1, 2020.	The Company adopted ASU 2016-13 during the first quarter of 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.”	ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	Upon issuance. Adoption of ASU 2020-04 is elective.	The Company does not expect the impact of ASU 2020-04 to be material to its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation - retirement benefits - defined benefit plans – General (Subtopic 715-20): Disclosure framework – Change to the disclosure requirements for defined benefit plans.”

	ASU 2018-14 provides minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans.	Fiscal years ending after December 15, 2020	The Company adopted ASU 2018-14 during the fourth quarter of 2020. The adoption of this standard did not have a material impact on the Company's financial statements.

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

AS OF DECEMBER 31, 2020

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

Warranties

The Company generally provides warranties for its products. The standard warranty period is typically 12 months to 24 months for the Photonics and Precision Motion segments and 12 months to 36 months for the Vision segment. The standard warranty period for product sales is accounted for under the provisions of ASC 450, “Contingencies,” as the Company has the ability to ascertain the likelihood of the liability and can reasonably estimate the amount of the liability. A provision for the estimated warranty cost is recorded in cost of revenue at the time revenue is recognized. The Company’s estimate of costs to service the warranty obligations is based on historical experience and expectations of future conditions. To the extent that the Company’s experience in warranty claims or costs associated with servicing those claims differ from the original estimates, revisions to the estimated warranty liability are recorded at that time, with an offsetting adjustment to cost of revenue.

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of December 31, 2020 and December 31, 2019, contract liabilities were $6.5 million and $3.6 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the year ended December 31, 2020 is primarily due to cash payments received in advance of satisfying performance obligations offset by $3.3 million of revenue recognized during the year that was included in the contract liability balance at December 31, 2019.

Disaggregated Revenue

See Note 18 for the Company’s disaggregation of revenue by segment, geography and end market.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

4. Business Combinations

2019 Acquisitions

On July 31, 2019, the Company acquired 100% of the outstanding shares of ARGES GmbH (“ARGES”), a Wackersdorf, Germany-based manufacturer of innovative laser scanning subsystems used in industrial materials processing and medical applications, for a total purchase price of €65.7 million ($73.2 million), including net working capital adjustments. The purchase price consists of €24.0 million ($26.7 million) cash paid at closing, 124 thousand Novanta common shares issued at closing (with a fair market value of €9.8 million, or $10.9 million, based on the closing market price of $87.58 per share on July 30, 2019), €7.1 million ($7.9 million) estimated fair value of contingent consideration and €24.8 million ($27.7 million) deferred cash consideration. The initial cash purchase price was financed with borrowings under the Company’s revolving credit facility. The contingent consideration will be payable annually based on actual revenue achievement against certain revenue targets from August 2019 through December 2026, with the first payment due in the first quarter of 2021. The undiscounted range of contingent consideration is zero to €10.0 million. In 2020, the Company paid €25.0 million to the former owner of ARGES in deferred cash consideration and to settle working capital. The addition of ARGES complements and expands the Company’s existing portfolio of lasers and laser beam steering solutions capabilities within the Photonics reportable segment.

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

On April 16, 2019, the Company acquired 100% of the outstanding stock of Ingenia-CAT, S.L. (“Ingenia”), a Barcelona, Spain-based provider of high-performance servo drives and control software to OEMs in the medical and advanced industrial markets, for a total purchase price of €14.3 million ($16.2 million), net of working capital adjustments. The purchase price consists of €8.5 million ($9.6 million) cash consideration and €5.8 million ($6.6 million) estimated fair value of contingent consideration. The initial cash purchase price was financed with cash on hand and borrowings under the Company’s revolving credit facility. The contingent consideration will be payable annually based on actual revenue achievement against certain revenue targets from April 2019 through March 2022, with the first payment due in the second quarter of 2020. The undiscounted range of contingent consideration is zero to €8.0 million. The Ingenia purchase and sale agreement requires €0.8 million ($0.9 million) of the purchase price to be held back by the Company for indemnification of certain representations and warranties claims by the Company until the expiration of the holdback agreement in October 2020. The Company released the indemnification holdback in the fourth quarter of 2020. The addition of Ingenia enhances the Company’s strategic position in precision motion control industry by enabling it to offer a broader range of motion control technologies and integrated solutions. Ingenia is included in the Company’s Precision Motion reportable segment.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

ARGES

The final purchase price for ARGES was allocated as follows (in thousands):

Amount
Cash	$3,159
Accounts receivable	1,430
Inventories	7,129
Property, plant and equipment	14,095
Intangible assets	24,713
Goodwill	42,951
Other assets	2,244
Total assets acquired	95,721
Accounts payable	2,598
Deferred tax liabilities	5,510
Other liabilities	14,462
Total liabilities assumed	22,570
Total assets acquired, net of liabilities assumed	73,151
Less: cash acquired	3,159
Total purchase price, net of cash acquired	69,992
Less: contingent consideration	7,870
Less: issuance of common shares	10,900
Less: deferred cash consideration	27,664
Initial cash purchase price, net of cash acquired	$23,558

The fair value of intangible assets for ARGES is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$11,355	15 years
Customer relationships	11,800	15 years
Trademarks and trade names	1,225	10 years
Backlog	333	5 months
Total	$24,713

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

AS OF DECEMBER 31, 2020

The pro forma financial information reflecting the operating results of ARGES, as if it had been acquired as of January 1, 2018, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2018.

Med X Change and Ingenia

The final purchase price allocation for Med X Change and Ingenia is as follows (in thousands):

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

AS OF DECEMBER 31, 2020

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

AS OF DECEMBER 31, 2020

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

Acquisition Costs

The Company did not consummate an acquisition during 2020. The Company recognized acquisition costs of $1.6 million and $1.1 million in the years ended December 31, 2019 and 2018, respectively, related to the acquisitions that occurred during these years. These costs consisted of finders’ fees, legal, valuation and other professional or consulting fees. These amounts were included in restructuring and acquisition related costs in the consolidated statements of operations.

5. Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is defined as other changes in stockholders’ equity that do not represent transactions with stockholders or in the Company’s stock. Changes in accumulated other comprehensive loss were as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Income (Loss)	Adjustments	Adjustments
Balance at December 31, 2017	$(17,880)	$(8,313)	$(9,567)
Other comprehensive income (loss)	(5,473)	(4,172)	(1,301)
Amounts reclassified from accumulated other comprehensive loss (1)	826	—	826
Balance at December 31, 2018	(22,527)	(12,485)	(10,042)
Other comprehensive income (loss)	3,428	3,267	161
Amounts reclassified from accumulated other comprehensive loss (1)	986	—	986
Balance at December 31, 2019	(18,113)	(9,218)	(8,895)
Other comprehensive income (loss)	5,157	6,922	(1,765)
Amounts reclassified from accumulated other comprehensive loss (1)	715	—	715
Balance at December 31, 2020	$(12,241)	$(2,296)	$(9,945)
(1)

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

6. Goodwill, Intangible Assets and Impairment Charges

Goodwill

The following table summarizes changes in goodwill during the year ended December 31, 2020 (in thousands):

December 31, 2020
Balance at beginning of year	$274,710
Goodwill adjustment from acquisitions	(93)
Effect of foreign exchange rate changes	11,363
Balance at end of year	$285,980

Goodwill by reportable segment as of December 31, 2020 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$218,517	$165,195	$53,497	$437,209
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$116,056	$133,473	$36,451	$285,980

Goodwill by reportable segment as of December 31, 2019 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$213,413	$160,086	$52,440	$425,939
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$110,952	$128,364	$35,394	$274,710

Intangible Assets

Intangible assets as of December 31, 2020 and 2019, respectively, are summarized as follows (dollar amounts in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and developed technologies	$164,430	$(110,572)	$53,858	8.8
Customer relationships	167,429	(92,892)	74,537	10.9
Trademarks and trade names	18,367	(11,268)	7,099	7.8
Amortizable intangible assets	350,226	(214,732)	135,494	9.9
Non-amortizable intangible assets:
Trade names	13,027	—	13,027
Total	$363,253	$(214,732)	$148,521

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

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

	Year Ended December 31,
	2020	2019	2018
Amortization expense – cost of revenue	$11,123	$10,588	$10,060
Amortization expense – operating expenses	13,970	15,857	15,550
Total amortization expense	$25,093	$26,445	$25,610

Estimated future amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2021	$11,998	$14,376	$26,374
2022	10,274	13,535	23,809
2023	9,033	11,777	20,810
2024	6,752	9,738	16,490
2025	5,273	8,105	13,378
Thereafter	10,528	24,105	34,633
Total	$53,858	$81,636	$135,494

Impairment Charges

The Company did not have any goodwill or indefinite-lived intangible asset impairment charges during 2020, 2019 or 2018.

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

Level 2: Observable inputs other than those described in Level 1

Level 3: Unobservable inputs

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

Current Assets and Liabilities

The Company’s cash equivalents are highly liquid investments with original maturities of three months or less, which represent an asset the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The fair values of cash equivalents, accounts receivable, income taxes receivable, accounts payable, income taxes payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

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

Contingent Considerations

On July 31, 2019, the Company acquired ARGES. Under the purchase and sale agreement for the ARGES acquisition, the former owner of ARGES is eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from August 2019 through December 2026. The undiscounted range of possible contingent consideration is zero to €10.0 million ($11.1 million). If the revenue targets are achieved, the contingent consideration would be payable annually with the first payment due in the first quarter of 2021. The estimated fair value of the contingent consideration of €7.1 million ($7.9 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring and acquisition related costs until the liability is fully settled. Based on revenue performance through December 31, 2020 and the most recent revenue projections for fiscal years 2021 to 2026, the fair value of the contingent consideration was adjusted to €4.1 million ($5.1 million), of which €0.4 million ($0.4 million) is expected to be paid in the first quarter of 2021 and is recorded in accrued expenses and other current liabilities. The remaining fair value is reported as a long-term liability in other liabilities on the consolidated balance sheet as of December 31, 2020.

On April 16, 2019, the Company acquired Ingenia. Under the purchase and sale agreement for the Ingenia acquisition, the former shareholders of Ingenia are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from April 2019 through March 2022. The undiscounted range of possible contingent consideration is zero to €8.0 million ($9.0 million). If the revenue targets are achieved, the contingent consideration would be payable in three annual installments from 2020 to 2022. The estimated fair value of the contingent consideration of €5.8 million ($6.6 million) as of the acquisition date was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring and acquisition related costs until the liability is fully settled. The first payment of €1.0 million ($1.1 million) was made in the second quarter of 2020.  Based on revenue performance through December 31, 2020 and the most recent revenue projections for fiscal years 2021 to 2022, the fair value of the remaining contingent consideration was adjusted to €2.3 million ($2.9 million), of which €1.3 million ($1.6 million) is expected to be paid in the second quarter of 2021 and is recorded in accrued expenses and other current liabilities. The remaining fair value is reported as a long-term liability in other liabilities on the consolidated balance sheet as of December 31, 2020.

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the owners are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from 2018 to 2021 from products utilizing the acquired technologies. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If the revenue targets are achieved, the contingent consideration would be payable in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. Subsequent changes in the estimated fair value of this contingent liability are recorded as adjustments to the carrying value of the asset acquired and amortized over the remaining useful life of the underlying assets. The first payment of €2.4 million ($2.6 million) was made in the first quarter of 2020.  Based on revenue performance as of December 31, 2020 and the most recent revenue projections for fiscal year 2021, the fair value of the remaining contingent consideration was adjusted to €2.9 million ($3.6 million), of which €1.9 million ($2.3 million) will be paid in the first quarter of

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

2021 and is reported in accrued expenses and other current liabilities. The remaining fair value is reported as a long-term liability in other liabilities on the consolidated balance sheet as of December 31, 2020.

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$11,047	$11,047	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	27	—	27	—
	$11,074	$11,047	$27	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$4,280	$—	$—	$4,280
Foreign currency forward contracts	—	—	—	—
Other liabilities:
Contingent considerations - Long-term	7,276	—	—	7,276
	$11,556	$—	$—	$11,556

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$9,262	$9,262	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	50	—	50	—
	$9,312	$9,262	$50	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$3,813	$—	$—	$3,813
Foreign currency forward contracts	99	—	99	-
Other liabilities:
Contingent considerations - Long-term	16,504	—	—	16,504
	$20,416	$—	$99	$20,317

During the years ended December 31, 2020 and 2019, there were no transfers between fair value levels.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

Changes in the fair value of Level 3 contingent considerations for the year ended December 31, 2020 were as follows (in thousands):

Contingent Considerations
Balance at December 31, 2019	$20,317
Fair value adjustments	(6,166)
Payments	(3,767)
Effect of foreign exchange rates	1,172
Balance at December 31, 2020	$11,556

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	December 31, 2020 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (ARGES)	$5,086	Monte Carlo method	Historical and projected revenues from July 2019 through December 2026	N/A
			Revenue volatility	21.0%
			Cost of debt	2.6%
			Discount rate	3.7%

Contingent consideration (Ingenia)	$2,871	Monte Carlo method	Historical and projected revenues from April 2019 through March 2022	N/A
			Revenue volatility	38.5%
			Cost of debt	3.1%
			Discount rate	9.6%

Contingent consideration (Other)	$3,599	Discounted cash flow method	Historical and projected revenues for fiscal years 2018 to 2021	N/A
			Discount rate	22.8%

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

As of December 31, 2020, the notional amount and fair value of the Company’s foreign currency forward contracts was $28.5 million and a net gain of less than $0.1 million, respectively. As of December 31, 2019, the notional amount and fair value of the Company’s foreign currency forward contracts was $12.4 million and a net loss of less than $0.1 million, respectively.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

For the years ended December 31, 2020, 2019 and 2018, the Company recognized aggregate net gains of $1.3 million, $0.8 million and $1.5 million, respectively, from the settlement of foreign currency forward contracts, which were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

9. Earnings per Common Share

Basic earnings per common share is computed by dividing net income attributable to Novanta Inc., after redeemable noncontrolling interest redemption value adjustment, if any, by the weighted average number of common shares outstanding during the year. Prior to the acquisition of the remaining noncontrolling interest in Laser Quantum in September 2018, the Company recognized changes in the redeemable noncontrolling interest redemption value by adjusting the carrying amount of the redeemable noncontrolling interest as of the end of the period to the higher of: (i) the estimated redemption value assuming the end of the period was also the redemption date or (ii) the carrying value without any redemption value adjustments. Such adjustments were recorded in retained earnings in stockholders’ equity instead of net income attributable to Novanta Inc. However, for both basic and diluted earnings per common share, such redemption value adjustments were included in the calculation of the numerator for 2018.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2020(1)	2019(2)	2018(3)
Numerators:
Consolidated net income	$44,521	$40,773	$51,095
Less: Net income attributable to noncontrolling interest	—	—	(1,986)
Net income attributable to Novanta Inc.	44,521	40,773	49,109
Redeemable noncontrolling interest redemption value adjustment	—	—	1,781
Net income attributable to Novanta Inc. after adjustment for redeemable noncontrolling interest redemption value	$44,521	$40,773	$50,890

Denominators:
Weighted average common shares outstanding— basic	35,144	35,030	34,913
Dilutive potential common shares	510	516	560
Weighted average common shares outstanding— diluted	35,654	35,546	35,473
Antidilutive potential common shares excluded from above	13	41	4

Earnings per Common Share Attributable to Novanta Inc.:
Basic	$1.27	$1.16	$1.46
Diluted	$1.25	$1.15	$1.43
(1)

For the year ended December 31, 2020, 45 non-GAAP EPS performance-based restricted stock units granted to certain members of the executive management team and 213 shares of restricted stock issued to Laser Quantum former non-controlling interest shareholders are considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of December 31, 2020.

(2)

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

AS OF DECEMBER 31, 2020

(3)

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

10. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the dates indicated (in thousands):

Inventories

	December 31,
	2020	2019
Raw materials	$55,657	$76,268
Work-in-process	15,487	15,096
Finished goods	20,234	23,431
Demo and consigned inventory	1,359	1,823
Total inventories	$92,737	$116,618

Property, Plant and Equipment, Net

	December 31,
	2020	2019
Cost:
Land, buildings and improvements	$71,341	$67,376
Machinery and equipment	93,494	87,471
Total cost	164,835	154,847
Accumulated depreciation	(86,159)	(77,291)
Property, plant and equipment, net	$78,676	$77,556

The Company capitalized software development costs of less than $0.1 million, $0.2 million and $1.1 million in 2020, 2019 and 2018, respectively, in accordance with the guidance in ASC 350-40, “Internal-Use Software.”

The following table summarizes depreciation expense on property, plant and equipment, including demo units and assets under finance leases (in thousands):

	Year Ended December 31,
	2020	2019	2018
Depreciation expense	$13,200	$11,835	$11,442

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

 Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of the dates indicated (in thousands):

	December 31,
	2020	2019
Accrued compensation and benefits	$12,510	$15,359
Contingent consideration and earn-outs	10,796	3,813
Finance lease obligations	9,720	1,307
Contract liabilities, current portion	6,173	3,219
Accrued warranty	4,919	5,756
Deferred purchase price for acquisitions	—	27,735
Other	9,662	13,137
Total	$53,780	$70,326

Accrued Warranty

The following table summarizes changes in accrued warranty for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$5,756	$4,510	$4,835
Provision charged to cost of revenue	1,838	2,360	3,111
Warranty liabilities acquired from acquisitions	—	142	—
Use of provision	(2,805)	(1,282)	(3,341)
Foreign currency exchange rate changes	130	26	(95)
Balance at end of year	$4,919	$5,756	$4,510

Other Long Term Liabilities

The following table summarizes other long term liabilities as of the dates indicated (in thousands):

	December 31,
	2020	2019
Finance lease obligations	$5,908	$14,845
Accrued pension liabilities	1,511	1,473
Accrued contingent considerations and earn-outs	7,276	16,504
Other	2,471	4,065
Total	$17,166	$36,887

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

11. Debt

Debt consisted of the following (in thousands):

	December 31,
	2020	2019
Senior Credit Facilities – term loan	$5,545	$5,073
Less: unamortized debt issuance costs	(37)	(42)
Total current portion of long-term debt	5,508	5,031

Senior Credit Facilities – term loan	99,534	96,095
Senior Credit Facilities – revolving credit facility	99,761	123,384
Less: unamortized debt issuance costs	(4,368)	(4,145)
Total long-term debt	194,927	215,334

Total Senior Credit Facilities	$200,435	$220,365

Senior Credit Facilities

On December 31, 2019, the Company entered into an amended and restated credit agreement (as amended, the “Third Amended and Restated Credit Agreement”) with existing lenders for an aggregate credit facility of $450.0 million, originally consisting of a $100.0 million U.S. dollar equivalent euro-denominated (approximately €90.2 million) 5-year term loan facility and a $350.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December 2024. The Third Amended and Restated Credit Agreement amended and restated the Second Amended and Restated Credit Agreement dated as of May 19, 2016.

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

The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 0.25% to 1.25% per annum, determined by reference to the Company’s consolidated leverage ratio, or (b) the Eurocurrency Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 1.25% and 2.25% per annum, determined by reference to the Company’s consolidated leverage ratio. In addition, the Company is obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.40% per annum, determined by reference to the Company’s consolidated leverage ratio.

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

AS OF DECEMBER 31, 2020

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

As of December 31, 2020, the outstanding principal under the Company’s term loan facility is scheduled to be repaid as follows (in thousands):

Principal Amount
2021	$5,545
2022	5,545
2023	5,545
2024	88,444
Total debt repayments	$105,079

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million beginning in March 2020, with the remaining balance due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at anytime through December 2024. The Company may be required to prepay outstanding loans under the Third Amended and Restated Credit Agreement with the net proceeds of certain asset dispositions and incurrences of certain debt. At the election of the Company, and so long as no default shall have occurred, the Company may reinvest all, or any portion, of the net proceeds from such asset dispositions or incurrences of debt within a year.

As of December 31, 2020, the Company had $395.2 million available to be drawn under the revolving credit facility. Excluding commitment fees, the weighted average interest rate for the Senior Credit Facilities was approximately 1.53% as of December 31, 2020. The commitment fee rate for the unused commitments under the revolving credit facility was approximately 0.25% as of December 31, 2020.

Guarantees

The Senior Credit Facilities is guaranteed by Novanta Inc., Novanta Corporation, NDS Surgical Imaging LLC, Med X Change, Inc., Novanta Medical Technologies Corp., W.O.M. World of Medicine USA, Inc., Novanta Europe GmbH, Novanta UK Investments Holding Limited and Novanta Technologies UK Limited (collectively, “Guarantors”). Each Guarantor, jointly and severally, unconditionally guarantees the due and punctual payment of the principal, interest and fees under the Senior Credit Facilities, when due and payable, whether at maturity, by required prepayment, by acceleration or otherwise. In addition, Guarantors guarantee the due and punctual payment, fees and interest on the overdue principal of the Senior Credit Facilities and the due and punctual performance of all obligations of the Company in accordance with the terms of the Third Amended and Restated Credit Agreement. Furthermore, each Guarantor, jointly and severally, unconditionally guarantees that in the event of any extension, renewal, amendment, refinancing or modification of any of the Senior Credit Facilities, amounts due will be promptly paid in full when due in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise.

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

The maximum potential amount of future payments the Guarantors could be required to make under the Guarantee is the principal amount of the Senior Credit Facilities plus all accrued and unpaid interest thereon. However, as of December 31, 2020, the Guarantors were not expected to be required to perform under the Guarantee.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc. The Third Amended and Restated Credit Agreement also contains customary events of default.

Deferred Financing Costs

In connection with the execution of the Third Amended and Restated Credit Agreement and the First Amendment, the Company capitalized an additional $4.3 million of deferred financing costs. The Company allocated these costs between the term loan and the revolving credit facility based on the maximum borrowing capacity and amortizes the costs on a straight-line basis over the term of the Senior Credit Facilities. Previously unamortized deferred financing costs will continue to be amortized. Non-cash interest expense related to the amortization of the deferred financing costs was $1.0 million, $1.1 million and $1.0 million in 2020, 2019 and 2018, respectively. Unamortized deferred financing costs are presented as a reduction to the debt balances on the consolidated balance sheets.

Fair Value of Debt

As of December 31, 2020 and 2019, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

12. Leases

Most leases held by the Company expire between 2021 and 2034. In the U.K., where longer lease terms are more common, the Company has a land lease that extends through 2078. Certain leases include terms such as an option to purchase the property, one or more options to renew, with renewal terms that can extend the lease term from one to 10 years, and options to terminate the leases within one year. The exercise of lease renewal or termination option is at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s right-of-use assets and operating lease liabilities as they are not reasonably certain of being exercised. The Company regularly evaluates the renewal options and includes the renewal periods in the lease term when they are reasonably certain of being exercised. The depreciable life of right-of-use assets and leasehold improvements is limited to the expected lease terms.

The following table summarizes the components of lease costs (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$7,693	$7,638
Finance lease cost
Amortization of right-of-use assets	989	831
Interest on lease liabilities	432	430
Variable lease cost	1,336	1,329
Total lease cost	$10,450	$10,228

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

The following table provides the details of balance sheet information related to leases as of the date indicated (in thousands, except lease term and discount rate):

	December 31,
	2020	2019
Operating leases
Operating lease right-of-use assets	$34,444	$35,180

Current portion of operating lease liabilities	$6,188	$5,043
Operating lease liabilities	32,802	34,108
Total operating lease liabilities	$38,990	$39,151

Finance leases
Property, plant and equipment, gross	$19,819	$19,748
Accumulated depreciation	(4,934)	(4,649)
Finance lease assets included in property, plant and equipment, net	$14,885	$15,099

Accrued expenses and other current liabilities	$9,720	$1,307
Other liabilities	5,908	14,845
Total finance lease liabilities	$15,628	$16,152

Weighted-average remaining lease term (in years)
Operating leases	9.3	10.2
Finance leases	3.5	4.7
Weighted-average discount rate
Operating leases	5.50%	5.60%
Finance leases	3.00%	3.09%

The following table provides the details of cash flow information related to leases (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in lease liabilities:
Operating cash flows from finance leases	$432	$430
Operating cash flows from operating leases	$6,760	$7,768
Financing cash flows from finance leases	$1,321	$868
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,290	$7,723
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$9,209

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

Future minimum lease payments under operating and finance leases expiring subsequent to December 31, 2020, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ended December 31,	Operating Leases	Finance Leases(1)
2021	$7,297	$10,060
2022	6,937	907
2023	5,782	930
2024	4,811	954
2025	4,809	954
Thereafter	22,037	3,487
Total minimum lease payments	51,673	17,292
Less: interest	(12,683)	(1,664)
Present value of lease liabilities	$38,990	$15,628

(1)

Future minimum lease payments under finance leases include the exercise price of an option to purchase a facility in Germany exercised by the Company in December 2020 and expected to close in March 2021.

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

In October 2018, the Company’s Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of common shares. Share repurchases have been made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. During 2020, the Company repurchased 65 thousand shares for an aggregate purchase price of $5.5 million at an average price of $84.55 per share. During 2019, the Company repurchased 119 thousand shares for an aggregate purchase price of $10.0 million at an average price of $83.71 per share under the 2018 Repurchase Plan. The Company had $9.5 million available for share repurchases under the 2018 Repurchase Plan as of December 31, 2020.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

In February 2020, the Company’s Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of common shares, effective after the completion of the 2018 Repurchase Plan.

As of December 31, 2020, the Company had $59.5 million available under the 2018 and 2020 share repurchase plans for future share repurchases.

In an effort to preserve cash in light of the economic slowdown caused by the COVID-19 pandemic, the Company has temporarily suspended repurchases under the share repurchase plans since April 2020.

2010 Incentive Award Plan

In November 2010, the Company’s shareholders approved the 2010 Incentive Award Plan under which the Company may grant share-based compensation awards to employees, consultants and directors. In May 2014, the Company’s shareholders approved the amended and restated 2010 Incentive Award Plan and, in July 2016, the Company approved a further amended and restated 2010 Incentive Award Plan (as amended, the “Amended and Restated 2010 Incentive Plan”). The maximum number of shares which can be issued pursuant to the Amended and Restated 2010 Incentive Plan is 4,398,613, subject to adjustment as set forth in the Amended and Restated 2010 Incentive Plan. The Amended and Restated 2010 Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, deferred stock units, dividend equivalents, performance awards and stock payments (collectively referred to as “Awards”). The Amended and Restated 2010 Incentive Plan provides for specific limits on the number of shares with respect to Awards that may be granted to any person during any calendar year and the amount of cash that can be paid with respect to Awards to any one person during any calendar year. The Amended and Restated 2010 Incentive Plan will expire and no further Awards may be granted after April 9, 2024. As of December 31, 2020, there were 535,361 shares available for future awards under the Amended and Restated 2010 Incentive Plan.

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

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in operating income (in thousands):

	Year Ended December 31,
	2020	2019	2018
Selling, general and administrative	$14,550	$8,361	$6,997
Research and development and engineering	3,301	497	438
Cost of revenue	4,684	482	211
Restructuring and acquisition related costs	584	—	68
Total share-based compensation expense	$23,119	$9,340	$7,714

The expense recorded during each of the three years ended December 31, 2020, 2019 and 2018 included $1.0 million, $0.9 million and $0.5 million, respectively, related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

On April 15, 2020, the Company issued to all employees, other than the Chief Executive Officer, the Chief Financial Officer, the Chief Human Resources Officer, and the Chief Accounting Officer, a special one-time restricted stock unit grant at a total fair value of $14.4 million in the aggregate. The restricted stock units vested on February 16, 2021.

As of December 31, 2020, the Company’s outstanding equity awards for which compensation expense will be recognized in the future consisted of time-based restricted stock units and performance stock units granted under the Amended and Restated 2010 Incentive Plan. The Company expects to record an aggregate share-based compensation expense of $18.0 million, net of estimated forfeitures, over a weighted average period of 0.96 years subsequent to December 31, 2020, for all outstanding equity awards as of December 31, 2020.

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

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors. The compensation expense associated with the DSUs is recognized in full on the respective date of grant, as DSUs are fully vested and non-forfeitable upon grant. There were 162 thousand and 187 thousand DSUs outstanding as of December 31, 2020 and December 31, 2019, respectively, which were included in the calculation of weighted average basic shares outstanding for the respective periods.

The table below summarizes activities during 2020 relating to restricted and deferred stock units issued and outstanding under the Amended and Restated 2010 Incentive Plan:

	Restricted and Deferred Stock Units (In thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (In years)	Aggregate Intrinsic Value (1) (In thousands)
Unvested at December 31, 2019	453	$39.74
Granted	295	$85.96
Vested	(111)	$52.27
Forfeited	(12)	$78.65
Unvested at December 31, 2020	625	$58.79	0.67 years	$73,922
Expected to vest as of December 31, 2020	605	$57.85	0.67 years	$71,545
(1)

The aggregate intrinsic value is calculated based on the fair value of $118.22 per share of the Company’s common stock on December 31, 2020 due to the fact that the restricted stock units carry a $0 purchase price.

The total fair value of restricted stock units and deferred stock units that vested in 2020, based on the market price of the underlying shares on the day of vesting, was $10.4 million.

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

AS OF DECEMBER 31, 2020

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

The table below summarizes activities during 2020 relating to performance-based stock awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan:

	Performance Stock Units (1) (In thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (In years)	Aggregate Intrinsic Value (2) (In thousands)
Unvested at December 31, 2019	152	$57.95
Granted	50	$111.47
Performance adjustment (3)	60	$28.80
Vested	(120)	$28.80
Forfeited	—	$—
Unvested at December 31, 2020	142	$88.99	1.07 years	$16,437
Expected to vest as of December 31, 2020	150	$91.13	1.07 years	$17,724
(1)

The unvested PSUs are shown in this table at target. The number of shares vested reflects the number of shares earned and issued during the year. As of December 31, 2020, the maximum number of PSUs available to be earned was approximately 283 thousand.

(2)

The aggregate intrinsic value is calculated based on the fair value of $118.22 per share of the Company’s common stock on December 31, 2020 due to the fact that the performance stock units carry a $0 purchase price.

(3)

The amount shown represents performance adjustments for performance-based awards granted on February 28, 2017. These units vested at 200% during 2020 based on the achievement of cumulative Non-GAAP EPS and applicable relative TSR performance conditions during the performance period of fiscal years 2017 through 2019.

The total fair value of PSUs that vested in 2020, based on the market price of the underlying shares on the date of vesting, was $10.8 million.

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte-Carlo valuation model with the following assumptions:

Year Ended December 31, 2020
Grant-date stock price	$96.28
Expected volatility	34.25%
Risk-free interest rate	1.35%
Expected annual dividend yield	—
Weighted average fair value	$126.65

Stock Options

On March 30, 2016, the Company granted 193 thousand stock options to certain members of the executive management team to purchase common shares of the Company at a price equal to the closing market price of the Company’s common shares on the date of grant. The stock options vested ratably on the anniversary date of the grant date over a three-year period and expire on the tenth anniversary of the grant date. The fair value of these stock options was estimated using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options included the expected option term, the expected volatility of the Company’s common stock over the expected term of the options, the risk-free interest rate, and the expected dividend yield. The Company recognized the compensation expense of stock options on a straight-line basis in the consolidated statement of operations over the vesting period. No stock options were granted during 2020.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

The following table shows stock options that were outstanding, exercisable and expected to vest as of December 31, 2020 and the related weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value:

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (1) (In thousands)
Stock options outstanding	60	$14.13	5.25	$6,259
Stock options exercisable	60	$14.13	5.25	$6,259
(1)

The aggregate intrinsic value is calculated as the difference between the closing market price of $118.22 per share of the Company’s common stock on December 31, 2020 and the exercise price of the stock options.

The total intrinsic value of stock options exercised in 2020, based on the difference between the market price on the date of exercise and the date of grant, was $1.0 million. The total amount of cash received from the exercise of these stock options was $0.2 million. The Company did not record any income tax deductions from the stock options exercised in 2020 as these were non-qualified stock options.

14. Employee Benefit Plans

Defined Contribution Plans

The Company has defined contribution employee retirement savings plans in the U.S., the U.K. and Japan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. The Company’s matching contributions to the plans were $4.2 million, $4.4 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The net periodic pension cost is included in other income (expense) in the consolidated statements of operations and consisted of the following components (in thousands):

	Year Ended December 31,
	2020	2019	2018
Components of the net periodic pension cost:
Interest cost	$736	$971	$939
Expected return on plan assets	(1,340)	(1,671)	(1,717)
Amortization of actuarial losses	686	957	826
Amortization of prior service cost	29	29	—
Net periodic pension cost	$111	$286	$48

The actuarial assumptions used to compute the net periodic pension cost for the years ended December 31, 2020, 2019 and 2018, respectively, were as follows:

	Year Ended December 31,
	2020	2019	2018
Weighted-average discount rate	1.9%	2.7%	2.4%
Weighted-average long-term rate of return on plan assets	3.6%	5.1%	4.8%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

The actuarial assumptions used to compute the benefit obligations as of December 31, 2020 and 2019, respectively, were as follows:

	December 31,
	2020	2019
Weighted-average discount rate	1.2%	1.9%
Rate of inflation	2.6%	2.5%

 The discount rates used are derived from (AA) corporate bonds that have maturities approximating the terms of the pension obligations under the U.K. Plan. In estimating the expected return on plan assets, the Company considered the historical performance of the major asset classes held by the U.K. Plan and current forecasts of future rates of return for these asset classes.

The following table provides a reconciliation of benefit obligations and plan assets of the U.K. Plan (in thousands):

	December 31,
	2020	2019
Change in benefit obligation:
Projected benefit obligation at beginning of year	$40,456	$36,882
Interest cost	736	971
Actuarial (gains) losses (1)	5,410	3,005
Benefits paid	(1,111)	(1,696)
Foreign currency exchange rate changes	1,709	1,294
Projected benefit obligation at end of year	$47,200	$40,456
Accumulated benefit obligation at end of year	$47,200	$40,456
Change in plan assets:
Fair value of plan assets at beginning of year	$38,983	$33,124
Actual return on plan assets	5,170	5,410
Employer contributions	988	894
Benefits paid	(1,111)	(1,696)
Foreign currency exchange rate changes	1,659	1,251
Fair value of plan assets at end of year	$45,689	$38,983
Funded status at end of year	$(1,511)	$(1,473)
Amounts included in accumulated other comprehensive loss not yet recognized in net periodic pension cost:
Net actuarial losses at beginning of year	$(9,706)	$(11,120)
Net actuarial gains (losses) during the year	(1,580)	734
Amounts reclassified from accumulated other comprehensive income to income before income taxes	715	986
Foreign currency exchange rate changes	(387)	(306)
Net actuarial losses	$(10,958)	$(9,706)

(1)     Fiscal year 2020 and 2019 actuarial losses in the U.K. Plan primarily resulted from changes in the discount rate assumptions.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

The funded status of the U.K. Plan is included in other long term liabilities in the accompanying consolidated balance sheets.

The following table reflects the total expected benefit payments to plan participants for each of the next five years and the following five years in aggregate and have been estimated based on the same assumptions used to measure the Company’s benefit obligations as of December 31, 2020 (in thousands):

Amount
2021	$1,252
2022	1,109
2023	1,211
2024	1,588
2025	1,439
2026-2030	10,015
Total	$16,614

 In the U.K., funding valuations are conducted every three years in order to determine the future level of contributions. Based on the results of the most recent valuation, the Company’s annual contributions will be approximately $1.0 million in 2021 and will increase by 2.9% per year thereafter.

Fair Value of Plan Assets

The trustee of the U.K. Plan has the fiduciary responsibilities to manage the plan assets in consultation with the Company. The overall objective is to invest plan assets in a portfolio of diversified assets, primarily through the use of institutional collective funds, to achieve balanced growth through a combination of investments in equities for long-term growth and investments in debt instruments that match a portion of the expected future benefit payments and to maintain adequate liquidity to make pension payments to pensioners.

The following table summarizes the fair values of Plan assets by asset category as of December 31, 2020 (in thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Not Subject to Leveling
Mutual Funds:
Balanced (1)	$31,572	$—	$—	$—	$31,572
Fixed income (2)	13,251	—	—	—	13,251
Cash	866	866	—	—	—
Total	$45,689	$866	$—	$—	$44,823
(1)

This class comprises a diversified portfolio of global investments which seeks a balanced return between capital growth and fixed income and is allocated on a weighted average basis as follows: equities (35%), bonds (37%), other assets (19%) and cash (9%).

(2)

This class comprises a diversified portfolio of global investments which seeks fixed income growth and is allocated on a weighted average basis as follows: bonds (83%) and other assets (16%) and cash (1%).

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

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

15. Income Taxes

Components of the Company’s income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income (loss) before income taxes:
Canada	$(2,278)	$78	$(796)
U.S.	16,875	25,577	39,356
Other	33,806	20,111	22,742
Total	$48,403	$45,766	$61,302

Components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current
Canada	$82	$100	$75
U.S.	1,324	1,109	8,095
Other	6,589	8,116	8,113
	7,995	9,325	16,283
Deferred
Canada	(493)	—	—
U.S.	(1,256)	703	(2,272)
Other	(2,364)	(5,035)	(3,804)
	(4,113)	(4,332)	(6,076)
Total	$3,882	$4,993	$10,207

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

 The Company is incorporated in Canada and therefore uses the Canadian statutory rate for income tax disclosure. The reconciliation of the statutory Canadian tax rate to the effective tax rate related to income before income taxes is as follows (in thousands, except percentage data):

	Year Ended December 31,
	2020	2019	2018
Statutory Canadian tax rate	29.00%	29.00%	29.00%
Expected income tax provision at Canadian statutory tax rate	$14,037	$13,272	$17,778
International tax rate differences	(3,483)	(3,346)	(4,474)
U.S. state income taxes, net	(108)	386	831
Withholding and other taxes	485	364	550
Permanent differences and other	259	443	1,015
Disallowed compensation	685	-	-
Foreign-derived intangible income	(1,063)	(787)	(1,628)
Tax credits	(2,016)	(1,457)	(1,250)
Statutory tax rate changes	429	35	(285)
Uncertain tax positions	(176)	310	190
Change in valuation allowance	(727)	(482)	(262)
Acquisition contingent consideration adjustments	(1,513)	287	833
Transaction costs	(23)	247	172
Provision to return differences	750	(516)	(385)
Windfall benefit from share-based compensation	(2,322)	(1,717)	(931)
UK patent box	(1,332)	(2,046)	(1,947)
Reported income tax provision	$3,882	$4,993	$10,207
Effective tax rate	8.0%	10.9%	16.7%

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items and operating loss and tax credit carryforwards for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Losses	$8,524	$9,484
Operating lease liabilities	10,216	$8,386
Compensation related deductions	5,955	3,932
Inventories	5,090	4,543
Tax credits	2,958	2,785
Restructuring related liabilities	185	324
Warranty	720	772
Other	957	146
Total deferred tax assets	34,605	30,372
Valuation allowance on deferred tax assets	(11,561)	(12,302)
Net deferred tax assets	$23,044	$18,070
Deferred tax liabilities:
Depreciation	$(1,583)	$(1,338)
Amortization	(24,772)	(26,310)
Unrealized currency gains/losses	(372)	(194)
Operating lease right-of-use assets	(9,960)	$(8,014)
Total deferred tax liabilities	$(36,687)	$(35,856)
Net deferred income tax assets (liabilities)	$(13,643)	$(17,786)

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

 In determining its income tax provisions, the Company calculated deferred tax assets and liabilities for each separate jurisdiction. The Company then considered a number of factors, including positive and negative evidence related to the realization of its deferred tax assets, to determine whether a valuation allowance should be recognized with respect to its deferred tax assets.

In 2020, the Company reversed valuation allowance of $0.7 million recorded on net operating losses and other timing items in certain tax jurisdictions due to current and forecasted taxable income. In 2019, the Company reversed valuation allowance of $0.5 million recorded on net operating losses and other timing in certain tax jurisdictions due to taxable income generated during the year. In 2018, the Company recorded an additional $0.4 million valuation allowance associated with an increase in deferred tax assets in Canada.

Valuation allowance continues to be provided on the remaining balances of certain U.S. state net operating losses and certain foreign tax attributes that the Company has determined that it is not more likely than not that they will be realized. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company continuously reassesses the possibility of releasing the valuation allowance currently in place on its deferred tax assets.

As of December 31, 2020, the Company had net operating loss carryforwards of $3.1 million (tax effected) available to reduce future taxable income. Of this amount, approximately $0.9 million relates to the U.S. and expires through 2037; and $2.1 million relates to Canada and expires starting in 2033. In addition, the Company had capital loss carryforwards of $5.7 million, which had a full valuation allowance. Of this amount, $5.1 million and $0.6 million related to Canada and the U.K, respectively.

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

As of December 31, 2020, the Company had tax credit carryforwards of approximately $3.3 million available to reduce income taxes in future years. Approximately $1.4 million relates to the U.S. state tax credits, of which $1.3 million will expire through 2035 and $0.1 million can be carried forward indefinitely. The remaining $1.9 million tax credit carryforwards were related to Canada, of which $1.2 million expires through 2022 and $0.7 million can be carried forward indefinitely.

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

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in nature. This amount becomes taxable upon a repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. The amount of undistributed earnings of foreign subsidiaries totaled $220.4 million as of December 31, 2020. The estimated unrecognized income tax and foreign withholding tax liability on this temporary difference is approximately $3.9 million.

As of December 31, 2020, the Company’s total amount of gross unrecognized tax benefits was $5.3 million, of which $5.0 million would favorably affect the effective tax rate if benefited. Over the next twelve months, the Company may need to record up to $0.5 million of previously unrecognized tax benefits due to statute of limitations closures. The Company believes there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows. Furthermore, the Company believes that it has adequately provided for all significant income tax uncertainties.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

The reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2017	$4,089
Additions based on tax positions related to the current year	394
Additions for tax positions of prior years	655
Reductions to tax positions of prior years	(69)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(239)
Settlements with tax authorities	(105)
Balance at December 31, 2018	4,725
Additions based on tax positions related to the current year	727
Additions for tax positions of prior years	5
Reductions to tax positions of prior years	(31)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(497)
Settlements with tax authorities	-
Balance at December 31, 2019	4,929
Additions based on tax positions related to the current year	476
Additions for tax positions of prior years	356
Reductions to tax positions of prior years	(5)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(498)
Settlements with tax authorities	—
Balance at December 31, 2020	$5,258

 The Company recognizes interest and penalties related to uncertain tax positions in income tax provision. As of December 31, 2020 and 2019, the Company had approximately $0.7 million and $0.5 million, respectively, of accrued interest and penalties related to uncertain tax positions. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $0.2 million, $0.1 million and $0.1 million, respectively, of expense for an increase in interest and penalties related to uncertain tax positions.

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

The Company’s income tax returns may be reviewed by tax authorities in the following countries for the following periods under the appropriate statute of limitations:

United States	2017 - Present
Canada	2017 - Present
United Kingdom	2019 - Present
Germany	2016 - Present
The Netherlands	2014 - Present
China	2011 - Present
Japan	2015 - Present

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

16. Restructuring and Acquisition Related Costs

The following table summarizes restructuring and acquisition related costs recorded in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
2020 restructuring	$2,736	$—	$—
2019 restructuring	988	7,463	378
2018 restructuring	753	1,177	$1,647
Total restructuring related charges	$4,477	$8,640	$2,025
Acquisition and related charges	(667)	7,934	6,016
Total restructuring and acquisition related costs	$3,810	$16,574	$8,041

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program is focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program will be focused on cost reduction actions that improve gross margins for the overall company. In 2020, the Company recorded $2.7 million in severance and other costs in connection with the 2020 restructuring program. The Company anticipates completing the 2020 restructuring program in the fourth quarter of 2021 and expects to incur additional restructuring charges of $4.0 million to $5.0 million related to the 2020 restructuring program in the next twelve months.

The following table summarizes restructuring costs associated with the 2020 restructuring program by reportable segment (in thousands):

	Year Ended	Cumulative Costs as of
	December 31, 2020	December 31, 2020
Photonics	$740	$740
Vision	1,330	$1,330
Precision Motion	524	$524
Unallocated Corporate and Shared Services	142	$142
Total	$2,736	$2,736

2019 Restructuring

During the fourth quarter of 2018, the Company implemented a restructuring plan intended to realign operations, reduce costs, achieve operational efficiencies and focus resources on growth initiatives. In 2020, the Company recorded $0.1 million in severance and related costs, $0.5 million in facility related cost and $0.4 million of other costs in connection with the 2019 restructuring plan. The Company anticipates completing the 2019 restructuring program in the first quarter of 2021 and expects to incur additional restructuring charges of $0.1 million to $0.2 million related to the 2019 restructuring program in the next twelve months.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

The following table summarizes restructuring costs associated with the 2019 restructuring program by reportable segment (in thousands):

	Year Ended			Cumulative Costs as of
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2020
Photonics	$508	$4,983	$—	$5,491
Vision	322	1,422	324	2,068
Precision Motion	139	590	—	729
Unallocated Corporate and Shared Services	19	468	54	541
Total	$988	$7,463	$378	$8,829

2018 Restructuring

During the second quarter of 2018, the Company initiated a program to integrate manufacturing operations as a result of acquisition activities. In 2020, the Company recorded $0.8 million in severance and related costs in connection with the 2018 restructuring plan. The plan was completed in 2020.

The following table summarizes restructuring costs associated with the 2018 restructuring program by reportable segment (in thousands):

	Year Ended			Cumulative Costs as of
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2020
Photonics	$—	$—	$—	$—
Vision	753	1,177	1,579	3,509
Precision Motion	—	—	—	—
Unallocated Corporate and Shared Services	—	—	68	68
Total	$753	$1,177	$1,647	$3,577

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring charges recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Other (1)
Balance at December 31, 2018	$1,276	$876	$388	$12
Restructuring charges	8,640	4,065	3,798	777
Cash payments	(3,507)	(2,803)	—	(704)
Reclassification of reserves (2)	(388)	—	(388)	—
Non-cash write-offs and other adjustments (3)	(3,948)	(150)	(3,798)	—
Balance at December 31, 2019	2,073	1,988	—	85
Restructuring charges	4,477	3,506	503	468
Cash payments	(4,024)	(3,229)	(115)	(680)
Non-cash write-offs and other adjustments	(726)	(584)	(272)	130
Balance at December 31, 2020	$1,800	$1,681	$116	$3
(1)	Other restructuring charges mainly related to consulting fees and relocation costs.
(2)	Accruals related to facilities exited prior to January 1, 2019 were reclassified to operating lease liabilities upon adoption of ASU 2016-02.
(3)

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

Non-cash write-offs included impairment of operating lease right-of-use assets amounting to $2.6 million associated with the cessations of use of certain leased facilities.

Acquisition and Related Charges

Acquisition related costs incurred in connection with business combinations, primarily including finders’ fees, legal, valuation and other professional or consulting fees, totaled $0.6 million, $5.3 million, and $1.4 million during 2020, 2019, and 2018, respectively. During 2020, the Company incurred $1.7 million in legal costs related to a dispute involving a company that was acquired in 2019. Acquisition related costs recognized under earn-out agreements in connection with acquisitions totaled ($3.0) million, $2.6 million, and $4.6 million during 2020, 2019, and 2018, respectively. The acquisition related costs for 2020 were ($3.3) million, $2.5 million, ($0.2) million and $0.4 million for Photonics, Vision, Precision Motion, and Unallocated Corporate and Shared Services reportable segments, respectively.

17. Commitments and Contingencies

Purchase Commitments

As of December 31, 2020, the Company had purchase commitments primarily for inventory purchases of $54.6 million. These purchase commitments are expected to be incurred as follows: $54.4 million in 2021 and $0.2 million in 2022.

Legal Proceedings

In April 2020, the Company received notification of an arbitration demand filed with the American Arbitration Association against a business acquired by the Company in June 2019. The arbitration demand was filed by a contract counterparty to a joint product development agreement entered into by the business before the Company acquired it. The arbitration demand alleges breach of contract and other claims arising out of allegations that the business failed to engage in required marketing activities for the product developed under the joint product development agreement. The claimant is seeking compensatory and punitive damages, lost profits and other relief. The Company believes that the claims are without merit and no amount has been accrued for in the consolidated financial statements.

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

AS OF DECEMBER 31, 2020

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

There was no significant concentration of credit risk related to the Company’s position in trade accounts receivable as no individual customer represented 10% or more of the Company’s outstanding accounts receivable at December 31, 2020 and 2019. Credit risk with respect to trade accounts receivables is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographic dispersion.

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

18. Segment Information

Reportable Segments

The Company’s Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer.  Our CODM utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company. The Company evaluates the performance of, and allocates resources to, its segments based on revenue, gross profit and operating profit. The Company’s reportable segments have been identified based on commonality and adjacency of technologies, applications and customers amongst the Company’s individual product lines. The Company determined that disclosing revenue by specific product was impracticable due to the highly customized and extensive portfolio of technologies offered to customers.

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

Vision

The Vision segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators, pumps and related disposables; visualization solutions; wireless, recorder and video integration technologies for operating room integrations; optical data collection and machine vision technologies; radio frequency identification technologies; thermal chart recorders; spectrometry technologies; and embedded touch screen solutions. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

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

Reportable Segment Financial Information

Revenue, gross profit, operating income (loss), depreciation and amortization expenses, accounts receivable and inventories by reportable segments were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue
Photonics	$199,613	$230,457	$249,339
Vision	261,650	271,407	232,902
Precision Motion	129,360	124,235	132,096
Total	$590,623	$626,099	$614,337

	Year Ended December 31,
	2020	2019	2018
Gross Profit
Photonics	$89,060	$105,845	$117,109
Vision	100,267	105,228	87,198
Precision Motion	58,279	53,326	59,477
Unallocated Corporate and Shared Services	(3,089)	(2,314)	(2,256)
Total	$244,517	$262,085	$261,528

	Year Ended December 31,
	2020	2019	2018
Operating Income (Loss)
Photonics	$34,001	$41,990	$59,285
Vision	16,354	21,007	8,991
Precision Motion	31,663	22,339	31,674
Unallocated Corporate and Shared Services	(26,130)	(30,054)	(28,937)
Total	$55,888	$55,282	$71,013

	Year Ended December 31,
	2020	2019	2018
Depreciation and Amortization Expenses
Photonics	$11,261	$12,139	$12,042
Vision	21,374	21,161	20,657
Precision Motion	5,443	4,712	3,627
Unallocated Corporate and Shared Services	215	268	726
Total	$38,293	$38,280	$37,052

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

	December 31,
	2020	2019
Accounts Receivable
Photonics	$27,328	$31,046
Vision	33,194	43,941
Precision Motion	14,532	16,091
Total accounts receivable	$75,054	$91,078
Inventories
Photonics	$35,878	$45,227
Vision	41,137	50,074
Precision Motion	15,722	21,317
Total inventories	$92,737	$116,618
Total segment assets	$167,791	$207,696

	December 31,
	2020	2019
Total Assets
Total segment assets	$167,791	$207,696
Cash and cash equivalents	125,054	78,944
Prepaid income taxes and income taxes receivable	3,203	5,905
Prepaid expenses and other current assets	8,125	11,967
Property, plant and equipment, net	78,676	77,556
Operating lease assets	34,444	35,180
Deferred tax assets	10,491	8,890
Other assets	2,894	2,713
Intangible assets, net	148,521	166,175
Goodwill	285,980	274,710
Total	$865,179	$869,736

Geographic Information

The Company aggregates geographic revenue based on the customer location where products are shipped. Revenue from these customers is summarized as follows (in thousands, except percentage data):

	Year Ended December 31,
	2020		2019		2018
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$225,760	38.2%	$254,279	40.6%	$242,243	39.4%
Germany	83,765	14.2	82,032	13.1	88,027	14.3
Rest of Europe	127,040	21.5	129,643	20.7	105,608	17.2
China	70,557	11.9	59,512	9.5	66,414	10.8
Rest of Asia-Pacific	74,334	12.6	89,588	14.3	104,300	17.0
Other	9,167	1.6	11,045	1.8	7,745	1.3
Total	$590,623	100.0%	$626,099	100.0%	$614,337	100.0%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2020

Long-lived assets consist of property, plant and equipment, net, and are aggregated based on the location of the assets. A summary of these long-lived assets is as follows (in thousands):

	December 31,
	2020	2019
United States	$25,436	$28,750
Germany	36,314	32,376
Rest of Europe	14,759	14,303
China	1,809	2,029
Rest of Asia-Pacific	358	98
Total	$78,676	$77,556

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Year Ended December 31,
	2020	2019	2018
Medical	56%	55%	50%
Advanced Industrial	44%	45%	50%
Total	100%	100%	100%

The majority of the revenue from the Photonics and Precision Motion segments is generated from sales to customers in the advanced industrial market. The majority of the revenue from the Vision segment is generated from sales to customers in the medical market.

Significant Customers

During the year ended December 31, 2020, an OEM customer primarily from the Vision segment accounted for approximately 11% of our consolidated revenue.  No customer accounted for greater than 10% of the Company’s revenue during the years ended December 31, 2019 or 2018.

Supplementary Information

(Unaudited)

The Company’s interim financial statements are prepared on a quarterly basis ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

The following tables reflect the Company’s unaudited condensed consolidated statements of operations for each of the quarterly periods in 2020 and 2019 (in thousands except per share data):

	Three Months Ended
	December 31,	October 2,	July 3,	April 3,
	2020	2020	2020	2020
Revenue	$147,498	$142,929	$144,728	$155,468
Cost of revenue	85,233	83,824	86,026	91,023
Gross profit	62,265	59,105	58,702	64,445
Operating expenses:
Research and development and engineering	15,991	15,231	14,440	15,334
Selling, general and administrative	27,402	26,788	24,908	30,755
Amortization of purchased intangible assets	3,582	3,533	3,410	3,445
Restructuring and acquisition related costs	(1,781)	1,687	2,243	1,661
Total operating expenses	45,194	47,239	45,001	51,195
Operating income	17,071	11,866	13,701	13,250
Interest income (expense), foreign exchange transaction gains (losses) and other income (expense), net	(2,291)	(1,848)	(2,005)	(1,341)
Income before income taxes	14,780	10,018	11,696	11,909
Income tax provision	2,124	1,760	36	(38)
Net income	$12,656	$8,258	$11,660	$11,947
Earnings per common share:
Basic	$0.36	$0.23	$0.33	$0.34
Diluted	$0.35	$0.23	$0.33	$0.34

	Three Months Ended
	December 31,	September 27,	June 28,	March 29,
	2019	2019	2019	2019
Revenue	$159,702	$154,066	$155,145	$157,186
Cost of revenue	93,742	90,012	89,363	90,897
Gross profit	65,960	64,054	65,782	66,289
Operating expenses:
Research and development and engineering	14,769	13,811	13,388	13,997
Selling, general and administrative	29,430	27,926	29,204	31,847
Amortization of purchased intangible assets	4,117	3,970	3,772	3,998
Restructuring and acquisition related costs	4,661	5,546	4,313	2,054
Total operating expenses	52,977	51,253	50,677	51,896
Operating income	12,983	12,801	15,105	14,393
Interest income (expense), foreign exchange transaction gains (losses) and other income (expense), net	(3,428)	(1,814)	(2,203)	(2,071)
Income before income taxes	9,555	10,987	12,902	12,322
Income tax provision	338	2,064	2,522	69
Net income	$9,217	$8,923	$10,380	$12,253
Earnings per common share:
Basic	$0.26	$0.25	$0.30	$0.35
Diluted	$0.26	$0.25	$0.29	$0.35

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

Evaluation of Disclosure Controls and Procedures as of December 31, 2020

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making their assessment, our management utilized the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on our evaluation under the framework in Internal Control—Integrated Framework, issued by COSO in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is contained in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

On February 25, 2021, the Company’s Board of Directors (the “Board”) amended and restated the Company’s By-Law Number 1 (as amended and restated, the “Amended and Restated By-Laws”) to make the following changes:

•	Added provisions to permit notices and other Company documents to be delivered electronically.

•	Added provisions to permit shareholders, directors, officers or any other person to sign Company documents using an electronic signature.
•

Added provisions to permit any meeting required under the Business Corporations Act of New Brunswick, the Amended and Restated By-Laws, or any other law applicable to the Company, to be held as a virtual meeting or a hybrid meeting.

•

Amended a provision to permit meetings of directors or committees of directors to be convened as virtual meetings or hybrid meetings, including any participation through electronic means where all persons participating can hear each other.

•	Removed references to “unanimous shareholder agreement” throughout the Amended and Restated By-Laws.
•

Enumerated additional potential officers that may be appointed by the Board, including a chief financial officer and a chief accounting officer, and enumerated the duties and powers of the chief financial officer.

•	Removed a requirement that voting at a meeting of shareholders be conducted by a show of hands.
•	Amended a provision to allow the Company’s listed securities to be eligible to be recorded and maintained on the books of its transfer agent without the issuance of a physical stock certificate.
•	Removed a provision requiring the payment of cash dividends by check.
•	Other immaterial or non-substantive administrative or clarifying changes.

The Amended and Restated By-Laws were effective immediately and will be submitted to the shareholders of the Company for confirmation at the 2021 Annual and Special Meeting of Shareholders.

The Amended and Restated By-Laws, along with a copy marked to show the changes from the prior version of the Company’s By-Law Number 1, as amended, are filed herewith as Exhibits 3.2 and 3.3, respectively. The above description of the changes contained in the Amended and Restated By-Laws is qualified by reference to the full text of the Amended and Restated By-Laws, which are incorporated herein by reference.

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All of the Company’s directors, officers and employees must act in accordance with the Code of Ethics and Business Conduct, which has been adopted by the Company’s Board of Directors. A copy of the Code of Ethics and Business Conduct is available on the Company’s website at https://www.novanta.com in the “About Us” section. (This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing). The Company will provide to any person without charge, upon request, a copy of the Code of Ethics and Business Conduct. Such a request should be made in writing and addressed to Novanta Inc., Attention: Investor Relations, 125 Middlesex Turnpike, Bedford, MA 01730, United States. The Company intends to satisfy the disclosure requirement under Nasdaq rules regarding waivers or under Item 5.05 of Form 8-K regarding disclosure of an amendment to, or waiver from, a provision of this Code of Ethics and Business Conduct, including with respect to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the Company’s website at https://www.novanta.com in the “About Us” section, unless a Form 8-K is otherwise required by law or applicable listing rules.

The remainder of the response to this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 13, 2021 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 13, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 13, 2021 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 13, 2021 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 13, 2021 and is incorporated herein by reference.

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

3. List of Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Agreement on the Sale and Transfer of all Shares in W.O.M. World of Medicine GmbH, dated June 6, 2017, between Novanta Europe GmbH, Novanta Inc., and Aton GmbH	8-K	001-35083	2.1	6/9/2017

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	3/9/2015

3.2	By-Laws of the Registrant, as amended					*

3.3	Redlined By-Laws of the Registrant, as amended					*

3.4	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	7/23/2010

3.5	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/10

3.6	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	5/12/2016

4.1	Specimen Stock Certificate	10-K	001-35083	4.1	2/28/2018

4.2	Form of Indenture, between the Registrant and Wilmington Trust, National Association	S-3	333-229912	4.3	2/27/2019

4.3	Description of Common Shares	10-K	001-35083	4.3	2/26/2020

10.1†	Novanta Inc. 2010 Incentive Award Plan (Amended and Restated Effective July 27, 2016)	10-Q	001-35083	10.1	08/02/2016

10.2†	Form of Deferred Stock Unit Award Agreement	10-K	001-35083	10.59	3/30/2011

10.3†	Restricted Stock Unit Inducement Award Grant Notice	S-8	333-194557	99.1	3/14/2014

10.4†	Form of Stock Option Grant Notice and Stock Option Agreement	10-Q	001-35083	10.2	8/2/2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.5†	Form of U.S. Restricted Stock Unit Award Agreement	10-Q	001-35083	10.2	5/16/2011

10.6†	Offer Letter, dated June 8, 2011, between GSI Group Inc. and Peter Chang	10-Q	001-35083	10.1	11/10/2011

10.7	Amended and Restated Lease, dated May 1, 2012, by and between GSI Group Inc. and 125 Middlesex Turnpike, LLC	8-K	001-35083	10.1	5/4/2012

10.8†	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement	10-Q	001-35083	10.3	8/2/2016

10.9†	Severance Agreement, dated as of August 15, 2012, between GSI Group Inc. and Peter Chang	10-Q	001-35083	10.7	11/7/2012

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

		8-K	001-35083	10.1	1/3/2020

10.11	Lease Agreement, dated as of May 31, 2013, by and between JADAK, LLC and Hancock Part Development, LLC	10-Q	001-35083	10.3	5/6/2014

10.12†	Amended and Restated Employment Agreement, dated April 21, 2017, between Novanta Inc. and Matthijs Glastra	8-K	001-35083	10.1	4/24/2017

10.13†	Amended and Restated Employment Agreement, dated April 21, 2017, between Novanta Inc. and Robert Buckley	8-K	001-35083	10.2	4/24/2017

10.14†	Employment Agreement, dated April 21, 2017, between Novanta Inc. and Brian Young	8-K	001-35083	10.3	4/24/2017

10.15†	Form of New Restricted Stock Unit Award Agreement	10-Q	001-35083	10.1	5/8/2017

10.16†	Form of New Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement	10-Q	001-35083	10.2	5/8/2017

10.17†	Form of Indemnification Agreement, by and between Novanta Inc. and certain officers and directors	10-Q	001-35083	10.2	11/1/2017

10.18†	Form of Indemnification Agreement, by and between Novanta Corporation and certain officers and directors	10-Q	001-35083	10.3	11/1/2017

10.19	First Amendment, dated May 7, 2018, to Amended and Restated Lease (dated as of May 1, 2012) by and between Novanta Corporation and 125 Middlesex Turnpike, LLC	10-Q	001-35083	10.2	5/8/2018

10.20†	Novanta Inc. Non-Employee Director Compensation Policy	10-Q	001-35083	10.1	11/6/2018

10.21†	Form of Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	10-Q	001-35083	10.2	11/6/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.22	First Amendment to Third Amended and Restated Credit Agreement, dated March 27, 2020	8-K	001-35083	10.1	3/31/2020

10.23	Second Amendment to Third Amended and Restated Credit Agreement, dated June 2, 2020	10-Q	001-35083	10.1	8/6/2020

21.1	Subsidiaries of the Registrant					*

23.1	Consent of Independent Registered Public Accounting Firm					*

31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

Date: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	March 1, 2021
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	March 1, 2021
Robert J. Buckley

/s/ Peter L. Chang	Chief Accounting Officer and Corporate Controller	March 1, 2021
Peter L. Chang

/s/ Stephen W. Bershad	Chairman of the Board of Directors	March 1, 2021
Stephen W. Bershad

/s/ Lonny J. Carpenter	Director	March 1, 2021
Lonny J. Carpenter

/s/ Deborah DiSanzo	Director	March 1, 2021
Deborah DiSanzo

/s/ Brian D. King	Director	March 1, 2021
Brian D. King

/s/ Ira J. Lamel	Director	March 1, 2021
Ira J. Lamel

/s/ Maxine L. Mauricio	Director	March 1, 2021
Maxine L. Mauricio

/s/ Katherine A. Owen	Director	March 1, 2021
Katherine A. Owen

/s/ Thomas N. Secor	Director	March 1, 2021
Thomas N. Secor