Form 10-Q
period 2021-04-02
NOVANTA INC
filed 2021-05-11
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2021

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

As of May 4, 2021, there were 35,384,296 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	April 2,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$113,562	$125,054
Accounts receivable, net of allowance of $260 and $274, respectively	90,060	75,054
Inventories	89,944	92,737
Prepaid income taxes and income taxes receivable	6,277	3,203
Prepaid expenses and other current assets	9,274	8,125
Total current assets	309,117	304,173
Property, plant and equipment, net	77,535	78,676
Operating lease assets	31,642	34,444
Deferred tax assets	10,179	10,491
Other assets	2,813	2,894
Intangible assets, net	139,354	148,521
Goodwill	281,614	285,980
Total assets	$852,254	$865,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,273	$5,508
Accounts payable	51,952	42,966
Income taxes payable	5,596	5,787
Current portion of operating lease liabilities	5,895	6,188
Accrued expenses and other current liabilities	48,661	53,780
Total current liabilities	117,377	114,229
Long-term debt	186,145	194,927
Operating lease liabilities	30,934	32,802
Deferred tax liabilities	22,167	24,134
Income taxes payable	5,172	5,112
Other liabilities	14,336	17,166
Total liabilities	376,131	388,370
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,384 and 35,163, respectively	423,856	423,856
Additional paid-in capital	47,364	58,992
Retained earnings	17,512	6,202
Accumulated other comprehensive loss	(12,609)	(12,241)
Total stockholders' equity	476,123	476,809
Total liabilities and stockholders’ equity	$852,254	$865,179

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2021	2020
Revenue	$162,584	$155,468
Cost of revenue	93,844	91,023
Gross profit	68,740	64,445
Operating expenses:
Research and development and engineering	18,682	15,334
Selling, general and administrative	31,653	30,755
Amortization of purchased intangible assets	3,575	3,445
Restructuring, acquisition, and related costs	3,731	1,661
Total operating expenses	57,641	51,195
Operating income	11,099	13,250
Interest income (expense), net	(1,408)	(1,678)
Foreign exchange transaction gains (losses), net	(257)	254
Other income (expense), net	(70)	83
Income before income taxes	9,364	11,909
Income tax provision (benefit)	(1,946)	(38)
Consolidated net income	$11,310	$11,947

Earnings per common share (Note 4):
Basic	$0.32	$0.34
Diluted	$0.32	$0.34

Weighted average common shares outstanding—basic	35,279	35,152
Weighted average common shares outstanding—diluted	35,789	35,561

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2021	2020
Consolidated net income	$11,310	$11,947
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(489)	(6,806)
Pension liability adjustments, net of tax (2)	121	737
Total other comprehensive income (loss)	(368)	(6,069)
Total consolidated comprehensive income (loss)	$10,942	$5,878

(1)	The tax effect on this component of comprehensive income (loss) was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income (loss) was nominal for all periods presented. See Note 3 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
	# of Shares	Amount	Capital	Earning (Deficit)	Loss	Total

	Three Months Ended April 2, 2021
Balance at December 31, 2020	35,163	$423,856	$58,992	$6,202	$(12,241)	$476,809
Consolidated net income	—	—	—	11,310	—	11,310
Common shares issued under stock plans	354	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(133)	—	(18,272)	—	—	(18,272)
Share-based compensation	—	—	6,644	—	—	6,644
Other comprehensive income (loss), net of tax	—	—	—	—	(368)	(368)
Balance at April 2, 2021	35,384	$423,856	$47,364	$17,512	$(12,609)	$476,123

	Three Months Ended April 3, 2020
Balance at December 31, 2019	35,052	$423,856	$49,748	$(38,319)	$(18,113)	$417,172
Consolidated net income	—	—	—	11,947	—	11,947
Common shares issued under stock plans	222	—	179	—	—	179
Common shares withheld for taxes on vested stock awards	(87)	—	(7,825)	—	—	(7,825)
Repurchases of common shares	(65)	—	(5,500)	—	—	(5,500)
Share-based compensation	—	—	3,199	—	—	3,199
Other comprehensive income (loss), net of tax	—	—	—	—	(6,069)	(6,069)
Balance at April 3, 2020	35,122	$423,856	$39,801	$(26,372)	$(24,182)	$413,103

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$11,310	$11,947
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	9,849	9,330
Provision for inventory excess and obsolescence	1,136	803
Share-based compensation	6,644	3,199
Deferred income taxes	(968)	(621)
Other	413	554
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(15,828)	343
Inventories	675	1,919
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(4,277)	(4,501)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	13,745	(5,632)
Other non-current assets and liabilities	569	414
Cash provided by operating activities	23,268	17,755
Cash flows from investing activities:
Payment of business acquisition purchase price held in escrow	—	(150)
Purchases of property, plant and equipment	(3,268)	(2,319)
Payment of contingent consideration related to acquisition of technology assets	(2,200)	(2,632)
Cash used in investing activities	(5,468)	(5,101)
Cash flows from financing activities:
Repayments under term loan and revolving credit facilities	(1,345)	(1,250)
Payments of debt issuance costs	—	(1,280)
Payments of withholding taxes from share-based awards	(18,272)	(7,825)
Repurchases of common shares	—	(5,500)
Payment of contingent consideration related to an acquisition	(435)	—
Purchase of building under finance lease	(8,743)	—
Other financing activities	(140)	(190)
Cash used in financing activities	(28,935)	(16,045)
Effect of exchange rates on cash and cash equivalents	(357)	(1,852)
Increase (decrease) in cash and cash equivalents	(11,492)	(5,243)
Cash and cash equivalents, beginning of the period	125,054	78,944
Cash and cash equivalents, end of the period	$113,562	$73,701
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,115	$1,326
Cash paid for income taxes	$1,983	$1,592
Income tax refunds received	$45	$1,264

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 2, 2021

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The interim consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, these interim consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

The Company’s unaudited interim consolidated financial statements are prepared for each quarterly period ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the period in which such revisions are deemed to be necessary. The Company evaluates its estimates based on historical experience, current conditions, including estimated economic implications of the COVID-19 pandemic, and various other assumptions that it believes are reasonable under the circumstances. The accounting estimates assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was not a material change to the consolidated financial statements related to these estimates as of and for the three months ended April 2, 2021, the Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

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
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”

ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, including: (i) the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; (ii) the exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment (or vice-versa); and (iii) the exception for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 also simplifies GAAP for other areas of ASC 740 by clarifying and amending the existing guidance.

		January 1, 2021. Early adoption is permitted.	The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.”	ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	Upon issuance. ASU 2020-04 is elective.	The Company does not expect the impact of ASU 2020-04 to be material to its consolidated financial statements.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of April 2, 2021 and December 31, 2020, contract liabilities were $5.6 million and $6.5 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The decrease in the contract liability balance during the three months ended April 2, 2021 is primarily due to $2.8 million of revenue recognized during the period that was included in the contract liability balance at December 31, 2020, partially offset by cash payments received in advance of satisfying performance obligations.

Disaggregated Revenue

See Note 15 for the Company’s disaggregation of revenue by segment, geography and end market.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

3. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss was as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2020	$(12,241)	$(2,296)	$(9,945)
Other comprehensive income (loss)	(609)	(489)	(120)
Amounts reclassified from accumulated other comprehensive loss	241	—	241
Balance at April 2, 2021	$(12,609)	$(2,785)	$(9,824)

The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

4. Earnings per Common Share

Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period.

For diluted earnings per common share, the denominator includes the dilutive effect of outstanding common share equivalents. For the three months ended April 2, 2021 and April 3, 2020, respectively, weighted average shares outstanding for the diluted earnings per common share included the dilutive effect of outstanding restricted stock units, stock options, and total shareholder return performance-based restricted stock units, determined using the treasury stock method. The dilutive effects of market-based contingently issuable shares are included in the weighted average common share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period, assuming the end of the reporting period is also the end of the performance period. Dilutive effects of attainment-based contingently issuable shares granted to the former Laser Quantum Limited (“Laser Quantum”) noncontrolling interest shareholders, non-GAAP EPS performance-based restricted stock units and operating cash flow performance-based restricted stock units are included in the weighted average common share calculation when the performance targets have been achieved based on the cumulative achievement against the performance targets as of the end of each reporting period.

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended
	April 2,	April 3,
	2021	2020
Numerators:
Consolidated net income	$11,310	$11,947

Denominators:
Weighted average common shares outstanding— basic	35,279	35,152
Dilutive potential common shares	510	409
Weighted average common shares outstanding— diluted	35,789	35,561
Antidilutive potential common shares excluded from above	27	52

Earnings per Common Share:
Basic	$0.32	$0.34
Diluted	$0.32	$0.34

For the three months ended April 2, 2021, 46 thousand non-GAAP EPS performance-based restricted stock units and 37 thousand operating cash flow performance-based restricted stock units granted to certain members of the executive management team, and  213 thousand shares of restricted stock issued to the former Laser Quantum non-controlling interest shareholders are

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of April 2, 2021.

For the three months ended April 3, 2020, 71 thousand non-GAAP EPS performance-based restricted stock units granted to certain members of the executive management team and 213 thousand shares of restricted stock issued to the former Laser Quantum non-controlling interest shareholders were considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of April 3, 2020.

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

Contingent Considerations

On July 31, 2019, the Company acquired ARGES GmbH (“ARGES”). Under the purchase and sale agreement for the ARGES acquisition, the former owner of ARGES is eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from August 2019 through December 2026. The undiscounted range of possible contingent consideration is zero to €10.0 million ($11.1 million). If the revenue targets are achieved, the contingent consideration would be payable annually with the first payment due in the first quarter of 2021. The estimated fair value of the contingent consideration of €7.1 million ($7.9 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. In March 2021, the Company made the first installment payment of €0.4 million ($0.4 million), which is included in cash flows from financing activities in the consolidated statement of cash flows for the three months ended April 2, 2021. There were no other changes in the fair value of the contingent consideration during the three months ended April 2, 2021.

On April 16, 2019, the Company acquired Ingenia CAT, S.L. (“Ingenia”). Under the purchase and sale agreement for the Ingenia acquisition, the shareholders of Ingenia are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from April 2019 through March 2022. The undiscounted range of possible contingent consideration is zero to €8.0 million ($9.0 million). If the revenue targets are achieved, the contingent consideration would be payable in cash in three annual installments from 2020 to 2022. The estimated fair value of the contingent consideration of €5.8 million ($6.6 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

operations in restructuring, acquisition, and related costs until the liability is fully settled. Based on the revenue performance as of April 2, 2021 and the most recent revenue projections for fiscal years 2021 and 2022, the fair value of the contingent consideration was adjusted to €2.4 million ($2.9 million) as of April 2, 2021. The Company made the first installment payment of €1.0 million ($1.1 million) during the three months ended July 3, 2020. The Company is expected to make a second installment payment of €1.3 million ($1.5 million) during the three months ended July 2, 2021.

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the former owners are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from 2018 to 2021 from products utilizing the acquired technologies. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If the revenue targets are achieved, the contingent consideration would be payable in cash in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. Subsequent changes in the estimated fair value of this contingent liability are recorded as adjustments to the carrying value of the assets acquired and amortized over the remaining useful life of the underlying assets. The Company made the first installment payment of €2.4 million ($2.6 million) during the three months ended April 3, 2020. In February 2021, the Company made the second installment payment of €1.8 million ($2.2 million), which is included in cash flows from investing activities in the consolidated statement of cash flows for the three months ended April 2, 2021. There were no other changes in the fair value of the contingent consideration during the three months ended April 2, 2021.

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of April 2, 2021 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$18,079	$18,079	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	8	—	8	—
	$18,087	$18,079	$8	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$3,711	$—	$—	$3,711
Foreign currency forward contracts	66	—	66	—
Other liabilities:
Contingent considerations - Long-term	4,999	—	—	4,999
	$8,776	$—	$66	$8,710

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$11,047	$11,047	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	27	—	27	—
	$11,074	$11,047	$27	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$4,280	$—	$—	$4,280
Foreign currency forward contracts	—	—	—	—
Other liabilities:
Contingent considerations - Long-term	7,276	—	—	7,276
	$11,556	$—	$—	$11,556

Changes in the fair value of Level 3 contingent considerations during the three months ended April 2, 2021 were as follows (in thousands):

Contingent Considerations
Balance at December 31, 2020	$11,556
Payments	(2,635)
Fair value adjustments	126
Effect of foreign exchange rates	(337)
Balance at April 2, 2021	$8,710

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	April 2, 2021 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (ARGES)	$4,439	Monte Carlo method	Historical and projected revenues from August 2019 through December 2026	N/A
			Revenue volatility	21.0%
			Cost of debt	2.6%
			Discount rate	3.7%

Contingent consideration (Ingenia)	$2,872	Monte Carlo method	Historical and projected revenues from April 2019 through March 2022	N/A
			Revenue volatility	38.5%
			Cost of debt	3.1%
			Discount rate	9.6%

Contingent consideration (Other)	$1,399	Discounted cash flow method	Historical and projected revenues for fiscal years 2018 to 2021	N/A
			Revenue discount rate	22.8%

Increases or decreases in the unobservable inputs noted above would result in a higher or lower fair value measurement.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

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

As of April 2, 2021, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $23.6 million and a net loss of less than $0.1 million, respectively. As of December 31, 2020, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $28.5 million and a net gain of less than $0.1 million, respectively.

The Company recognized an aggregate net gain of $0.7 million and an aggregate net loss of $0.3 million for the three months ended April 2, 2021 and April 3, 2020, respectively. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statement of operations for all periods presented.

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

The following table summarizes changes in goodwill during the three months ended April 2, 2021 (in thousands):

Balance at beginning of the period	$285,980
Effect of foreign exchange rate changes	(4,366)
Balance at end of the period	$281,614

Goodwill by reportable segment as of April 2, 2021 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$216,908	$162,634	$53,301	$432,843
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$114,447	$130,912	$36,255	$281,614

Goodwill by reportable segment as of December 31, 2020 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$218,517	$165,195	$53,497	$437,209
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$116,056	$133,473	$36,451	$285,980

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

Intangible Assets

Intangible assets as of April 2, 2021 and December 31, 2020, respectively, are summarized as follows (in thousands):

	April 2, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$162,773	$(112,979)	$49,794	$164,430	$(110,572)	$53,858
Customer relationships	165,528	(95,722)	69,806	167,429	(92,892)	74,537
Trademarks and trade names	18,239	(11,512)	6,727	18,367	(11,268)	7,099
Amortizable intangible assets	346,540	(220,213)	126,327	350,226	(214,732)	135,494
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$359,567	$(220,213)	$139,354	$363,253	$(214,732)	$148,521

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

	Three Months Ended
	April 2,	April 3,
	2021	2020
Amortization expense – cost of revenue	$2,977	$2,734
Amortization expense – operating expenses	3,575	3,445
Total amortization expense	$6,552	$6,179

Estimated amortization expense for each of the five succeeding years and thereafter as of April 2, 2021 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2021 (remainder of year)	$8,809	$10,602	$19,411
2022	10,065	13,282	23,347
2023	8,848	11,547	20,395
2024	6,613	9,540	16,153
2025	5,175	7,934	13,109
Thereafter	10,284	23,628	33,912
Total	$49,794	$76,533	$126,327

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	April 2,	December 31,
	2021	2020
Raw materials	$52,752	$55,657
Work-in-process	15,406	15,487
Finished goods	20,442	20,234
Demo and consigned inventory	1,344	1,359
Total inventories	$89,944	$92,737

Accrued Expenses and Other Current Liabilities

	April 2,	December 31,
	2021	2020
Accrued compensation and benefits	$16,399	$12,510
Accrued warranty	4,514	4,919
Contract liabilities, current portion	5,292	6,173
Finance lease obligations	574	9,720
Accrued earn-out and contingent considerations	11,094	10,796
Other	10,788	9,662
Total	$48,661	$53,780

Accrued Warranty

	Three Months Ended
	April 2,	April 3,
	2021	2020
Balance at beginning of the period	$4,919	$5,756
Provision charged to cost of revenue	324	496
Use of provision	(690)	(535)
Foreign currency exchange rate changes	(39)	(102)
Balance at end of the period	$4,514	$5,615

Other Long Term Liabilities

	April 2,	December 31,
	2021	2020
Finance lease obligations	$5,760	$5,908
Accrued pension liabilities	1,132	1,511
Accrued contingent considerations	4,999	7,276
Other	2,445	2,471
Total	$14,336	$17,166

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

9. Debt

Debt consisted of the following (in thousands):

	April 2,	December 31,
	2021	2020
Senior Credit Facilities – term loan	$5,308	$5,545
Less: unamortized debt issuance costs	(35)	(37)
Total current portion of long-term debt	$5,273	$5,508

Senior Credit Facilities – term loan	$93,940	$99,534
Senior Credit Facilities – revolving credit facility	96,300	99,761
Less: unamortized debt issuance costs	(4,095)	(4,368)
Total long-term debt	$186,145	$194,927

Total Senior Credit Facilities	$191,418	$200,435

Senior Credit Facilities

On December 31, 2019, the Company entered into an amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”) with existing lenders for an aggregate credit facility of $450.0 million, consisting of a $100.0 million U.S. dollar equivalent euro-denominated (approximately €90.2 million) 5-year term loan facility and a $350.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December 2024 and includes an uncommitted “accordion” feature pursuant to which the commitments under the revolving credit facility may be increased by an additional $200.0 million in aggregate, subject to certain customary conditions.

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

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million beginning in March 2020, with the remaining balance due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at any time through December 2024. The Company repaid €1.1 million ($1.3 million) of its term loan during the three months ended April 2, 2021.

The Company is required to satisfy certain financial and non-financial covenants under the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of April 2, 2021.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

Fair Value of Debt

As of April 2, 2021 and December 31, 2020, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

10. Leases

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

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended
	April 2,	April 3,
	2021	2020
Operating lease cost	$1,831	$2,037
Finance lease cost
Amortization of right-of-use assets	150	248
Interest on lease liabilities	87	110
Variable lease cost	235	379
Total lease cost	$2,303	$2,774

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	April 2,	December 31,
	2021	2020
Operating leases
Operating lease right-of-use assets	$31,642	$34,444

Current portion of operating lease liabilities	$5,895	$6,188
Operating lease liabilities	30,934	32,802
Total operating lease liabilities	$36,829	$38,990

Finance leases
Property, plant and equipment, gross	$9,583	$19,819
Accumulated depreciation	(4,617)	(4,934)
Finance lease assets included in property, plant and equipment, net	$4,966	$14,885

Accrued expenses and other current liabilities	$574	$9,720
Other liabilities	5,760	5,908
Total finance lease liabilities	$6,334	$15,628

Weighted-average remaining lease term (in years)
Operating leases	9.4	9.3
Finance leases	8.3	3.5
Weighted-average discount rate
Operating leases	5.49%	5.50%
Finance leases	5.54%	3.00%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Three Months Ended
	April 2,	April 3,
	2021	2020
Cash paid for amounts included in lease liabilities:
Operating cash flows from finance leases	$87	$110
Operating cash flows from operating leases	$1,348	$2,258
Financing cash flows from finance leases	$8,883	$369
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$155	$1,331

During the three months ended April 2, 2021, the Company paid $8.7 million upon the exercise of an option to purchase a building under a finance lease agreement in Germany. The cash payment is presented as a cash outflow from financing activities in the consolidated statement of cash flows.

Future minimum lease payments under operating and finance leases expiring subsequent to April 2, 2021, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021 (remainder of year)	$5,650	$680
2022	6,706	907
2023	5,370	930
2024	4,583	954
2025	4,571	954
Thereafter	22,037	3,486
Total minimum lease payments	48,917	7,911
Less: Interest	(12,088)	(1,577)
Present value of lease liabilities	$36,829	$6,334

11. Common Shares and Share-Based Compensation

Common Share Repurchases

In October 2018, the Company’s Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of the Company’s common shares. In February 2020, the Company’s Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of the Company’s common shares. As of April 2, 2021, the Company had $59.5 million available for future share repurchases under the 2018 and 2020 Share Repurchase Plans.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended
	April 2,	April 3,
	2021	2020
Selling, general and administrative	$4,929	$2,798
Research and development and engineering	727	193
Cost of revenue	988	208
Total share-based compensation expense	$6,644	$3,199

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors of $1.1 million and $0.9 million during the three months ended April 2, 2021 and April 3, 2020, respectively.

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

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors. Compensation expense associated with the DSUs is recognized in full on the date of grant, as the DSUs are fully vested and non-forfeitable upon grant. There were 171 thousand and 162 thousand DSUs outstanding as of April 2, 2021 and December 31, 2020, respectively, which were included in the calculation of weighted average basic shares outstanding for the respective periods.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended April 2, 2021:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	625	$58.79
Granted	91	$130.76
Vested	(283)	$75.06
Forfeited	(4)	$88.18
Unvested at April 2, 2021	429	$63.05
Expected to vest as of April 2, 2021	405

The total fair value of RSUs and DSUs that vested during the three months ended April 2, 2021 was $39.9 million based on the market price of the underlying shares on the date of vesting.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

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

In February 2021, the Company granted operating cash flow performance-based restricted stock units (“OCF-PSUs”) to certain members of the executive management team. Upon completion of the requisite service periods, the OCF-PSUs will vest in two tranches if the Company achieves the cumulative operating cash flow performance target for fiscal years 2021 through 2023 as approved by the Company’s Compensation Committee as of the date of grant. The first fifty percent of the OCF-PSU grant will vest at the end of the four-year service period from the date of grant and the remaining fifty percent of the OCF-PSU grant will vest at the end of the five-year service period from the date of grant. The Company recognizes compensation expense ratably over the requisite service period based on the expectation that 100 percent of the OCF-PSUs are deemed probable of vesting. This probability assessment is performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the consolidated statement of operations in the period in which such determination is made.

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended April 2, 2021:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	142	$88.99
Granted	67	$150.89
Performance adjustment	28	$67.72
Vested	(75)	$64.25
Forfeited	—	$—
Unvested at April 2, 2021	162	$122.26
Expected to vest as of April 2, 2021	136

The unvested PSUs are shown at target in the table above. As of April 2, 2021, the maximum number of shares to be earned under these PSU grants was approximately 286 thousand shares.

The performance adjustment shares and vested shares shown in the table above are for performance-based awards granted on February 22, 2018. These awards vested at 160% of target number of shares during the three months ended April 2, 2021 based on the achievement of cumulative Non-GAAP EPS and applicable relative TSR performance conditions during the performance period of fiscal years 2018 through 2020.

The total fair value of PSUs that vested during the three months ended April 2, 2021 was $9.3 million based on the market price of the underlying shares on the date of vesting.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte Carlo valuation model with the following assumptions:

Three Months Ended April 2, 2021
Grant-date stock price	$138.23
Expected volatility	42.44%
Risk-free interest rate	0.22%
Expected annual dividend yield	—
Fair value	$166.64

Stock Options

No stock options were granted during the three months ended April 2, 2021. There were 60 thousand fully-vested stock options outstanding as of April 2, 2021.

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

The Company’s effective tax rate of (20.8)% for the three months ended April 2, 2021 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, and windfall tax benefits upon vesting of certain share-based compensation awards during the period. For the three months ended April 2, 2021, the windfall tax benefits upon vesting of certain share-based compensation awards had a benefit of 35.9% on the Company’s effective tax rate.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

13. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	April 2,	April 3,
	2021	2020
2020 restructuring	$1,338	$—
2019 restructuring	208	569
2018 restructuring	—	86
Total restructuring charges	1,546	655
Acquisition and related charges	2,185	1,006
Total restructuring, acquisition, and related costs	$3,731	$1,661

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program is focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program will be focused on cost reduction actions that improve gross margins for the overall company. During the three months ended April 2, 2021, the Company recorded $1.3 million in severance and other costs in connection with the 2020 restructuring program. As of April 2, 2021, the Company had incurred cumulative costs related to this restructuring plan totaling $4.1 million. The Company anticipates substantially completing the 2020 restructuring program in the fourth quarter of 2021 and expects to incur additional restructuring charges of $6.0 million to $7.0 million related to the 2020 restructuring program in the next twelve months.

The following table summarizes restructuring costs associated with the 2020 restructuring program by reportable segment (in thousands):

	Three Months Ended
	April 2,	April 3,
	2021	2020
Photonics	$295	$—
Vision	422	—
Precision Motion	621	—
Unallocated Corporate and Shared Services	—	—
Total	$1,338	$—

2019 Restructuring

During the fourth quarter of 2018, the Company implemented a restructuring plan intended to realign operations, reduce costs, achieve operational efficiencies and focus resources on growth initiatives (the “2019 restructuring plan”). During the three months ended April 2, 2021, the Company recorded $0.2 million in severance and related costs in connection with the 2019 restructuring plan. These costs were reported in the Vision reportable segment. As of April 2, 2021, the Company incurred cumulative costs related to this restructuring plan totaling $9.0 million. The 2019 restructuring program was completed in the first quarter of 2021.

2018 Restructuring

During the second quarter of 2018, the Company initiated a program to integrate manufacturing operations as a result of acquisition activities (the “2018 restructuring plan”). The Company did not incur any costs related to the 2018 restructuring plan during the three months ended April 2, 2021. As of April 2, 2021, the Company incurred cumulative costs related to this restructuring plan totaling $3.6 million. The 2018 restructuring program was completed in 2020.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Other
Balance at December 31, 2020	$1,800	$1,681	$116	$3
Restructuring charges	1,546	1,061	382	103
Cash payments	(638)	(490)	(45)	(103)
Non-cash charges and other adjustments	(201)	12	(213)	—
Balance at April 2, 2021	$2,507	$2,264	$240	$3

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $0.2 million and $0.1 million for the three months ended April 2, 2021 and April 3, 2020, respectively. During the three months ended April 2, 2021, the Company incurred $0.9 million in legal costs related to a dispute involving a company that was acquired in 2019. Acquisition and related costs recognized under earn-out agreements in connection with acquisitions totaled $1.0 million and $0.9 million for the three months ended April 2, 2021 and April 3, 2020, respectively. The majority of acquisition and related costs for the three months ended April 2, 2021 were included in the Company’s Precision Motion and Vision reportable segments. The majority of acquisition and related costs for the three months ended April 3, 2020 were included in the Company’s Precision Motion and Unallocated Corporate and Shared Services reportable segments.

14. Commitments and Contingencies

Purchase Commitments

There have been no material changes to the Company’s purchase commitments since December 31, 2020.

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

AS OF APRIL 2, 2021

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended
	April 2,	April 3,
Revenue	2021	2020
Photonics	$58,493	$55,140
Vision	67,636	69,008
Precision Motion	36,455	31,320
Total	$162,584	$155,468

	Three Months Ended
	April 2,	April 3,
Gross Profit	2021	2020
Photonics	$28,109	$24,661
Vision	26,926	26,575
Precision Motion	16,077	13,908
Unallocated Corporate and Shared Services	(2,372)	(699)
Total	$68,740	$64,445

	Three Months Ended
	April 2,	April 3,
Gross Profit Margin	2021	2020
Photonics	48.1%	44.7%
Vision	39.8%	38.5%
Precision Motion	44.1%	44.4%
Total	42.3%	41.5%

	Three Months Ended
	April 2,	April 3,
Operating Income (Loss)	2021	2020
Photonics	$12,395	$8,915
Vision	3,366	5,634
Precision Motion	7,446	6,538
Unallocated Corporate and Shared Services	(12,108)	(7,837)
Total	$11,099	$13,250

	Three Months Ended
	April 2,	April 3,
Depreciation and Amortization Expenses	2021	2020
Photonics	$2,898	$2,649
Vision	5,275	5,277
Precision Motion	1,607	1,353
Unallocated Corporate and Shared Services	69	51
Total	$9,849	$9,330

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 2, 2021

(Unaudited)

Revenue by Geography

The Company aggregates geographic revenue based on the customer location where products are shipped to. Revenue from these customers was as follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2021	2020
United States	$59,230	$59,205
Germany	22,363	23,233
Rest of Europe	35,575	33,085
China	22,551	15,404
Rest of Asia-Pacific	20,747	21,700
Other	2,118	2,841
Total	$162,584	$155,468

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

Revenue by End Market

The Company primarily operates in two end markets: the medical market and advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended
	April 2,	April 3,
	2021	2020
Medical	55%	58%
Advanced Industrial	45%	42%
Total	100%	100%

The majority of revenue from the Photonics and Precision Motion segments is generated from sales to customers in the advanced industrial market. The majority of revenue from the Vision segment is generated from sales to customers in the medical market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to the anticipated impacts of the COVID-19 pandemic on our business, our financial results and our financial condition; our belief that the Purchasing Managers Index (“PMI”) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; anticipated revenue performance; industry trends; market conditions; our competitive positions; changes in economic and political conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions; integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits, costs and timelines of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory environmental requirements and our compliance thereto; and other statements that are not historical facts. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activities; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; failure to introduce new products in a timely manner; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; our failure to comply with data privacy regulations; changes in interest rates, credit ratings or foreign currency exchange rates; risks associated with our operations in foreign countries; risks associated with the COVID-19 pandemic and other events outside our control; our increased use of outsourcing in foreign countries; risks associated with increased outsourcing of components manufacturing; our exposure to increased tariffs, trade restrictions or taxes on our products; negative effects on global economic conditions, financial markets and our business as a result of the United Kingdom’s withdrawal from the European Union; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components or other goods from our suppliers; our failure to accurately forecast component and raw material requirements leading to excess inventories or delays in the delivery of our products; production difficulties and product delivery delays or disruptions; our exposure to medical device regulations, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products; potential penalties for violating foreign, U.S. federal, and state healthcare laws and regulations; changes in governmental regulations affecting our business or products; our compliance, or failure to comply, with environmental regulations; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; changes in tax laws, and fluctuations in our effective tax rates; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; our existing indebtedness limiting our ability to engage in certain activities; volatility in the market price for our common shares; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the heading “Risk Factors” as updated in our other filings with the Securities and Exchange Commission. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required under applicable law.

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

Medical Market

For the three months ended April 2, 2021, the medical market accounted for approximately 55% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the three months ended April 2, 2021, the advanced industrial market accounted for approximately 45% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Impact of COVID-19 on Our Business

In response to the COVID-19 pandemic, we have taken proactive, aggressive actions to protect the health and safety of our employees. We established steering committees at both the corporate level and at each of our facilities to provide leadership for and manage our COVID-19 risk mitigation actions and countermeasures. We have provided frequent employee communications that include guidance and updates to our employees with regards to COVID-19 safety procedures and status. We established rigorous safety measures in all of our facilities, including implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present on the manufacturing floor or in our facilities to perform their work, suspending travel, spreading production over more shifts, implementing temperature checks at the entrances to our facilities, frequently disinfecting our workspaces, and providing masks to those employees who must be physically present in our facilities. We expect to continue these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. In connection with our COVID-19 remediation actions, we have incurred additional costs to protect the health of our employees, including investments in technologies and monitoring equipment and weekly testing for COVID-19 at certain locations. We expect such costs to continue to be significant to our cost of operations. We may take further actions as government authorities require or recommend or as we determine to be in the best interest of our employees.

The outbreak has significantly increased economic and demand uncertainty. The spread of COVID-19 has caused a global economic slowdown and a global recession. Even as governmental restrictions are relaxed and economies gradually, partially or fully, reopen, the ongoing economic impacts and health concerns associated with COVID-19 may continue to affect customer demand.

Through April 2, 2021, we experienced limited disruptions to our supply chain as a result of the COVID-19 pandemic. We regularly monitor the manufacturing output of companies in our supply chain. Disruptions on our suppliers or sub-suppliers caused by the COVID-19 pandemic and the recent electronics and other material shortages could cause further challenges in our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations.

To mitigate the risk of any potential supply interruptions from the COVID-19 pandemic and electronics and other material shortages, we are identifying alternative suppliers, sourcing raw materials from different supplier locations, modifying our designs to allow for alternative components to be used without compromising quality or performance, and taking other actions to ensure our supply of raw materials. Although we are mitigating potential supply interruptions from the COVID-19 pandemic and electronics and other material shortages, if certain suppliers cannot produce a key part or component for us, or if the receipt of certain materials is otherwise delayed, we may miss our scheduled shipment deadlines and our relationship with customers may be harmed.

Additionally, restrictions on or disruptions of transportation, such as reduced availability of air transports, port closures and increased border controls or closures, have resulted in higher costs and delays, both for obtaining raw materials from suppliers and for shipping finished products to customers.

COVID-19 has caused inflation pressures on the market prices for certain of our primary raw materials as well as increases in the costs of freight, packaging, energy and other consumables that are used in our manufacturing processes. We have generally been able to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our selling prices to pass through some of these higher costs to our customers; however, our ability to raise our selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover increases in our costs.

Results of Operations for the Three Months Ended April 2, 2021 Compared with the Three Months Ended April 3, 2020

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended
	April 2,	April 3,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	57.7	58.5
Gross profit	42.3	41.5
Operating expenses:
Research and development and engineering	11.5	9.9
Selling, general and administrative	19.5	19.8
Amortization of purchased intangible assets	2.2	2.2
Restructuring, acquisition, and related costs	2.3	1.1
Total operating expenses	35.5	33.0
Operating income	6.8	8.5
Interest income (expense), net	(0.9)	(1.1)
Foreign exchange transaction gains (losses), net	(0.2)	0.2
Other income (expense), net	(0.0)	0.1
Income before income taxes	5.7	7.7
Income tax provision	(1.2)	(0.0)
Consolidated net income	6.9%	7.7%

Overview of Financial Results

Total revenue of $162.6 million for the three months ended April 2, 2021 increased $7.1 million, or 4.6%, from the prior year period primarily due to increased demand in the advanced industrial market related to microelectronics and as a result of increases in industrial manufacturing spending, partially offset by a decrease in demand in the medical market as a result of deferrals of elective surgical procedures during COVID-19 pandemic. In addition, foreign currency exchange rates positively impacted our revenue by $5.4 million, or 3.5%, for the three months ended April 2, 2021.

Operating income of $11.1 million for the three months ended April 2, 2021 decreased $2.2 million, or 16.2%, from the prior year period. This decrease was primarily attributable to an increase in Research and Development and Engineering (“R&D”) expense of $3.3 million and restructuring, acquisition, and related cost of $2.1 million, partially offset by an increase in gross profit of $4.3 million primarily attributable to higher revenue.

Basic earnings per common share (“Basic EPS”) of $0.32 for the three months ended April 2, 2021 decreased $0.02 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.32 for the three months ended April 2, 2021 decreased $0.02 from the prior year period. The decreases were primarily attributable to a decrease in operating income, offset by a decrease in income tax expense.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	April 2,	April 3,	Increase	Percentage
	2021	2020	(Decrease)	Change
Photonics	$58,493	$55,140	$3,353	6.1%
Vision	67,636	69,008	(1,372)	(2.0)%
Precision Motion	36,455	31,320	5,135	16.4%
Total	$162,584	$155,468	$7,116	4.6%

Photonics

Photonics segment revenue for the three months ended April 2, 2021 increased by $3.4 million, or 6.1%, versus the prior year period, primarily due to increased demand in the advanced industrial market as a result of increases in industrial manufacturing spending.

Vision

Vision segment revenue for the three months ended April 2, 2021 decreased by $1.4 million, or 2.0%, versus the prior year period, primarily due to a decrease in revenue from our minimally invasive surgery (“MIS”) products as a result of deferrals of elective surgical procedures during the COVID-19 pandemic.

Precision Motion

Precision Motion segment revenue for the three months ended April 2, 2021 increased by $5.1 million, or 16.4%, versus the prior year period, primarily due to increased demand in advanced industrial market as a result of an increase in industrial manufacturing spending.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	April 2,	April 3,
	2021	2020
Gross profit:
Photonics	$28,109	$24,661
Vision	26,926	26,575
Precision Motion	16,077	13,908
Unallocated Corporate and Shared Services	(2,372)	(699)
Total	$68,740	$64,445
Gross profit margin:
Photonics	48.1%	44.7%
Vision	39.8%	38.5%
Precision Motion	44.1%	44.4%

Total	42.3%	41.5%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, trade tariffs, freight costs, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended April 2, 2021 increased $3.4 million, or 14.0%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Photonics segment gross profit margin was 48.1% for the three months ended April 2, 2021, versus a gross profit margin of 44.7% for the prior year period. The increase in gross profit margin was primarily attributable to higher factory utilization associated with higher production volumes.

Vision

Vision segment gross profit for the three months ended April 2, 2021 increased $0.4 million, or 1.3%, versus the prior year period. Vision segment gross profit margin was 39.8% for the three months ended April 2, 2021, versus a gross profit margin of 38.5% for the prior year period. The increase in gross profit and gross profit margin were primarily attributable to improvements to factory productivity and lower cost of poor quality.

Precision Motion

Precision Motion segment gross profit for the three months ended April 2, 2021 increased $2.2 million, or 16.0%, versus the prior year period, primarily due to an increase in revenue. Precision Motion segment gross profit margin was 44.1% for the three months ended April 2, 2021, versus a gross profit margin of 44.4% for the prior year period.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments. These costs for the three months ended April 2, 2021 increased by $1.7 million versus the prior year period primarily due to COVID-19 testing costs for employees of $1.4 million.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended
	April 2,	April 3,
	2021	2020
Research and development and engineering	$18,682	$15,334
Selling, general and administrative	31,653	30,755
Amortization of purchased intangible assets	3,575	3,445
Restructuring, acquisition, and related costs	3,731	1,661
Total	$57,641	$51,195

Research and Development and Engineering Expenses

R&D expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $18.7 million, or 11.5% of revenue, during the three months ended April 2, 2021, versus $15.3 million, or 9.9% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to higher compensation related expense as a result of higher headcount and higher R&D project spending.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $31.7 million, or 19.5% of revenue, during the three months ended April 2, 2021, versus $30.8 million, or 19.8% of revenue, during the prior year period. SG&A expenses increased in terms of total dollars primarily due to higher share-based compensation expense and higher variable compensation expense as a result of re-establishment of 2021 cash bonuses, partially offset by lower travel costs and other discretionary spending.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding the amortization of developed technologies that is included in cost of revenue, was $3.6 million, or 2.2% of revenue, during the three months ended April 2, 2021, versus $3.4 million, or 2.2% of revenue, during the prior year period.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $3.7 million during the three months ended April 2, 2021, versus $1.7 million during the prior year period. The increase in restructuring, acquisition, and related costs versus the prior year period was primarily due to an increase in restructuring cost related to the 2020 restructuring plan and legal fees related to a dispute involving a company we acquired in 2019.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended
	April 2,	April 3,
	2021	2020
Operating Income (Loss)
Photonics	$12,395	$8,915
Vision	3,366	5,634
Precision Motion	7,446	6,538
Unallocated Corporate and Shared Services	(12,108)	(7,837)
Total	$11,099	$13,250

Photonics

Photonics segment operating income was $12.4 million, or 21.2% of revenue, during the three months ended April 2, 2021, versus $8.9 million, or 16.2% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $3.4 million and a decrease in SG&A spending of $0.9 million, offset by an increase in R&D spending of $0.7 million.

Vision

Vision segment operating income was $3.4 million, or 5.0% of revenue, during the three months ended April 2, 2021, versus $5.6 million, or 8.2% of revenue, during the prior year period. The decrease in operating income was primarily due to an increase in R&D spending of $2.0 million, and an increase in restructuring, acquisition, and related charges of $1.1 million, partially offset by a decrease in SG&A spending of $0.6 million.

Precision Motion

Precision Motion segment operating income was $7.4 million, or 20.4% of revenue, during the three months ended April 2, 2021, versus $6.5 million, or 20.9% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $2.2 million, partially offset by an increase in restructuring, acquisition, and related charges of $0.7 million, and R&D spending of $0.6 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended April 2, 2021 increased by $4.3 million versus the prior year period primarily due to costs related to COVID-19 testing for employees of $1.4 million included in costs of goods sold, and an increase in SG&A spending of $2.4 million related to stock-based compensation and the re-establishment of 2021 cash bonuses.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended
	April 2,	April 3,
	2021	2020
Interest income (expense), net	$(1,408)	$(1,678)
Foreign exchange transaction gains (losses), net	$(257)	$254
Other income (expense), net	$(70)	$83

Interest Income (Expense), Net

Net interest expense was $1.4 million for the three months ended April 2, 2021, versus $1.7 million in the prior year period. The decrease in net interest expense was primarily due to a decrease in average debt levels and a decrease in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 2.02% during the three months ended April 2, 2021, versus 2.39% during the three months ended April 3, 2020.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were $(0.3) million net losses for the three months ended April 2, 2021, versus $0.3 million net gains in the prior year period. The decrease in net gains was primarily due to changes in the value of the U.S. Dollar against the British Pound and the Euro and lower net realized gains from foreign currency contracts.

Other Income (Expense), Net

Net other expense was nominal for both the three months ended April 2, 2021 and the three months ended April 3, 2021.

Income Tax Provision

Our effective tax rate for the three months ended April 2, 2021 was (20.8)%, versus (0.3)% for the prior year period. Our effective tax rate of (20.8)% for the three months ended April 2, 2021 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, and windfall tax benefits upon vesting of certain stock-based compensation awards during the period. For the three months ended April 2, 2021, the windfall tax benefits upon vesting of certain stock-based compensation awards had a benefit of 35.9% on our effective tax rate.

Our effective tax rate of (0.3)% for the three months ended April 3, 2020 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, and windfall tax benefits upon vesting of certain stock-based compensation awards during the period. For the three months ended April 3, 2020, the windfall tax benefits upon vesting of certain stock-based compensation awards had a benefit of 19.8% on our effective tax rate.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside our control, such as the  economic consequences of the COVID-19 pandemic, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

As of April 2, 2021, $87.0 million of our $113.6 million cash and cash equivalents was held by subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities (as defined below). Approximately $176.5 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the United States. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

We deferred certain U.S. payroll tax payments in 2020 in accordance with relief provisions under the CARES Act. As of April 2, 2021, we had $2.8 million in such deferred U.S. payroll tax payments under the CARES Act. As permitted under the CARES Act, we expect to pay half of the deferred U.S. payroll tax payments by December 31, 2021 and the remaining half by December 31, 2022.

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

In March 2020, we entered into an amendment (the “First Amendment”) to the Third Amended and Restated Credit Agreement and exercised a portion of the uncommitted accordion feature. The First Amendment increased the revolving credit facility commitment under the Third Amended and Restated Credit Agreement by $145.0 million, from $350.0 million to $495.0 million, and reset the uncommitted accordion feature to $200.0 million for potential future expansion.

As of April 2, 2021, we had $99.2 million term loan and $96.3 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 0.25% and 1.25% per annum, determined by reference to our consolidated leverage ratio, or (b) the Eurocurrency Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 1.25% and 2.25% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.40% per annum, determined by reference to our consolidated leverage ratio. As of April 2, 2021, we had outstanding borrowings under the Third Amended and Restated Credit Agreement denominated in Euro and U.S. Dollars of $176.5 million and $19.0 million, respectively.

The Third Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Third Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of April 2, 2021:

	Requirement	Actual
Maximum consolidated leverage ratio	3.50	1.35
Minimum consolidated fixed charge coverage ratio	1.50	10.95

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

In October 2018, our Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of common shares. Share repurchases have been made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. We had $9.5 million available for share repurchases under the 2018 Repurchase Plan as of April 2, 2021.

In February 2020, our Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of common shares. We expect that share repurchases will be made under the 2020 Repurchase Plan after the 2018 Repurchase Plan is completed. No shares have been repurchased under the 2020 Repurchase Plan to date.

Cash Flows for the Three Months Ended April 2, 2021 and April 3, 2020

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Three Months Ended
	April 2,	April 3,
	2021	2020
Net cash provided by operating activities	$23,268	$17,755
Net cash used in investing activities	$(5,468)	$(5,101)
Net cash used in financing activities	$(28,935)	$(16,045)

	April 2,	December 31,
	2021	2020
Cash and cash equivalents	$113,562	$125,054
Unused and available funds under revolving credit facility	$398,700	$395,239

Operating Cash Flows

Cash provided by operating activities was $23.3 million for the three months ended April 2, 2021, versus $17.8 million for the prior year period. Cash provided by operating activities for the three months ended April 2, 2022 increased from the prior year period primarily due to working capital improvements resulting in an increase in cash flows from inventory and substantially no bonus payout in 2021 as a result of the elimination of our 2020 annual bonus plan, offset by an increase in accounts receivable due to increases in revenue.

Cash provided by operating activities for the three months ended April 2, 2021 was positively impacted by an increase in our inventory turnover ratio from 3.7 at December 31, 2020 to 4.1 at April 2, 2021 and an increase in our days payables outstanding which increased from 45 days at December 31, 2020 to 51 days at April 2, 2021, offset by an increase in accounts receivable as a result of increased revenue.

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

Investing Cash Flows

Cash used in investing activities was $5.5 million for the three months ended April 2, 2021, primarily driven by capital expenditures of $3.3 million and a contingent consideration payment of $2.2 million related to our 2016 asset acquisition of video signal processing and management technologies.

Cash used in investing activities was $5.1 million for the three months ended April 3, 2020, primarily related to capital expenditures of $2.3 million and a contingent consideration payment of $2.6 million related to our 2016 asset acquisition of video signal processing and management technologies.

We have no material commitments to purchase property, plant, and equipment as of April 2, 2021. We expect to use an aggregate of approximately $21 million to $23 million in fiscal 2021 for capital expenditures related to investments in new property, plant and equipment for our existing businesses.

Financing Cash Flows

Cash used in financing activities was $28.9 million for the three months ended April 2, 2021, primarily due to $18.3 million of payroll tax payments upon vesting of share-based compensation awards, $8.7 million of payment made for the purchase of a building under a finance lease, and $1.3 million of term loan repayments.

Cash used in financing activities was $16.0 million for the three months ended April 3, 2020, primarily due to $1.3 million of term loan repayments, $1.3 million of fees paid in connection with the First Amendment to our Third Amended and Restated Credit Agreement, $7.8 million of payroll tax payments upon vesting of share-based compensation awards, and $5.5 million of repurchases of common shares.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest payments associated with our Senior Credit Facilities, operating and finance leases, purchase commitments, pension obligations, deferred cash considerations associated with acquisitions, contingent considerations and earn-outs. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. As of April 2, 2021, we have not entered into any other material new or modified contractual obligations since December 31, 2020.

Off-Balance Sheet Arrangements

Through April 2, 2021, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates through April 2, 2021 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended April 2, 2021, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of April 2, 2021, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 2, 2021.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended April 2, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes in our risk factors as included in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/15

3.2	By-Laws of the Registrant, as amended	10-K	001-35083	3.2	03/1/21

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/10

3.5	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/16

10.1	Novanta Inc. 2010 Incentive Award Plan (Amended and Restated Effective February 24, 2021), as amended	8-K	001-35083	10.1	04/16/21

10.2	Form of Restricted Stock Unit Award Grant Notice and Agreement					*

10.3	Form of Operating Cash Flow Performance Stock Unit Award Grant Notice and Agreement					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	May 11, 2021
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	May 11, 2021
Robert J. Buckley