Form 10-Q
period 2021-07-02
NOVANTA INC
filed 2021-08-10
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2021

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

As of July 28, 2021, there were 35,489,022 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	July 2,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$133,853	$125,054
Accounts receivable, net of allowance of $246 and $274, respectively	90,078	75,054
Inventories	94,974	92,737
Prepaid income taxes and income taxes receivable	5,829	3,203
Prepaid expenses and other current assets	11,013	8,125
Total current assets	335,747	304,173
Property, plant and equipment, net	80,164	78,676
Operating lease assets	33,407	34,444
Deferred tax assets	9,941	10,491
Other assets	2,577	2,894
Intangible assets, net	133,450	148,521
Goodwill	282,659	285,980
Total assets	$877,945	$865,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,330	$5,508
Accounts payable	54,053	42,966
Income taxes payable	4,752	5,787
Current portion of operating lease liabilities	6,430	6,188
Accrued expenses and other current liabilities	55,989	53,780
Total current liabilities	126,554	114,229
Long-term debt	186,866	194,927
Operating lease liabilities	32,248	32,802
Deferred tax liabilities	22,350	24,134
Income taxes payable	4,429	5,112
Other liabilities	12,434	17,166
Total liabilities	384,881	388,370
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred shares, no par value; Authorized shares: 7,000; no shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,489 and 35,163, respectively	423,856	423,856
Additional paid-in capital	52,243	58,992
Retained earnings	29,176	6,202
Accumulated other comprehensive loss	(12,211)	(12,241)
Total stockholders' equity	493,064	476,809
Total liabilities and stockholders’ equity	$877,945	$865,179

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
Revenue	$167,523	$144,728	$330,107	$300,196
Cost of revenue	95,117	86,026	188,961	177,049
Gross profit	72,406	58,702	141,146	123,147
Operating expenses:
Research and development and engineering	16,954	14,440	35,636	29,774
Selling, general and administrative	31,240	24,908	62,893	55,663
Amortization of purchased intangible assets	3,586	3,410	7,161	6,855
Restructuring, acquisition, and related costs	4,634	2,243	8,365	3,904
Total operating expenses	56,414	45,001	114,055	96,196
Operating income	15,992	13,701	27,091	26,951
Interest income (expense), net	(1,378)	(1,701)	(2,786)	(3,379)
Foreign exchange transaction gains (losses), net	(76)	(282)	(333)	(28)
Other income (expense), net	(97)	(22)	(167)	61
Income before income taxes	14,441	11,696	23,805	23,605
Income tax provision (benefit)	2,777	36	831	(2)
Consolidated net income	$11,664	$11,660	$22,974	$23,607

Earnings per common share (Note 4):
Basic	$0.33	$0.33	$0.65	$0.67
Diluted	$0.33	$0.33	$0.64	$0.66

Weighted average common shares outstanding—basic	35,374	35,137	35,326	35,145
Weighted average common shares outstanding—diluted	35,763	35,579	35,775	35,570

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
Consolidated net income	$11,664	$11,660	$22,974	$23,607
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	136	1,498	(353)	(5,308)
Pension liability adjustments, net of tax (2)	262	100	383	837
Total other comprehensive income (loss)	398	1,598	30	(4,471)
Total consolidated comprehensive income	$12,062	$13,258	$23,004	$19,136

(1)	The tax effect on this component of comprehensive income (loss) was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income (loss) was nominal for all periods presented. See Note 3 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
	# of Shares	Amount	Capital	Earning (Deficit)	Loss	Total

	Three Months Ended July 2, 2021
Balance at April 2, 2021	35,384	$423,856	$47,364	$17,512	$(12,609)	$476,123
Consolidated net income	—	—	—	11,664	—	11,664
Common shares issued under stock plans	106	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(1)	—	(156)	—	—	(156)
Share-based compensation	—	—	5,035	—	—	5,035
Other comprehensive income (loss), net of tax	—	—	—	—	398	398
Balance at July 2, 2021	35,489	$423,856	$52,243	$29,176	$(12,211)	$493,064

	Six Months Ended July 2, 2021
Balance at December 31, 2020	35,163	$423,856	$58,992	$6,202	$(12,241)	$476,809
Consolidated net income	—	—	—	22,974	—	22,974
Common shares issued under stock plans	460	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(134)	—	(18,428)	—	—	(18,428)
Repurchases of common shares	—	—	—	—	—	—
Share-based compensation	—	—	11,679	—	—	11,679
Other comprehensive income (loss), net of tax	—	—	—	—	30	30
Balance at July 2, 2021	35,489	$423,856	$52,243	$29,176	$(12,211)	$493,064

	Three Months Ended July 3, 2020
Balance at April 3, 2020	35,122	$423,856	$39,801	$(26,372)	$(24,182)	$413,103
Consolidated net income	—	—	—	11,660	—	11,660
Common shares issued under stock plans	34	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(1)	—	(111)	—	—	(111)
Share-based compensation	—	—	5,648	—	—	5,648
Other comprehensive income (loss), net of tax	—	—	—	—	1,598	1,598
Balance at July 3, 2020	35,155	$423,856	$45,338	$(14,712)	$(22,584)	$431,898

	Six Months Ended July 3, 2020
Balance at December 31, 2019	35,052	$423,856	$49,748	$(38,319)	$(18,113)	$417,172
Consolidated net income	—	—	—	23,607	—	23,607
Common shares issued under stock plans	256	—	179	—	—	179
Common shares withheld for taxes on vested stock awards	(88)	—	(7,936)	—	—	(7,936)
Repurchases of common shares	(65)	—	(5,500)	—	—	(5,500)
Share-based compensation	—	—	8,847	—	—	8,847
Other comprehensive income (loss), net of tax	—	—	—	—	(4,471)	(4,471)
Balance at July 3, 2020	35,155	$423,856	$45,338	$(14,712)	$(22,584)	$431,898

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$22,974	$23,607
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	19,724	18,767
Provision for inventory excess and obsolescence	2,505	2,272
Share-based compensation	11,679	8,847
Deferred income taxes	(699)	(3,280)
Other	682	1,005
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(15,580)	2,172
Inventories	(5,645)	5,947
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(4,750)	893
Accounts payable, income taxes payable, accrued expenses and other current liabilities	22,059	(10,931)
Other non-current assets and liabilities	(935)	2,273
Cash provided by operating activities	52,014	51,572
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,643)	(4,640)
Payment of contingent consideration related to acquisition of technology assets	(2,200)	(2,632)
Cash used in investing activities	(10,843)	(7,272)
Cash flows from financing activities:
Repayments under term loan and revolving credit facilities	(2,706)	(2,520)
Payments of debt issuance costs	—	(1,614)
Payments of withholding taxes from share-based awards	(18,428)	(7,936)
Repurchases of common shares	—	(5,500)
Payment of contingent consideration related to an acquisition	(1,836)	(1,135)
Purchase of building under finance lease	(8,743)	—
Payments of deferred and escrowed purchase price related to acquisitions	—	(5,772)
Other financing activities	(281)	(501)
Cash used in financing activities	(31,994)	(24,978)
Effect of exchange rates on cash and cash equivalents	(378)	(772)
Increase (decrease) in cash and cash equivalents	8,799	18,550
Cash and cash equivalents, beginning of the period	125,054	78,944
Cash and cash equivalents, end of the period	$133,853	$97,494
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,240	$2,797
Cash paid for income taxes	$6,734	$2,433
Income tax refunds received	$1,199	$1,979

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 2, 2021

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the period in which such revisions are deemed to be necessary. The Company evaluates its estimates based on historical experience, current conditions, including estimated economic implications of the COVID-19 pandemic, and various other assumptions that it believes are reasonable under the circumstances. The accounting estimates assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was not a material change to the consolidated financial statements related to these estimates as of and for the six months ended July 2, 2021, the Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

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

		January 1, 2021. Early adoption is permitted.	The Company adopted ASU 2019-12 during the first quarter of 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.”	ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	Upon issuance. ASU 2020-04 is elective.	The Company does not expect the impact of ASU 2020-04 to be material to its consolidated financial statements.

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

AS OF JULY 2, 2021

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of July 2, 2021 and December 31, 2020, contract liabilities were $5.6 million and $6.5 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The decrease in the contract liability balance during the six months ended July 2, 2021 is primarily due to $4.1 million of revenue recognized during the period that was included in the contract liability balance at December 31, 2020, partially offset by cash payments received in advance of satisfying performance obligations.

Disaggregated Revenue

See Note 15 for the Company’s disaggregation of revenue by segment, geography and end market.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

(Unaudited)

3. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss was as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2020	$(12,241)	$(2,296)	$(9,945)
Other comprehensive income (loss)	(451)	(353)	(98)
Amounts reclassified from accumulated other comprehensive loss	481	—	481
Balance at July 2, 2021	$(12,211)	$(2,649)	$(9,562)

The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

4. Earnings per Common Share

Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period.

For diluted earnings per common share, the denominator includes the dilutive effect of outstanding common share equivalents. For the three and six months ended July 2, 2021 and July 3, 2020, respectively, weighted average shares outstanding for the diluted earnings per common share included the dilutive effect of outstanding restricted stock units, stock options, and total shareholder return performance-based restricted stock units, determined using the treasury stock method. The dilutive effects of market-based contingently issuable shares are included in the weighted average common share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period, assuming the end of the reporting period is also the end of the performance period. Dilutive effects of attainment-based contingently issuable shares granted to the former Laser Quantum Limited (“Laser Quantum”) noncontrolling interest shareholders, non-GAAP EPS performance-based restricted stock units and operating cash flow performance-based restricted stock units are included in the weighted average common share calculation when the performance targets have been achieved based on the cumulative achievement against the performance targets as of the end of each reporting period.

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
Numerators:
Consolidated net income	$11,664	$11,660	$22,974	$23,607

Denominators:
Weighted average common shares outstanding— basic	35,374	35,137	35,326	35,145
Dilutive potential common shares	389	442	449	425
Weighted average common shares outstanding— diluted	35,763	35,579	35,775	35,570
Antidilutive potential common shares excluded from above	25	—	23	26

Earnings per Common Share:
Basic	$0.33	$0.33	$0.65	$0.67
Diluted	$0.33	$0.33	$0.64	$0.66

For both the three and six months ended July 2, 2021, 46 thousand non-GAAP EPS performance-based restricted stock units and 37 thousand operating cash flow performance-based restricted stock units granted to certain members of the executive management team, and  213 thousand shares of restricted stock issued to the former Laser Quantum non-controlling interest

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

(Unaudited)

shareholders are considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of July 2, 2021.

For both the three and six months ended July 3, 2020, 71 thousand non-GAAP EPS performance-based restricted stock units granted to certain members of the executive management team and 213 thousand shares of restricted stock issued to the former Laser Quantum non-controlling interest shareholders were considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of July 3, 2020.

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

Contingent Considerations

On July 31, 2019, the Company acquired ARGES GmbH (“ARGES”). Under the purchase and sale agreement for the ARGES acquisition, the former owner of ARGES is eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from August 2019 through December 2026. The undiscounted range of possible contingent consideration is zero to €10.0 million ($11.1 million). If the revenue targets are achieved, the contingent consideration would be payable annually with the first payment due in the first quarter of 2021. The estimated fair value of the contingent consideration of €7.1 million ($7.9 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. During 2020, the fair value of the contingent consideration was adjusted to €4.1 million ($5.1 million). In March 2021, the Company made the first installment payment of €0.4 million ($0.4 million), which is included in cash flows from financing activities in the consolidated statement of cash flows for the six months ended July 2, 2021. There were no other changes in the fair value of the contingent consideration during the three and six months ended July 2, 2021.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

(Unaudited)

Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. Based on the revenue performance and revenue projections for fiscal years 2021 and 2022 as of December 31, 2020, the fair value of the contingent consideration was adjusted to €2.3 million ($2.9 million). Based on the revenue performance and revenue projections as of April 2, 2021, the fair value of the contingent consideration was adjusted to €2.4 million ($2.9 million). The Company made the first installment payment of €1.0 million ($1.1 million) in May 2020 and the second installment payment of €1.2 million ($1.4 million) in May 2021. These installment payments are reported as cash flows from financing activities in the consolidated statement of cash flows for the respective periods. There were no other changes in the fair value of the contingent consideration during the three and six months ended July 2, 2021.

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the former owners are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from 2018 to 2021 from products utilizing the acquired technologies. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If the revenue targets are achieved, the contingent consideration would be payable in cash in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. Subsequent changes in the estimated fair value of this contingent liability are recorded as adjustments to the carrying value of the assets acquired and amortized over the remaining useful life of the underlying assets. The Company made the first installment payment of €2.4 million ($2.6 million) in February 2020 and the second installment payment of €1.8 million ($2.2 million) in February 2021. These installment payments are reported as cash flows from investing activities in the consolidated statement of cash flows for the respective periods. There were no other changes in the fair value of the contingent consideration during the three and six months ended July 2, 2021.

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of July 2, 2021 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$19,104	$19,104	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	149	—	149	—
	$19,253	$19,104	$149	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$3,721	$—	$—	$3,721
Foreign currency forward contracts	—	—	—	—
Other liabilities:
Contingent considerations - Long-term	3,691	—	—	3,691
	$7,412	$—	$—	$7,412

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

(Unaudited)

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$11,047	$11,047	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	27	—	27	—
	$11,074	$11,047	$27	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$4,280	$—	$—	$4,280
Foreign currency forward contracts	—	—	—	—
Other liabilities:
Contingent considerations - Long-term	7,276	—	—	7,276
	$11,556	$—	$—	$11,556

Changes in the fair value of Level 3 contingent considerations during the six months ended July 2, 2021 were as follows (in thousands):

Contingent Considerations
Balance at December 31, 2020	$11,556
Payments	(4,036)
Fair value adjustments	126
Effect of foreign exchange rates	(234)
Balance at July 2, 2021	$7,412

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	July 2, 2021 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (ARGES)	$4,485	Monte Carlo method	Historical and projected revenues from August 2019 through December 2026	N/A
			Revenue volatility	21.0%
			Cost of debt	2.6%
			Discount rate	3.7%

Contingent consideration (Ingenia)	$1,528	Monte Carlo method	Historical and projected revenues from April 2019 through March 2022	N/A
			Revenue volatility	38.5%
			Cost of debt	3.1%
			Discount rate	9.6%

Contingent consideration (Other)	$1,399	Discounted cash flow method	Historical and projected revenues for fiscal years 2018 to 2021	N/A
			Revenue discount rate	22.8%

Increases or decreases in the unobservable inputs noted above would result in a higher or lower fair value measurement.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

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

As of July 2, 2021, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $27.5 million and a net gain of $0.1 million, respectively. As of December 31, 2020, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $28.5 million and a net gain of less than $0.1 million, respectively.

The Company recognized an aggregate net loss of $0.1 million and an aggregate net gain of $0.6 million for the three and six months ended July 2, 2021, respectively, and an aggregate net gain of $0.7 million and $0.4 million for the three and six months ended July 3, 2020, respectively. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statement of operations for all periods presented.

7. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances for impairment annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. The Company performed the most recent annual goodwill and indefinite-lived intangible asset impairment test as of the beginning of the second quarter of 2021 and noted no impairment.

The following table summarizes changes in goodwill during the six months ended July 2, 2021 (in thousands):

Balance at beginning of the period	$285,980
Effect of foreign exchange rate changes	(3,321)
Balance at end of the period	$282,659

Goodwill by reportable segment as of July 2, 2021 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$217,304	$163,231	$53,353	$433,888
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$114,843	$131,509	$36,307	$282,659

Goodwill by reportable segment as of December 31, 2020 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$218,517	$165,195	$53,497	$437,209
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$116,056	$133,473	$36,451	$285,980

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

(Unaudited)

Intangible Assets

Intangible assets as of July 2, 2021 and December 31, 2020, respectively, are summarized as follows (in thousands):

	July 2, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$163,174	$(116,078)	$47,096	$164,430	$(110,572)	$53,858
Customer relationships	165,963	(99,114)	66,849	167,429	(92,892)	74,537
Trademarks and trade names	18,271	(11,793)	6,478	18,367	(11,268)	7,099
Amortizable intangible assets	347,408	(226,985)	120,423	350,226	(214,732)	135,494
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$360,435	$(226,985)	$133,450	$363,253	$(214,732)	$148,521

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

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
Amortization expense – cost of revenue	$2,982	$2,716	$5,959	$5,450
Amortization expense – operating expenses	3,586	3,410	7,161	6,855
Total amortization expense	$6,568	$6,126	$13,120	$12,305

Estimated amortization expense for each of the five succeeding years and thereafter as of July 2, 2021 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2021 (remainder of year)	$5,903	$7,096	$12,999
2022	10,115	13,340	23,455
2023	8,892	11,600	20,492
2024	6,646	9,585	16,231
2025	5,198	7,972	13,170
Thereafter	10,342	23,734	34,076
Total	$47,096	$73,327	$120,423

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	July 2,	December 31,
	2021	2020
Raw materials	$59,749	$55,657
Work-in-process	16,933	15,487
Finished goods	17,164	20,234
Demo and consigned inventory	1,128	1,359
Total inventories	$94,974	$92,737

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

(Unaudited)

Accrued Expenses and Other Current Liabilities

	July 2,	December 31,
	2021	2020
Accrued compensation and benefits	$20,444	$12,510
Accrued warranty	4,565	4,919
Contract liabilities, current portion	5,332	6,173
Finance lease obligations	582	9,720
Accrued earn-out and contingent considerations	11,874	10,796
Other	13,192	9,662
Total	$55,989	$53,780

Accrued Warranty

	Six Months Ended
	July 2,	July 3,
	2021	2020
Balance at beginning of the period	$4,919	$5,756
Provision charged to cost of revenue	929	1,166
Use of provision	(1,254)	(1,798)
Foreign currency exchange rate changes	(29)	(40)
Balance at end of the period	$4,565	$5,084

Other Long Term Liabilities

	July 2,	December 31,
	2021	2020
Finance lease obligations	$5,611	$5,908
Accrued pension liabilities	734	1,511
Accrued contingent considerations	3,691	7,276
Other	2,398	2,471
Total	$12,434	$17,166

9. Debt

Debt consisted of the following (in thousands):

	July 2,	December 31,
	2021	2020
Senior Credit Facilities – term loan	$5,363	$5,545
Less: unamortized debt issuance costs	(33)	(37)
Total current portion of long-term debt	$5,330	$5,508

Senior Credit Facilities – term loan	$93,581	$99,534
Senior Credit Facilities – revolving credit facility	97,107	99,761
Less: unamortized debt issuance costs	(3,822)	(4,368)
Total long-term debt	$186,866	$194,927

Total Senior Credit Facilities	$192,196	$200,435

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

(Unaudited)

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

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million beginning in March 2020, with the remaining balance due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at any time through December 2024. The Company repaid €2.3 million ($2.7 million) of its term loan during the six months ended July 2, 2021.

The Company is required to satisfy certain financial and non-financial covenants under the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of July 2, 2021.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

Fair Value of Debt

As of July 2, 2021 and December 31, 2020, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

(Unaudited)

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
Operating lease cost	$1,964	$1,870	$3,795	$3,907
Finance lease cost
Amortization of right-of-use assets	151	247	302	495
Interest on lease liabilities	86	108	173	218
Variable lease cost	324	344	559	723
Total lease cost	$2,525	$2,569	$4,829	$5,343

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	July 2,	December 31,
	2021	2020
Operating leases
Operating lease right-of-use assets	$33,407	$34,444

Current portion of operating lease liabilities	$6,430	$6,188
Operating lease liabilities	32,248	32,802
Total operating lease liabilities	$38,678	$38,990

Finance leases
Property, plant and equipment, gross	$9,582	$19,819
Accumulated depreciation	(4,767)	(4,934)
Finance lease assets included in property, plant and equipment, net	$4,815	$14,885

Accrued expenses and other current liabilities	$582	$9,720
Other liabilities	5,611	5,908
Total finance lease liabilities	$6,193	$15,628

Weighted-average remaining lease term (in years)
Operating leases	9.2	9.3
Finance leases	8.0	3.5
Weighted-average discount rate
Operating leases	5.39%	5.50%
Finance leases	5.54%	3.00%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

(Unaudited)

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Six Months Ended
	July 2,	July 3,
	2021	2020
Cash paid for amounts included in lease liabilities:
Operating cash flows from finance leases	$173	$218
Operating cash flows from operating leases	$3,252	$3,993
Financing cash flows from finance leases	$9,024	$680
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,257	$2,164

During the six months ended July 2, 2021, the Company paid $8.7 million upon the exercise of an option to purchase a building under a finance lease agreement in Germany. The cash payment is presented as a cash outflow from financing activities in the consolidated statement of cash flows.

Future minimum lease payments under operating and finance leases expiring subsequent to July 2, 2021, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021 (remainder of year)	$4,163	$453
2022	7,290	907
2023	5,978	930
2024	5,184	954
2025	4,970	954
Thereafter	23,180	3,486
Total minimum lease payments	50,765	7,684
Less: Interest	(12,087)	(1,491)
Present value of lease liabilities	$38,678	$6,193

11. Preferred and Common Shares and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of July 2, 2021, no preferred shares have been issued and outstanding.

Common Share Repurchases

In October 2018, the Company’s Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of the Company’s common shares. In February 2020, the Company’s Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of the Company’s common shares. As of July 2, 2021, the Company had $59.5 million available for future share repurchases under the 2018 and 2020 Share Repurchase Plans.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

(Unaudited)

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
Selling, general and administrative	$3,834	$3,162	$8,763	$5,960
Research and development and engineering	515	861	1,242	1,054
Cost of revenue	686	1,388	1,674	1,596
Restructuring, acquisition, and related costs	—	237	—	237
Total share-based compensation expense	$5,035	$5,648	$11,679	$8,847

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors of $1.1 million and $1.0 million during the six months ended July 2, 2021 and July 3, 2020, respectively.

On May 13, 2021, the Company’s shareholders approved the Amended and Restated 2010 Incentive Award Plan, which increases the number of shares authorized for issuance under the plan from 4,398,613 shares to 6,148,613 shares, extends the term of the plan through May 13, 2031, and includes certain provisions that reflect good corporate governance practices.

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

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors. Compensation expense associated with the DSUs is recognized in full on the date of grant, as the DSUs are fully vested and non-forfeitable upon grant. There were 91 thousand and 162 thousand DSUs outstanding as of July 2, 2021 and December 31, 2020, respectively. Outstanding DSUs are included in the calculation of weighted average basic shares outstanding for the respective periods.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended July 2, 2021:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	625	$58.79
Granted	165	$136.60
Vested	(286)	$75.12
Forfeited	(12)	$98.78
Unvested at July 2, 2021	492	$74.34
Expected to vest as of July 2, 2021	469

The total fair value of RSUs and DSUs that vested during the six months ended July 2, 2021 was $40.3 million based on the market price of the underlying shares on the date of vesting.

Performance Stock Units

The Company typically grants two types of annual performance-based stock awards to certain members of the executive management team: non-GAAP EPS performance-based restricted stock units (“EPS-PSUs”) and relative total shareholder return

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

(Unaudited)

performance-based restricted stock units (“TSR-PSUs”). Both types of performance-based restricted stock units generally cliff vest on the first day following the end of the three-year performance period.

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

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended July 2, 2021:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	142	$88.99
Granted	67	$150.89
Performance adjustment	28	$67.72
Vested	(75)	$64.25
Forfeited	—	$—
Unvested at July 2, 2021	162	$122.26
Expected to vest as of July 2, 2021	137

The unvested PSUs are shown at target in the table above. As of July 2, 2021, the maximum number of shares to be earned under these PSU grants was approximately 286 thousand shares.

The performance adjustment shares and vested shares shown in the table above are for performance-based awards granted on February 22, 2018. These awards vested at 160% of target number of shares during the six months ended July 2, 2021 based on the achievement of cumulative Non-GAAP EPS and applicable relative TSR performance conditions during the performance period of fiscal years 2018 through 2020.

The total fair value of PSUs that vested during the six months ended July 2, 2021 was $9.3 million based on the market price of the underlying shares on the date of vesting.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

(Unaudited)

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte Carlo valuation model with the following assumptions:

Six Months Ended July 2, 2021
Grant-date stock price	$138.23
Expected volatility	42.44%
Risk-free interest rate	0.22%
Expected annual dividend yield	—
Fair value	$166.64

Stock Options

No stock options were granted during the six months ended July 2, 2021. There were 60 thousand fully-vested stock options outstanding as of July 2, 2021.

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

The Company’s effective tax rate of 19.2% for the three months ended July 2, 2021 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, and a release of uncertain tax position reserves, partially offset by the revaluation of long term deferred tax balances resulting from the UK corporate tax rate change.

The Company’s effective tax rate of 3.5% for the six months ended July 2, 2021 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, a release of uncertain tax position reserves, and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by the revaluation of long term deferred tax balances resulting from the UK corporate tax rate change during the period. For the six months ended July 2, 2021, the windfall tax benefits upon vesting of certain share-based compensation awards had a benefit of 14.7% on the Company’s effective tax rate.

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

The Company’s effective tax rate of (0%) for the six months ended July 3, 2020 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, windfall tax benefits upon vesting of certain share-based compensation awards during the period, and a release of a portion of the valuation allowance. For the six months ended July 3, 2020, the windfall tax benefits upon vesting of certain share-based compensation awards and the valuation allowance release had a benefit of 11.2% and 5.7%, respectively, on the Company’s effective tax rate.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

(Unaudited)

13. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
2020 restructuring	$1,165	$—	$2,503	$—
2019 restructuring	—	30	208	599
2018 restructuring	—	668	—	754
Total restructuring charges	1,165	698	2,711	1,353
Acquisition and related charges	3,469	1,545	5,654	2,551
Total restructuring, acquisition, and related costs	$4,634	$2,243	$8,365	$3,904

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program is focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program will be focused on cost reduction actions that improve gross margins for the overall company. During the three and six months ended July 2, 2021, the Company recorded $1.2 million and $2.5 million, respectively, in severance and other costs in connection with the 2020 restructuring program. As of July 2, 2021, the Company had incurred cumulative costs related to this restructuring plan totaling $5.2 million. The Company anticipates substantially completing the 2020 restructuring program in the fourth quarter of 2021 and expects to incur additional restructuring charges of $3.0 million to $4.0 million related to the 2020 restructuring program in the next twelve months.

The following table summarizes restructuring costs associated with the 2020 restructuring program by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
Photonics	$195	$—	$490	$—
Vision	275	—	697	—
Precision Motion	695	—	1,316	—
Unallocated Corporate and Shared Services	—	—	—	—
Total	$1,165	$—	$2,503	$—

2019 Restructuring

During the fourth quarter of 2018, the Company implemented a restructuring plan intended to realign operations, reduce costs, achieve operational efficiencies and focus resources on growth initiatives (the “2019 restructuring plan”). During the three months and six months ended July 2, 2021, the Company incurred $0 and $0.2 million, respectively, in severance and related costs in connection with the 2019 restructuring plan. As of July 2, 2021, the Company incurred cumulative costs related to this restructuring plan totaling $9.0 million. The 2019 restructuring program was completed in the first quarter of 2021.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

(Unaudited)

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Other
Balance at December 31, 2020	$1,800	$1,681	$116	$3
Restructuring charges	2,711	1,926	602	183
Cash payments	(1,502)	(1,204)	(140)	(158)
Non-cash charges and other adjustments	(359)	1	(360)	—
Balance at July 2, 2021	$2,650	$2,404	$218	$28

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $1.6 million and $1.8 million for the three and six months ended July 2, 2021, respectively, and less than $0.1 million and $0.1 million for the three and six months ended July 3, 2020, respectively. During the three and six months ended July 2, 2021, the Company incurred $0.8 million and $1.8 million, respectively, in legal costs related to a dispute involving a company that was acquired in 2019. Acquisition and related costs recognized under earn-out agreements in connection with acquisitions totaled $0.9 million and $1.9 million for the three and six months ended July 2, 2021, respectively, and $0.9 million and $1.8 million for the three and six months ended July 3, 2020, respectively. The majority of acquisition and related costs for the three and six months ended July 2, 2021 were included in the Company’s Precision Motion, Vision and Unallocated Corporate and Shared Services reportable segments. The majority of acquisition and related costs for the three and six months ended July 3, 2020 were included in the Company’s Precision Motion and Vision reportable segments.

14. Commitments and Contingencies

Purchase Commitments

There have been no material changes to the Company’s purchase commitments since December 31, 2020.

Legal Contingencies

In April 2020, the Company received notification of an arbitration demand filed with the American Arbitration Association against a business acquired by the Company in June 2019. The arbitration demand was filed by a contract counterparty to a joint product development agreement entered into by the business before Novanta acquired it. The arbitration demand alleges breach of contract and other claims arising out of allegations that the business failed to engage in required marketing activities for the product developed under the joint product development agreement. The claimant sought compensatory and punitive damages, lost profits and other relief. During the three months ended July 2, 2021, the arbitrator formally closed the arbitration pursuant to a settlement between the parties. No financial damages payments were made by the Company.

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

AS OF JULY 2, 2021

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

15. Segment Information

Reportable Segments

The Company’s Chief Operating Decision Maker (“CODM”) utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company. The Company evaluates the performance of and allocates resources to its segments based on revenue, gross profit and operating profit. The Company’s reportable segments have been identified based on commonality and adjacency of technologies, applications and customers amongst the Company’s individual product lines. The Company determined that disclosing revenue by specific product was impracticable due to the highly customized and extensive portfolio of technologies offered to customers.

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

AS OF JULY 2, 2021

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
Revenue	2021	2020	2021	2020
Photonics	$62,357	$47,803	$120,851	$102,943
Vision	63,447	64,740	131,083	133,748
Precision Motion	41,719	32,185	78,173	63,505
Total	$167,523	$144,728	$330,107	$300,196

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
Gross Profit	2021	2020	2021	2020
Photonics	$29,593	$20,898	$57,702	$45,559
Vision	24,443	24,515	51,369	51,090
Precision Motion	20,874	13,834	36,951	27,742
Unallocated Corporate and Shared Services	(2,504)	(545)	(4,876)	(1,244)
Total	$72,406	$58,702	$141,146	$123,147

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
Gross Profit Margin	2021	2020	2021	2020
Photonics	47.5%	43.7%	47.7%	44.3%
Vision	38.5%	37.9%	39.2%	38.2%
Precision Motion	50.0%	43.0%	47.3%	43.7%
Total	43.2%	40.6%	42.8%	41.0%

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
Operating Income (Loss)	2021	2020	2021	2020
Photonics	$14,196	$6,937	$26,591	$15,852
Vision	3,206	4,665	6,572	10,299
Precision Motion	12,279	6,515	19,724	13,053
Unallocated Corporate and Shared Services	(13,689)	(4,416)	(25,796)	(12,253)
Total	$15,992	$13,701	$27,091	$26,951

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
Depreciation and Amortization Expenses	2021	2020	2021	2020
Photonics	$2,905	$2,790	$5,803	$5,439
Vision	5,279	5,272	10,554	10,549
Precision Motion	1,618	1,333	3,225	2,686
Unallocated Corporate and Shared Services	73	42	142	93
Total	$9,875	$9,437	$19,724	$18,767

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 2, 2021

(Unaudited)

Revenue by Geography

The Company aggregates geographic revenue based on the customer location where products are shipped to. Revenue by geography was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
United States	$59,497	$54,524	$118,727	$113,729
Germany	23,773	22,148	46,135	45,381
Rest of Europe	35,600	30,713	71,175	63,798
China	23,506	17,472	46,057	32,876
Rest of Asia-Pacific	22,762	17,842	43,509	39,542
Other	2,385	2,029	4,504	4,870
Total	$167,523	$144,728	$330,107	$300,196

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

Revenue by End Market

The Company primarily operates in two end markets: the medical market and advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
Medical	52%	55%	53%	57%
Advanced Industrial	48%	45%	47%	43%
Total	100%	100%	100%	100%

The majority of revenue from the Photonics and Precision Motion segments is generated from sales to customers in the advanced industrial market. The majority of revenue from the Vision segment is generated from sales to customers in the medical market.

16. Subsequent Events

On July 9, 2021, the Company signed a purchase and sale agreement to acquire Schneider Electric Motion USA, Inc. (“SEM”), a Marlborough, Connecticut-based manufacturer of integrated stepper motors and electronic controls for automation equipment for a total purchase price of $115 million in cash, subject to customary closing and net working capital adjustments. The transaction is subject to customary regulatory approvals and closing conditions and is anticipated to close in the third quarter of fiscal year 2021. SEM will be included in our Precision Motion reportable segment.

On July 18, 2021, the Company signed a purchase and sale agreement to acquire ATI Industrial Automation Inc. (“ATI”), an Apex, North Carolina-based developer and manufacturer of robotic end-of-arm tooling for an initial purchase price of $172 million upfront in cash and additional contingent cash payments associated with 2021 financial performance. The transaction is subject to customary regulatory approvals and closing conditions and is anticipated to close in the third quarter of fiscal year 2021. ATI will be included in our Precision Motion reportable segment.

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

Medical Market

For the six months ended July 2, 2021, the medical market accounted for approximately 53% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the six months ended July 2, 2021, the advanced industrial market accounted for approximately 47% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Impact of COVID-19 on Our Business

In response to the COVID-19 pandemic, we have taken proactive, aggressive actions to protect the health and safety of our employees. We established steering committees at both the corporate level and at each of our facilities to provide leadership for and manage our COVID-19 risk mitigation actions and countermeasures. We have provided frequent employee communications that include guidance and updates to our employees with regards to COVID-19 safety procedures and status. We established rigorous safety measures in all of our facilities, including implementing social distancing protocols, working from home for those employees that do not need to be physically present on the manufacturing floor or in our facilities to perform their work, reducing travel, spreading production over more shifts, implementing temperature checks at the entrances to our facilities, frequently disinfecting our workspaces, and providing masks to those employees who must be physically present in our facilities. We expect to continue these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. In connection with our COVID-19 remediation actions, we have incurred additional costs to protect the health of our employees, including investments in technologies and monitoring equipment and weekly testing of unvaccinated employees for COVID-19 at certain locations. We expect such costs to continue to be significant to our cost of operations. We may take further actions as government authorities require or recommend or as we determine to be in the best interest of our employees.

The outbreak has significantly increased economic and demand uncertainty. The spread of COVID-19 caused a global economic slowdown and a global recession. Even as governmental restrictions are relaxed and economies gradually, partially or fully, reopen, the ongoing economic impacts and health concerns associated with COVID-19 may continue to affect customer demand and restrictions may resume.

Through July 2, 2021, we experienced limited disruptions to our supply chain as a result of the COVID-19 pandemic. We regularly monitor the manufacturing output of companies in our supply chain. Disruptions to our suppliers or sub-suppliers caused by the COVID-19 pandemic and the recent electronics and other material shortages could cause further challenges in our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations.

To mitigate the risk of any potential supply interruptions from the COVID-19 pandemic and the electronics and other material shortages, we are identifying alternative suppliers and distributors, sourcing raw materials from different supplier and distributor locations, modifying our designs to allow for alternative components to be used without compromising quality, performance or other requirements, and taking other actions to ensure our supply of raw materials. Although we are working to mitigate potential supply interruptions from the COVID-19 pandemic and the electronics and other material shortages, if certain suppliers cannot produce a key part or component for us, or if the receipt of certain materials is otherwise delayed, we may miss our scheduled shipment deadlines and our relationship with customers may be harmed.

Additionally, restrictions on or disruptions of transportation, such as reduced availability of air transports, port closures and increased border controls or closures, have resulted in higher costs and delays, both for obtaining raw materials from suppliers and for shipping finished products to customers.

COVID-19 has caused inflationary pressures on the market prices for certain of our parts and primary raw materials as well as increases in the costs of freight, packaging, energy and other consumables that are used in our manufacturing processes. We have generally been able to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our selling prices to pass through some of these higher costs to our customers; however, our ability to raise our selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover increases in our costs.

Results of Operations for the Three and Six Months Ended July 2, 2021 Compared with the Three and Six Months Ended July 3, 2020

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	56.8	59.4	57.2	59.0
Gross profit	43.2	40.6	42.8	41.0
Operating expenses:
Research and development and engineering	10.1	10.0	10.8	9.9
Selling, general and administrative	18.6	17.2	19.1	18.5
Amortization of purchased intangible assets	2.1	2.4	2.2	2.3
Restructuring, acquisition, and related costs	2.8	1.5	2.5	1.3
Total operating expenses	33.7	31.1	34.6	32.0
Operating income	9.5	9.5	8.2	9.0
Interest income (expense), net	(0.8)	(1.2)	(0.8)	(1.1)
Foreign exchange transaction gains (losses), net	(0.0)	(0.2)	(0.1)	(0.0)
Other income (expense), net	(0.1)	(0.0)	(0.1)	0.0
Income before income taxes	8.6	8.1	7.2	7.9
Income tax provision (benefit)	1.7	0.0	0.3	(0.0)
Consolidated net income	7.0%	8.1%	7.0%	7.9%

Overview of Financial Results

Total revenue of $167.5 million for the three months ended July 2, 2021 increased $22.8 million, or 15.8%, from the prior year period primarily due to increased demand in the advanced industrial market related to microelectronics and as a result of increases in industrial manufacturing spending as compared to the 2020 period, which was impacted by COVID-19. In addition, foreign currency exchange rates positively impacted our revenue by $6.2 million, or 4.4%, for the three months ended July 2, 2021.

Total revenue of $330.1 million for the six months ended July 2, 2021 increased $29.9 million, or $10.0%, from the prior year period primarily due to increased demand in the advanced industrial market related to microelectronics and as a result of increases in industrial manufacturing spending as compared to the 2020 period, which was impacted by COVID-19. In addition, foreign currency exchange rates positively impacted our revenue by $11.6 million, or 3.9%, for the six months ended July 2, 2021.

Operating income of $16.0 million for the three months ended July 2, 2021 increased $2.3 million, or 16.7%, from the prior year period. This increase was primarily attributable to an increase in gross profit of $13.7 million primarily attributable to higher revenue, partially offset by an increase in research and development and engineering (“R&D”) expenses of $2.5 million, selling, general and administrative (“SG&A”) expenses of $6.3 million and restructuring, acquisition, and related costs of $2.4 million.

Operating income of $27.1 million for the six months ended July 2, 2021 increased $0.1 million, or 0.5%, from the prior year period. This increase was primarily attributable to an increase in gross profit of $18.0 million primarily attributable to higher revenue, partially offset by an increase in R&D expenses of $5.9 million, SG&A expenses of $7.2 million and restructuring, acquisition, and related cost of $4.5 million.

Basic earnings per common share (“Basic EPS”) of $0.33 for the three months ended July 2, 2021 remained consistent from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.33 for the three months ended July 2, 2021 remained consistent from the prior year period.

Basic EPS of $0.65 for the six months ended July 2, 2021 decreased $0.02 from the prior year period. Diluted EPS of $0.64 for the six months ended July 2, 2021 decreased $0.02 from the prior year period. The decreases were primarily attributable to an increase income tax provision.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	July 2,	July 3,	Increase	Percentage
	2021	2020	(Decrease)	Change
Photonics	$62,357	$47,803	$14,554	30.4%
Vision	63,447	64,740	(1,293)	(2.0)%
Precision Motion	41,719	32,185	9,534	29.6%
Total	$167,523	$144,728	$22,795	15.8%

	Six Months Ended
	July 2,	July 3,	Increase	Percentage
	2021	2020	(Decrease)	Change
Photonics	$120,851	$102,943	$17,908	17.4%
Vision	131,083	133,748	(2,665)	(2.0)%
Precision Motion	78,173	63,505	14,668	23.1%
Total	$330,107	$300,196	$29,911	10.0%

Photonics

Photonics segment revenue for the three months ended July 2, 2021 increased by $14.6 million, or 30.4%, versus the prior year period, primarily due to increased demand in the advanced industrial market as a result of increases in industrial manufacturing spending as compared to the 2020 period, which was impacted by COVID-19.

Photonics segment revenue for the six months ended July 2, 2021 increased by $17.9 million, or 17.4%, versus the prior year period, primarily due to increased demand in the advanced industrial market as a result of increases in industrial manufacturing spending as compared to the 2020 period, which was impacted by COVID-19.

Vision

Vision segment revenue for the three months ended July 2, 2021 decreased by $1.3 million, or 2.0%, versus the prior year period, primarily due to a decrease in revenue from our medical end market products as a result of lower healthcare spending.

Vision segment revenue for the six months ended July 2, 2021 decreased by $2.7 million, or 2.0%, versus the prior year period, primarily due to a decrease in revenue from our minimally invasive surgery (“MIS”) products as a result of continued deferrals of elective surgical procedures during the COVID-19 pandemic.

Precision Motion

Precision Motion segment revenue for the three months ended July 2, 2021 increased by $9.5 million, or 29.6%, versus the prior year period, primarily due to increased demand in advanced industrial market as a result of an increase in industrial manufacturing spending.

Precision Motion segment revenue for the six months ended July 2, 2021 increased by $14.7 million, or 23.1%, versus the prior year period, primarily due to increased demand in advanced industrial market as a result of an increase in industrial manufacturing spending.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
Gross profit:
Photonics	$29,593	$20,898	$57,702	$45,559
Vision	24,443	24,515	51,369	51,090
Precision Motion	20,874	13,834	36,951	27,742
Unallocated Corporate and Shared Services	(2,504)	(545)	(4,876)	(1,244)
Total	$72,406	$58,702	$141,146	$123,147
Gross profit margin:
Photonics	47.5%	43.7%	47.7%	44.3%
Vision	38.5%	37.9%	39.2%	38.2%
Precision Motion	50.0%	43.0%	47.3%	43.7%

Total	43.2%	40.6%	42.8%	41.0%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, trade tariffs, freight costs, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended July 2, 2021 increased $8.7 million, or 41.6%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Photonics segment gross profit margin was 47.5% for the three months ended July 2, 2021, versus a gross profit margin of 43.7% for the prior year period. The increase in gross profit margin was primarily attributable to higher factory utilization associated with higher production volumes.

Photonics segment gross profit for the six months ended July 2, 2021 increased $12.1 million, or 26.7%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Photonics segment gross profit margin was 47.7% for the six months ended July 2, 2021, versus a gross profit margin of 44.3% for the prior year period. The increase in gross profit margin was primarily attributable to higher factory utilization associated with higher production volumes.

Vision

Vision segment gross profit for the three months ended July 2, 2021 decreased $0.1 million, or 0.3%, versus the prior year period. Vision segment gross profit margin was 38.5% for the three months ended July 2, 2021, versus a gross profit margin of 37.9% for the prior year period.

Vision segment gross profit for the six months ended July 2, 2021 increased $0.3 million, or 0.5%, versus the prior year period. Vision segment gross profit margin was 39.2% for the six months ended July 2, 2021, versus a gross profit margin of 38.2% for the prior year period. The increase in gross profit and gross profit margin were primarily attributable to improvements to factory productivity and product mix.

Precision Motion

Precision Motion segment gross profit for the three months ended July 2, 2021 increased $7.0 million, or 50.9%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Precision Motion segment gross profit margin was 50.0% for the three months ended July 2, 2021, versus a gross profit margin of 43.0% for the prior year period. The increase in gross profit margin was primarily attributable to higher factory utilization associated with higher production volumes and favorable year over year comparison due to higher inventory obsolescence in the prior year period.

Precision Motion segment gross profit for the six months ended July 2, 2021 increased $9.2 million, or 33.2%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Precision Motion segment gross profit margin was 47.3% for the six months ended July 2, 2021, versus a gross profit margin of 43.7% for the prior year period. The increase in gross profit margin was primarily attributable to higher factory utilization associated with higher production volumes and favorable year over year comparison due to higher inventory obsolescence in the prior year period.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments. These costs for the three months ended July 2, 2021 increased by $2.0 million versus the prior year period primarily due to COVID-19 testing costs for employees of $1.5 million.

Unallocated corporate and shared services costs for the six months ended July 2, 2021 increased by $3.6 million versus the prior year period primarily due to COVID-19 testing costs for employees of $2.9 million.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
Research and development and engineering	$16,954	$14,440	$35,636	$29,774
Selling, general and administrative	31,240	24,908	62,893	55,663
Amortization of purchased intangible assets	3,586	3,410	7,161	6,855
Restructuring, acquisition, and related costs	4,634	2,243	8,365	3,904
Total	$56,414	$45,001	$114,055	$96,196

Research and Development and Engineering Expenses

R&D expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $17.0 million, or 10.1% of revenue, during the three months ended July 2, 2021, versus $14.4 million, or 10.0% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to higher compensation related expense.

R&D expenses were $35.6 million, or 10.8% of revenue, during the six months ended July 2, 2021, versus $29.8 million, or 9.9% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to higher compensation related expense.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $31.2 million, or 18.6% of revenue, during the three months ended July 2, 2021, versus $24.9 million, or 17.2% of revenue, during the prior year period. SG&A expenses increased in terms of total dollars and as a percentage of revenue primarily due to higher share-based compensation expense and higher variable compensation expense as a result of re-establishment of 2021 bonuses.

SG&A expenses were $62.9 million, or 19.1% of revenue, during the six months ended July 2, 2021, versus $55.7 million, or 18.5% of revenue, during the prior year period. SG&A expenses increased in terms of total dollars and as a percentage of revenue primarily due to higher share-based compensation expense and higher variable compensation expense as a result of re-establishment of 2021 bonuses, partially offset by lower travel costs.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding amortization of developed technologies that is included in cost of revenue, was $3.6 million, or 2.1% of revenue, during the three months ended July 2, 2021, versus $3.4 million, or 2.4% of revenue, during the prior year period.

Amortization of purchased intangible assets, excluding amortization of developed technologies that is included in cost of revenue, was $7.2 million, or 2.2% of revenue, during the six months ended July 2, 2021, versus $6.9 million, or 2.3% of revenue, during the prior year period.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $4.6 million during the three months ended July 2, 2021, versus $2.2 million during the prior year period. The increase in restructuring, acquisition, and related costs versus the prior year period was primarily due to an increase in acquisition costs related to pending acquisitions, restructuring cost related to the 2020 restructuring plan, and legal fees related to a dispute involving a company we acquired in 2019.

We recorded restructuring, acquisition, and related costs of $8.4 million during the six months ended July 2, 2021, versus $3.9 million during the prior year period. The increase in restructuring, acquisition, and related costs versus the prior year period was primarily due to an increase in acquisition costs related to pending acquisitions, restructuring cost related to the 2020 restructuring plan, and legal fees related to a dispute involving a company we acquired in 2019.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
Operating Income (Loss)
Photonics	$14,196	$6,937	$26,591	$15,852
Vision	3,206	4,665	6,572	10,299
Precision Motion	12,279	6,515	19,724	13,053
Unallocated Corporate and Shared Services	(13,689)	(4,416)	(25,796)	(12,253)
Total	$15,992	$13,701	$27,091	$26,951

Photonics

Photonics segment operating income was $14.2 million, or 22.8% of revenue, during the three months ended July 2, 2021, versus $6.9 million, or 14.5% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $8.7 million, partially offset by an increase in R&D spending of $0.4 million and SG&A spending of $0.7 million.

Photonics segment operating income was $26.6 million, or 22.0% of revenue, during the six months ended July 2, 2021, versus $15.9 million, or 15.4% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $12.1 million, partially offset by an increase in R&D spending of $1.2 million.

Vision

Vision segment operating income was $3.2 million, or 5.1% of revenue, during the three months ended July 2, 2021, versus $4.7 million, or 7.2% of revenue, during the prior year period. The decrease in operating income was primarily due to an increase in R&D spending of $1.4 million.

Vision segment operating income was $6.6 million, or 5.0% of revenue, during the six months ended July 2, 2021, versus $10.3 million, or 7.7% of revenue, during the prior year period. The decrease in operating income was primarily due to an increase in R&D spending of $3.4 million.

Precision Motion

Precision Motion segment operating income was $12.3 million, or 29.4% of revenue, during the three months ended July 2, 2021, versus $6.5 million, or 20.2% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $7.0 million, partially offset by an increase in restructuring, acquisition, and related charges of $0.8 million, and R&D spending of $0.7 million.

Precision Motion segment operating income was $19.7 million, or 25.2% of revenue, during the six months ended July 2, 2021, versus $13.1 million, or 20.6% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $9.2 million, partially offset by an increase in restructuring, acquisition, and related charges of $1.5 million, and R&D spending of $1.3 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended July 2, 2021 increased by $9.3 million versus the prior year period primarily due to costs related to COVID-19 testing for employees of $1.5 million included in costs of revenue, an increase in SG&A spending of $5.7 million primarily related to share-based compensation and the re-establishment of 2021 bonuses, and an increase in restructuring, acquisition, and related charges of $1.6 million.

Unallocated corporate and shared services costs for the six months ended July 2, 2021 increased by $13.5 million versus the prior year period primarily due to costs related to COVID-19 testing for employees of $2.9 million included in costs of revenue, an increase in SG&A spending of $8.1 million primarily related to share-based compensation and the re-establishment of 2021 bonuses, and an increase in restructuring, acquisition, and related charges of $1.8 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
Interest income (expense), net	$(1,378)	$(1,701)	$(2,786)	$(3,379)
Foreign exchange transaction gains (losses), net	$(76)	$(282)	$(333)	$(28)
Other income (expense), net	$(97)	$(22)	$(167)	$61

Interest Income (Expense), Net

Net interest expense was $1.4 million for the three months ended July 2, 2021, versus $1.7 million in the prior year period. The decrease in net interest expense was primarily due to a decrease in average debt levels and a decrease in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 2.04% during the three months ended July 2, 2021, versus 2.40% during the three months ended July 3, 2020.

Net interest expense was $2.8 million for the six months ended July 2, 2021, versus $3.4 million in the prior year period. The decrease in net interest expense was primarily due to a decrease in average debt levels and a decrease in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 2.03% during the six months ended July 2, 2021, versus 2.40% during the six months ended July 3, 2020.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were $(0.1) million net losses for the three months ended July 2, 2021, versus $(0.3) million net losses in the prior year period.

Foreign exchange transaction gains (losses) were $(0.3) million net losses for the six months ended July 2, 2021, versus less than $(0.1) million net losses in the prior year period. The increase in net losses was primarily due to changes in the value of the U.S. Dollar against the British Pound and the Euro and lower net realized gains from foreign currency contracts.

Other Income (Expense), Net

Net other expense was nominal for both the three and six months ended July 2, 2021 and the three and six months ended July 3, 2020.

Income Tax Provision

Our effective tax rate for the three months ended July 2, 2021 was 19.2%, versus 0.3% for the prior year period. Our effective tax rate of 19.2% for the three months ended July 2, 2021 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, and a release of uncertain tax position reserves, offset by the revaluation of long term deferred tax balances resulting from the UK corporate tax rate change.

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

Our effective tax rate for the six months ended July 2, 2021 was 3.5%, versus (0%) for the prior year period. Our effective tax rate of 3.5% for the six months ended July 2, 2021 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, a release of uncertain tax positions reserves, and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by the revaluation of long term deferred tax balances resulting from the UK corporate tax rate change during the period. For the six months ended July 2, 2021, the windfall tax benefits upon vesting of certain share-based compensation awards had a benefit of 14.7% on our effective tax rate.

Our effective tax rate of (0%) for the six months ended July 3, 2020 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits, windfall tax benefits upon vesting of certain share-based compensation awards during the period, and a release of a portion of the valuation allowance. For the six months ended July 3, 2020, the windfall tax benefits upon vesting of certain share-based compensation awards and the release of the valuation allowance had a benefit of 11.2% and 5.7%, respectively, on our effective tax rate.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, investments in businesses, and repayment of debt and related interest payments. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We believe our future operating cash flows will be sufficient to meet our future operating and capital expenditure cash needs for the foreseeable future, including at least the next 12 months. The availability of borrowing capacity under our revolving credit facility provides a sufficient source of liquidity to pay the purchase prices for our pending acquisitions of ATI Industrial Automation, Inc. and Schneider Electric Motion USA, Inc. as well as a potential source of liquidity for any future capital expenditures and other liquidity needs. In addition, we have the ability to expand our borrowing capacity by up to $200.0 million by exercising the accordion feature under our revolving credit agreement.  We may also seek to raise additional capital, which could be in the form of bonds, convertible debt or preferred or common equity, to fund business development activities or other future investing cash requirements, subject to approval by the lenders in the Third Amended and Restated Credit Agreement. There is no assurance that such capital will be available on reasonable terms or at all.

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

As of July 2, 2021, $87.8 million of our $133.9 million cash and cash equivalents was held by subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities (as defined below). Approximately $177.1 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the United States. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

We deferred certain U.S. payroll tax payments in 2020 in accordance with relief provisions under the CARES Act. As of July 2, 2021, we had $2.8 million in such deferred U.S. payroll tax payments under the CARES Act. As permitted under the CARES Act, we expect to pay half of the deferred U.S. payroll tax payments by December 31, 2021 and the remaining half by December 31, 2022.

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors may designate and issue one or more series of preferred shares in order to raise additional capital. As of July 2, 2021, no preferred shares have been issued and outstanding.

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

As of July 2, 2021, we had $98.9 million term loan and $97.1 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 0.25% and 1.25% per annum, determined by reference to our consolidated leverage ratio, or (b) the Eurocurrency Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 1.25% and 2.25% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.40% per annum, determined by reference to our consolidated leverage ratio. As of July 2, 2021, we had outstanding borrowings under the Third Amended and Restated Credit Agreement denominated in Euro and U.S. Dollars of $177.1 million and $19.0 million, respectively.

The Third Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Third Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of July 2, 2021:

	Requirement	Actual
Maximum consolidated leverage ratio	3.50	1.29
Minimum consolidated fixed charge coverage ratio	1.50	11.20

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

In October 2018, our Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of common shares. Share repurchases have been made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. We had $9.5 million available for share repurchases under the 2018 Repurchase Plan as of July 2, 2021.

In February 2020, our Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of common shares. We expect that share repurchases will be made under the 2020 Repurchase Plan after the 2018 Repurchase Plan is completed. No shares have been repurchased under the 2020 Repurchase Plan to date.

Pending Acquisitions

On July 9, 2021, we signed a purchase and sale agreement to acquire Schneider Electric Motion USA, Inc. (“SEM”), a Marlborough, Connecticut-based manufacturer of integrated stepper motors and electronic controls for automation equipment for a total purchase price of $115 million in cash, subject to customary closing and net working capital adjustments. The transaction is subject to customary regulatory approvals and closing conditions and is anticipated to close in the third quarter of fiscal year 2021. SEM will be included in our Precision Motion reportable segment.

On July 18, 2021, we signed a purchase and sale agreement to acquire ATI Industrial Automation Inc. (“ATI”), an Apex, North Carolina-based developer and manufacturer of robotic end-of-arm tooling for an initial purchase price of $172 million upfront in cash and additional contingent cash payments associated with 2021 financial performance. The transaction is subject to customary regulatory approvals and closing conditions and is anticipated to close in the third quarter of fiscal year 2021. ATI will be included in our Precision Motion reportable segment.

We expect to fund the SEM and ATI acquisitions using cash on hand and funds from drawdowns under our Senior Credit Facilities.

Cash Flows for the Six Months Ended July 2, 2021 and July 3, 2020

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Six Months Ended
	July 2,	July 3,
	2021	2020
Net cash provided by operating activities	$52,014	$51,572
Net cash used in investing activities	$(10,843)	$(7,272)
Net cash used in financing activities	$(31,994)	$(24,978)

	July 2,	December 31,
	2021	2020
Cash and cash equivalents	$133,853	$125,054
Unused and available funds under revolving credit facility	$397,893	$395,239

Operating Cash Flows

Cash provided by operating activities was $52.0 million for the six months ended July 2, 2021, versus $51.6 million for the prior year period. Cash provided by operating activities for the six months ended July 2, 2021 increased from the prior year period primarily due to an increase in our days payables outstanding which increased from 45 days at December 31, 2020 to 52 days at July 2, 2021 and substantially no bonus payout in 2021 as a result of the elimination of our 2020 annual bonus plan, offset by an increase in accounts receivable and inventory due to increases in revenue and demand.

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

Investing Cash Flows

Cash used in investing activities was $10.8 million for the six months ended July 2, 2021, primarily driven by capital expenditures of $8.6 million and a contingent consideration payment of $2.2 million related to our 2016 asset acquisition of video signal processing and management technologies.

Cash used in investing activities was $7.3 million for the six months ended July 3, 2020, primarily related to capital expenditures of $4.6 million and a contingent consideration payment of $2.6 million related to our 2016 asset acquisition of video signal processing and management technologies.

We expect to use an aggregate of approximately $21 million to $23 million in fiscal 2021 for capital expenditures related to investments in new property, plant and equipment for our existing businesses.

Financing Cash Flows

Cash used in financing activities was $32.0 million for the six months ended July 2, 2021, primarily due to $18.4 million of payroll tax payments upon vesting of share-based compensation awards, a $8.7 million payment for the purchase of a building under a finance lease agreement, $2.7 million of term loan repayments, and $1.8 million of contingent consideration payments related to acquisitions.

Cash used in financing activities was $25.0 million for the six months ended July 3, 2020, primarily due to $7.9 million of payroll tax payments on share-based compensation awards, $5.6 million of ARGES deferred purchase price payment, $5.5 million of repurchases of common shares, $2.5 million repayment of our term loan, and $1.6 million of fees paid in connection with the First Amendment to our Third Amended and Restated Credit Agreement.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest payments associated with our Senior Credit Facilities, operating and finance leases, purchase commitments, pension obligations, contingent considerations and earn-outs. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. As of July 2, 2021, we have not entered into any other material new or modified contractual obligations since December 31, 2020.

Off-Balance Sheet Arrangements

Through July 2, 2021, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates through July 2, 2021 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended July 2, 2021, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of July 2, 2021, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 2, 2021.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended July 2, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In April 2020, the Company received notification of an arbitration demand filed with the American Arbitration Association against a business acquired by the Company in June 2019. The arbitration demand was filed by a contract counterparty to a joint product development agreement entered into by the business before Novanta acquired it. The arbitration demand alleges breach of contract and other claims arising out of allegations that the business failed to engage in required marketing activities for the product developed under the joint product development agreement. The claimant sought compensatory and punitive damages, lost profits and other relief. During the three months ended July 2, 2021, the arbitrator formally closed the arbitration pursuant to a settlement between the parties. No financial damages payments were made by the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/15

3.2	By-Laws of the Registrant, as amended	10-K	001-35083	3.2	03/01/21

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/10

3.5	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/16

3.6	Articles of Amendment of the Registrant, dated April 23, 2021	8-K	001-35083	3.1	05/14/21

10.1	Novanta Inc. 2010 Incentive Award Plan (Amended and Restated Effective March 19, 2021), as amended	8-K	001-35083	10.1	05/14/21

10.2	Form of Restricted Stock Unit Award Grant Notice and Agreement	10-Q	001-35083	10.2	05/11/21

10.3	Form of Operating Cash Flow Performance Stock Unit Award Grant Notice and Agreement	10-Q	001-35083	10.3	05/11/21

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Director, Chief Executive Officer	August 10, 2021
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	August 10, 2021
Robert J. Buckley