Form 10-Q
period 2021-10-01
NOVANTA INC
filed 2021-11-09
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2021

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

As of October 27, 2021, there were 35,599,658 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	October 1,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$102,395	$125,054
Accounts receivable, net of allowance of $498 and $274, respectively	112,080	75,054
Inventories	119,422	92,737
Prepaid income taxes and income taxes receivable	7,252	3,203
Prepaid expenses and other current assets	12,163	8,125
Total current assets	353,312	304,173
Property, plant and equipment, net	86,279	78,676
Operating lease assets	43,459	34,444
Deferred tax assets	411	10,491
Other assets	2,809	2,894
Intangible assets, net	231,027	148,521
Goodwill	492,940	285,980
Total assets	$1,210,237	$865,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,207	$5,508
Accounts payable	65,012	42,966
Income taxes payable	5,674	5,787
Current portion of operating lease liabilities	7,575	6,188
Accrued expenses and other current liabilities	104,506	53,780
Total current liabilities	187,974	114,229
Long-term debt	441,831	194,927
Operating lease liabilities	40,850	32,802
Deferred tax liabilities	21,936	24,134
Income taxes payable	5,789	5,112
Other liabilities	11,744	17,166
Total liabilities	710,124	388,370
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,600 and 35,163, respectively	423,856	423,856
Additional paid-in capital	48,489	58,992
Retained earnings	42,779	6,202
Accumulated other comprehensive loss	(15,011)	(12,241)
Total stockholders' equity	500,113	476,809
Total liabilities and stockholders’ equity	$1,210,237	$865,179

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Revenue	$177,726	$142,929	$507,833	$443,125
Cost of revenue	101,428	83,824	290,389	260,873
Gross profit	76,298	59,105	217,444	182,252
Operating expenses:
Research and development and engineering	17,468	15,231	53,104	45,005
Selling, general and administrative	31,296	26,788	94,189	82,451
Amortization of purchased intangible assets	4,139	3,533	11,300	10,388
Restructuring, acquisition and related costs	8,120	1,687	16,485	5,591
Total operating expenses	61,023	47,239	175,078	143,435
Operating income	15,275	11,866	42,366	38,817
Interest income (expense), net	(1,710)	(1,698)	(4,496)	(5,077)
Foreign exchange transaction gains (losses), net	34	(136)	(299)	(164)
Other income (expense), net	(71)	(14)	(238)	47
Income before income taxes	13,528	10,018	37,333	33,623
Income tax provision (benefit)	(75)	1,760	756	1,758
Consolidated net income	$13,603	$8,258	$36,577	$31,865

Earnings per common share (Note 5):
Basic	$0.38	$0.23	$1.03	$0.91
Diluted	$0.38	$0.23	$1.02	$0.89

Weighted average common shares outstanding—basic	35,447	35,142	35,366	35,144
Weighted average common shares outstanding—diluted	35,764	35,688	35,771	35,609

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Consolidated net income	$13,603	$8,258	$36,577	$31,865
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(3,248)	4,302	(3,602)	(1,006)
Pension liability adjustments, net of tax (2)	448	(68)	832	769
Total other comprehensive income (loss)	(2,800)	4,234	(2,770)	(237)
Total consolidated comprehensive income	$10,803	$12,492	$33,807	$31,628

(1)	The tax effect on this component of comprehensive income (loss) was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income (loss) was nominal for all periods presented. See Note 4 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
	# of Shares	Amount	Capital	Earning (Deficit)	Loss	Total

	Three Months Ended October 1, 2021
Balance at July 2, 2021	35,489	$423,856	$52,243	$29,176	$(12,211)	$493,064
Consolidated net income	—	—	—	13,603	—	13,603
Common shares issued under stock plans	199	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(88)	—	(12,244)	—	—	(12,244)
Share-based compensation	—	—	8,490	—	—	8,490
Other comprehensive income (loss), net of tax	—	—	—	—	(2,800)	(2,800)
Balance at October 1, 2021	35,600	$423,856	$48,489	$42,779	$(15,011)	$500,113

	Nine Months Ended October 1, 2021
Balance at December 31, 2020	35,163	$423,856	$58,992	$6,202	$(12,241)	$476,809
Consolidated net income	—	—	—	36,577	—	36,577
Common shares issued under stock plans	658	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(221)	—	(30,672)	—	—	(30,672)
Share-based compensation	—	—	20,169	—	—	20,169
Other comprehensive income (loss), net of tax	—	—	—	—	(2,770)	(2,770)
Balance at October 1, 2021	35,600	$423,856	$48,489	$42,779	$(15,011)	$500,113

	Three Months Ended October 2, 2020
Balance at July 3, 2020	35,155	$423,856	$45,338	$(14,712)	$(22,584)	$431,898
Consolidated net income	—	—	—	8,258	—	8,258
Common shares issued under stock plans	8	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(3)	—	(366)	—	—	(366)
Share-based compensation	—	—	7,225	—	—	7,225
Other comprehensive income (loss), net of tax	—	—	—	—	4,234	4,234
Balance at October 2, 2020	35,160	$423,856	$52,197	$(6,454)	$(18,350)	$451,249

	Nine Months Ended October 2, 2020
Balance at December 31, 2019	35,052	$423,856	$49,748	$(38,319)	$(18,113)	$417,172
Consolidated net income	—	—	—	31,865	—	31,865
Common shares issued under stock plans	264	—	179	—	—	179
Common shares withheld for taxes on vested stock awards	(91)	—	(8,302)	—	—	(8,302)
Repurchases of common shares	(65)	—	(5,500)	—	—	(5,500)
Share-based compensation	—	—	16,072	—	—	16,072
Other comprehensive income (loss), net of tax	—	—	—	—	(237)	(237)
Balance at October 2, 2020	35,160	$423,856	$52,197	$(6,454)	$(18,350)	$451,249

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$36,577	$31,865
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	30,613	28,363
Provision for inventory excess and obsolescence	3,187	3,550
Share-based compensation	20,169	16,072
Deferred income taxes	(3,064)	(3,455)
Inventory acquisition fair value adjustments	280	188
Other	934	427
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(21,458)	9,655
Inventories	(11,943)	11,937
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(7,043)	5,741
Accounts payable, income taxes payable, accrued expenses and other current liabilities	19,511	(13,134)
Other non-current assets and liabilities	(1,851)	2,477
Cash provided by operating activities	65,912	93,686
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and working capital adjustments	(285,181)	—
Purchases of property, plant and equipment	(14,759)	(7,164)
Payment of contingent consideration related to acquisition of technology assets	(2,200)	(2,632)
Cash used in investing activities	(302,140)	(9,796)
Cash flows from financing activities:
Borrowings under revolving credit facilities	280,000	—
Repayments under term loan and revolving credit facilities	(24,036)	(34,017)
Payments of debt issuance costs	—	(1,614)
Payments of withholding taxes from share-based awards	(30,672)	(8,302)
Repurchases of common shares	—	(5,500)
Payment of contingent consideration related to acquisitions	(1,836)	(1,135)
Purchase of building under finance lease	(8,743)	—
Payments of deferred and escrowed purchase price related to acquisitions	—	(5,772)
Other financing activities	(423)	(855)
Cash provided by (used in) financing activities	214,290	(57,195)
Effect of exchange rates on cash and cash equivalents	(721)	991
Increase (decrease) in cash and cash equivalents	(22,659)	27,686
Cash and cash equivalents, beginning of the period	125,054	78,944
Cash and cash equivalents, end of the period	$102,395	$106,630
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,679	$4,099
Cash paid for income taxes	$9,231	$4,350
Income tax refunds received	$1,201	$4,613

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 1, 2021

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the period in which such revisions are deemed to be necessary. The Company evaluates its estimates based on historical experience, current conditions, including estimated economic implications of the COVID-19 pandemic, and various other assumptions that it believes are reasonable under the circumstances. The accounting estimates assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was not a material change to the consolidated financial statements related to these estimates as of and for the nine months ended October 1, 2021, the Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

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

		January 1, 2021. Early adoption is permitted.	The Company adopted ASU 2019-12 during the first quarter of 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.”	ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	Upon issuance. ASU 2020-04 is elective.	The Company does not expect the impact of ASU 2020-04 to be material to its consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.”

ASU 2021-08 requires that entities recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers”. ASU 2021-08 also applies to contract assets or liabilities from other contracts to which the provisions of ASC 606 apply. The amendments in ASU 2021-08 do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with ASC 606, such as refund liabilities, or in a business combination, such as customer-related intangible assets and contract-based intangible assets.

		January 1, 2023. Early adoption is permitted.	The Company is evaluating the impact of the adoption of ASU 2021-08 on its consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

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

At the request of its customers, the Company may perform professional services, generally for the maintenance and repair of products previously sold to those customers and for engineering services. Professional services for the maintenance and repair of products are typically short in duration, mostly less than one month, and generally involve a single distinct performance obligation. The related revenue is recognized at a point in time when control transfers to the customer upon completion of professional services. The consideration expected to be received in exchange for such services is typically the contractually stated amount. Certain engineering services are longer in duration and the related revenue is recognized over time, as the Company has a right to consideration from a customer, based on the corresponding value to the customer from the Company’s performance completed to date. Engineering services aggregate to less than 3% of the Company’s consolidated revenue.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of October 1, 2021 and December 31, 2020, contract liabilities were $9.5 million and $6.5 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the nine months ended October 1, 2021 is primarily due to cash payments received in advance of satisfying performance obligations and acquired contract liabilities of $2.0 million from current year acquisitions, partially offset by $4.9 million of revenue recognized during the period that was included in the contract liability balance at December 31, 2020.

Disaggregated Revenue

See Note 16 for the Company’s disaggregation of revenue by segment, geography and end market.

3. Business Combinations

On August 30, 2021, the Company acquired 100% of the outstanding shares of ATI Industrial Automation, Inc. (“ATI”), an Apex, North Carolina-based leading supplier of intelligent end-of-arm technology solutions to OEMs for advanced industrial and surgical robots for an initial cash purchase price of $170.0 million, net of cash acquired, and $51.9 million estimated fair value of contingent consideration. The contingent consideration will be payable in 2022 based on a multiple of actual standalone ATI Adjusted EBITDA, as defined in the purchase and sale agreement, for the fiscal year ending December 31, 2021. The initial cash purchase price was financed with borrowings under the Company’s revolving credit facility and cash available on hand. The addition of ATI is expected to complement and add intelligent technology solutions to further expand the Company’s position in mission critical robotic applications. ATI will contribute to the Company’s operations and growth within the Precision Motion reportable segment.

On August 31, 2021, the Company acquired 100% of the outstanding shares of Schneider Electric Motion USA, Inc. (“SEM”), a Marlborough, Connecticut-based manufacturer of integrated stepper motors and electronic controls for automation equipment for a total purchase price of $115.1 million, net of cash acquired, subject to customary working capital adjustments. The acquisition was financed with borrowings under our revolving credit facility. The addition of SEM is expected to complement and expand the Company’s presence in life science applications and solutions for industrial automation applications within the Precision Motion reportable segment.

Allocation of Purchase Price

The acquisitions of ATI and SEM have been accounted for as business combinations. The purchase price for each acquisition is allocated based upon a valuation of the fair values of assets acquired and liabilities assumed as of the acquisition date. The fair values of intangible assets were based on valuations using a discounted cash flow income approach and a relief from royalty income approach, with estimates and assumptions developed by management. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill for each acquisition. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

ATI

Based upon a preliminary valuation, the total purchase price for ATI was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$10,709
Accounts receivable	12,596
Inventories	17,431
Property, plant and equipment	4,195
Intangible assets	52,400
Goodwill	143,851
Deferred tax assets	345
Other assets	11,425
Total assets acquired	252,952
Accounts payable	5,135
Deferred tax liabilities	228
Other liabilities	14,938
Total liabilities assumed	20,301
Total assets acquired, net of liabilities assumed	232,651
Less: cash acquired	10,709
Less: contingent consideration	51,900
Initial purchase price, net of cash acquired	$170,042

The purchase price allocation is preliminary as the Company is in the process of collecting additional information for the valuation of inventories, property plant and equipment, intangible assets, other liabilities, contingent consideration and unrecognized tax benefits.

The fair value of intangible assets for ATI is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$19,800	15 years
Customer relationships	23,600	15 years
Trademarks and trade names	5,600	15 years
Backlog	3,400	1 year
Total	$52,400

The purchase price allocation resulted in $52.4 million of identifiable intangible assets and $143.9 million of goodwill. Goodwill amounting to $143.4 million is expected to be deductible for U.S. income tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) ATI’s ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) ATI’s ability to grow the business through new product introductions; and (iii) cost improvements due to the integration of ATI’s operations into the Company’s existing infrastructure.

The operating results of ATI were included in the Company’s results of operations beginning on August 31, 2021. ATI contributed revenues of $8.7 million and a profit before income taxes of $0.8 million to the Company’s operating results for the nine months ended October 1, 2021. ATI’s profit before income taxes for the period from the acquisition date through October 1, 2021 included amortization of inventory fair value adjustments and amortization of purchased intangible assets of $0.8 million.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

SEM

Based upon a preliminary valuation, the total purchase price for SEM was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$3,881
Accounts receivable	4,240
Inventories	2,499
Property, plant and equipment	452
Intangible assets	54,570
Goodwill	70,064
Other assets	776
Total assets acquired	136,482
Accounts payable	1,325
Deferred tax liabilities	12,387
Other liabilities	3,750
Total liabilities assumed	17,462
Total assets acquired, net of liabilities assumed	119,020
Less: cash acquired	3,881
Total purchase price, net of cash acquired	$115,139

The purchase price allocation is preliminary as the Company is in the process of collecting additional information for the valuation of inventories, intangible assets, other liabilities and unrecognized tax benefits.

The fair value of intangible assets for SEM is comprised of the following (dollar amounts in thousands):

		Weighted Average
	Estimated Fair	Amortization
	Value	Period
Developed technologies	$9,110	15 years
Customer relationships	41,740	20 years
Trademarks and trade names	370	4 years
Backlog	3,350	1 year
Total	$54,570

The purchase price allocation resulted in $54.6 million of identifiable intangible assets and $70.1 million of goodwill. As the SEM acquisition was structured as a stock acquisition for income tax purposes, the goodwill is not expected to be deductible for income tax purposes. Intangible assets are being amortized over their weighted average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) SEM’s ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) SEM’s ability to grow the business through new product introductions; and (iii) cost improvements due to the integration of SEM’s operations into the Company’s existing infrastructure.

The operating results of SEM were included in the Company’s results of operations beginning on September 1, 2021. SEM contributed revenues of $2.4 million and a profit before income taxes of $0.1 million to the Company’s operating results for the nine months ended October 1, 2021. SEM’s profit before income taxes for the period from the acquisition date through October 1, 2021 included amortization of inventory fair value adjustments and amortization of purchased intangible assets of $0.5 million.

Unaudited Pro Forma Information

The pro forma information for all periods presented below includes the effects of business combination accounting resulting from the acquisitions of ATI and SEM, including amortization of inventory fair value adjustments, amortization of intangible assets, interest expense on borrowings in connection with the acquisition, and the related tax effects, assuming that the acquisitions had been

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

consummated as of January 1, 2020. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place on January 1, 2020.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Revenue	$197,715	$186,919	$584,051	$508,906
Consolidated net income	$13,995	$9,908	$38,188	$25,551

Acquisition Costs

Acquisition costs are included in restructuring and acquisition related costs in the consolidated statements of operations. Acquisition-related costs for ATI and SEM acquisitions are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	October 1,	October 1,
	2021	2021
ATI	$1,956	$3,321
SEM	$864	$1,052

4. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss was as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2020	$(12,241)	$(2,296)	$(9,945)
Other comprehensive income (loss)	(3,487)	(3,602)	115
Amounts reclassified from accumulated other comprehensive loss	717	—	717
Balance at October 1, 2021	$(15,011)	$(5,898)	$(9,113)

The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

5. Earnings per Common Share

Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period.

For diluted earnings per common share, the denominator includes the dilutive effect of outstanding common share equivalents. For the three and nine months ended October 1, 2021 and October 2, 2020, respectively, weighted average shares outstanding for the diluted earnings per common share included the dilutive effect of outstanding restricted stock units, stock options, and total shareholder return performance-based restricted stock units, determined using the treasury stock method. The dilutive effects of market-based contingently issuable shares are included in the weighted average common share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period, assuming the end of the reporting period is also the end of the performance period. Dilutive effects of attainment-based contingently issuable shares granted to the former Laser Quantum Limited (“Laser Quantum”) noncontrolling interest shareholders, non-GAAP EPS performance-based restricted stock units and operating cash flow performance-based restricted stock units are included in the weighted average common share calculation when the performance targets have been achieved based on the cumulative achievement against the performance targets as of the end of each reporting period.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Numerators:
Consolidated net income	$13,603	$8,258	$36,577	$31,865

Denominators:
Weighted average common shares outstanding— basic	35,447	35,142	35,366	35,144
Dilutive potential common shares	317	546	405	465
Weighted average common shares outstanding— diluted	35,764	35,688	35,771	35,609
Antidilutive potential common shares excluded from above	1	—	18	17

Earnings per Common Share:
Basic	$0.38	$0.23	$1.03	$0.91
Diluted	$0.38	$0.23	$1.02	$0.89

For both the three and nine months ended October 1, 2021, 45 thousand non-GAAP EPS performance-based restricted stock units and 37 thousand operating cash flow performance-based restricted stock units granted to certain members of the executive management team, and  213 thousand shares of restricted stock issued to the former Laser Quantum non-controlling interest shareholders are considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of October 1, 2021.

For both the three and nine months ended October 2, 2020, 73 thousand non-GAAP EPS performance-based restricted stock units granted to certain members of the executive management team and 213 thousand shares of restricted stock issued to the former Laser Quantum non-controlling interest shareholders were considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of October 2, 2020.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

Contingent Considerations

On August 30, 2021, the Company acquired ATI. Under the purchase and sale agreement for the ATI acquisition, the former shareholders of ATI are eligible to receive contingent consideration based on ATI’s fiscal year 2021 Adjusted EBITDA, as defined in the purchase and sale agreement. The contingent consideration will be payable in 2022. The preliminary fair value of the contingent consideration of $51.9 million was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Once the fair value of contingent consideration is finalized, subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. There have been no changes in the fair value of the contingent consideration since the date of the acquisition.

On July 31, 2019, the Company acquired ARGES GmbH (“ARGES”). Under the purchase and sale agreement for the ARGES acquisition, the former owner of ARGES is eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from August 2019 through December 2026. The undiscounted range of possible contingent consideration is zero to €10.0 million ($11.1 million). If the revenue targets are achieved, the contingent consideration would be payable annually with the first payment due in the first quarter of 2021. The estimated fair value of the contingent consideration of €7.1 million ($7.9 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. During 2020, the fair value of the contingent consideration was adjusted to €4.1 million ($5.1 million). In March 2021, the Company made the first installment payment of €0.4 million ($0.4 million), which is included in cash flows from financing activities in the consolidated statement of cash flows for the nine months ended October 1, 2021. Based on the revenue performance and revenue projections as of October 1, 2021, the fair value of the contingent consideration was adjusted to €3.7 million ($4.3 million). There were no other changes in the fair value of the contingent consideration during the three and nine months ended October 1, 2021.

On April 16, 2019, the Company acquired Ingenia CAT, S.L. (“Ingenia”). Under the purchase and sale agreement for the Ingenia acquisition, the shareholders of Ingenia are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from April 2019 through March 2022. The undiscounted range of possible contingent consideration is zero to €8.0 million ($9.0 million). If the revenue targets are achieved, the contingent consideration would be payable in cash in three annual installments from 2020 to 2022. The estimated fair value of the contingent consideration of €5.8 million ($6.6 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. Based on the revenue performance and revenue projections for fiscal years 2021 and 2022 as of December 31, 2020, the fair value of the contingent consideration was adjusted to €2.3 million ($2.9 million). Based on the revenue performance and revenue projections as of April 2, 2021, the fair value of the contingent consideration was adjusted to €2.4 million ($2.9 million). The Company made the first installment payment of €1.0 million ($1.1 million) in May 2020 and the second installment payment of €1.2 million ($1.4 million) in May 2021. These installment payments are reported as cash flows from financing activities in the consolidated statement of cash flows for the respective periods. There were no other changes in the fair value of the contingent consideration during the three and nine months ended October 1, 2021.

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the former owners are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from 2018 to 2021 from products utilizing the acquired technologies. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If the revenue targets are achieved, the contingent consideration would be payable in cash in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. Subsequent changes in the estimated fair value of this contingent liability are recorded as adjustments to the carrying value of the assets acquired and amortized over the remaining useful life of the underlying assets. The Company made the first installment payment of €2.4 million ($2.6 million) in February 2020 and the second installment payment of €1.8 million ($2.2 million) in February 2021. These installment payments are reported as cash flows from investing activities in the consolidated statement of cash flows for the respective periods. There were no other changes in the fair value of the contingent consideration during the three and nine months ended October 1, 2021.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of October 1, 2021 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$3,089	$3,089	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	202	—	202	—
	$3,291	$3,089	$202	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$55,469	$—	$—	$55,469
Foreign currency forward contracts	10	—	10	—
Other liabilities:
Contingent considerations - Long-term	3,605	—	—	3,605
	$59,084	$—	$10	$59,074

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$11,047	$11,047	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	27	—	27	—
	$11,074	$11,047	$27	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$4,280	$—	$—	$4,280
Foreign currency forward contracts	—	—	—	—
Other liabilities:
Contingent considerations - Long-term	7,276	—	—	7,276
	$11,556	$—	$—	$11,556

Changes in the fair value of Level 3 contingent considerations during the nine months ended October 1, 2021 were as follows (in thousands):

Contingent Considerations
Balance at December 31, 2020	$11,556
Acquisition of ATI	51,900
Payments	(4,036)
Fair value adjustments	26
Effect of foreign exchange rates	(372)
Balance at October 1, 2021	$59,074

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	October 1, 2021 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (ATI)	$51,900	Monte Carlo method	Historical and projected adjusted	N/A
			EBITDA for fiscal year 2021
			EBITDA risk premium	7.2%
			EBITDA volatility	27.0%
			Credit spread	2.1%

Contingent consideration (ARGES)	$4,282	Monte Carlo method	Historical and projected revenues from August 2019 through December 2026	N/A
			Revenue volatility	21.0%
			Cost of debt	2.6%
			Discount rate	3.7%

Contingent consideration (Ingenia)	$1,493	Monte Carlo method	Historical and projected revenues from April 2019 through March 2022	N/A
			Revenue volatility	38.5%
			Cost of debt	3.1%
			Discount rate	9.6%

Contingent consideration (Other)	$1,399	Discounted cash flow method	Historical and projected revenues for fiscal years 2018 to 2021	N/A
			Revenue discount rate	22.8%

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

As of October 1, 2021, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $48.3 million and a net gain of $0.2 million, respectively. As of December 31, 2020, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $28.5 million and a net gain of less than $0.1 million, respectively.

The Company recognized an aggregate net gain of $0.3 million and $0.9 million for the three and nine months ended October 1, 2021, respectively, and an aggregate net gain of $1.0 million and $1.4 million for the three and nine months ended October 2, 2020, respectively. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statement of operations for all periods presented.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

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

The following table summarizes changes in goodwill during the nine months ended October 1, 2021 (in thousands):

Balance at beginning of the period	$285,980
Goodwill acquired from acquisitions	213,915
Effect of foreign exchange rate changes	(6,955)
Balance at end of the period	$492,940

Goodwill by reportable segment as of October 1, 2021 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$215,453	$161,885	$266,831	$644,169
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$112,992	$130,163	$249,785	$492,940

Goodwill by reportable segment as of December 31, 2020 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$218,517	$165,195	$53,497	$437,209
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$116,056	$133,473	$36,451	$285,980

Intangible Assets

Intangible assets as of October 1, 2021 and December 31, 2020, respectively, are summarized as follows (in thousands):

	October 1, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$190,485	$(118,535)	$71,950	$164,430	$(110,572)	$53,858
Customer relationships	229,369	(101,546)	127,823	167,429	(92,892)	74,537
Customer backlog	6,753	(563)	6,190	—	—	—
Trademarks and trade names	24,052	(12,015)	12,037	18,367	(11,268)	7,099
Amortizable intangible assets	450,659	(232,659)	218,000	350,226	(214,732)	135,494
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$463,686	$(232,659)	$231,027	$363,253	$(214,732)	$148,521

All definite-lived intangible assets are amortized either on a straight-line basis or an economic benefit basis over their remaining estimated useful life. Amortization expense for patents and developed technologies is included in cost of revenue in the accompanying consolidated statements of operations. Amortization expense for customer relationships and definite-lived trademarks,

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

trade names and other intangibles is included in operating expenses in the accompanying consolidated statements of operations. Amortization expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Amortization expense – cost of revenue	$3,316	$2,820	$9,275	$8,270
Amortization expense – operating expenses	4,139	3,533	11,300	10,388
Total amortization expense	$7,455	$6,353	$20,575	$18,658

Estimated amortization expense for each of the five succeeding years and thereafter as of October 1, 2021 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2021 (remainder of year)	$4,029	$5,294	$9,323
2022	13,854	27,032	40,886
2023	12,544	20,998	33,542
2024	10,170	17,631	27,801
2025	8,579	14,917	23,496
Thereafter	22,774	60,178	82,952
Total	$71,950	$146,050	$218,000

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	October 1,	December 31,
	2021	2020
Raw materials	$75,445	$55,657
Work-in-process	21,409	15,487
Finished goods	20,781	20,234
Demo and consigned inventory	1,787	1,359
Total inventories	$119,422	$92,737

Accrued Expenses and Other Current Liabilities

	October 1,	December 31,
	2021	2020
Accrued compensation and benefits	$20,546	$12,510
Accrued warranty	4,527	4,919
Contract liabilities, current portion	9,190	6,173
Finance lease obligations	590	9,720
Accrued earn-out and contingent considerations	55,469	10,796
Other	14,184	9,662
Total	$104,506	$53,780

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

Accrued Warranty

	Nine Months Ended
	October 1,	October 2,
	2021	2020
Balance at beginning of the period	$4,919	$5,756
Provision charged to cost of revenue	1,215	1,255
Warranty liabilities acquired from acquisitions	541	—
Use of provision	(2,075)	(1,941)
Foreign currency exchange rate changes	(73)	32
Balance at end of the period	$4,527	$5,102

Other Long Term Liabilities

	October 1,	December 31,
	2021	2020
Finance lease obligations	$5,461	$5,908
Accrued pension liabilities	326	1,511
Accrued contingent considerations	3,605	7,276
Other	2,352	2,471
Total	$11,744	$17,166

10. Debt

Debt consisted of the following (in thousands):

	October 1,	December 31,
	2021	2020
Senior Credit Facilities – term loan	$5,238	$5,545
Less: unamortized debt issuance costs	(31)	(37)
Total current portion of long-term debt	$5,207	$5,508

Senior Credit Facilities – term loan	$90,092	$99,534
Senior Credit Facilities – revolving credit facility	355,288	99,761
Less: unamortized debt issuance costs	(3,549)	(4,368)
Total long-term debt	$441,831	$194,927

Total Senior Credit Facilities	$447,038	$200,435

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million beginning in March 2020, with the remaining balance due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at any time through December 2024. The Company made principal payments of €3.4 million ($4.0 million) towards its term loan and $20.0 million towards its revolving credit facility during the nine months ended October 1, 2021.

The Company is required to satisfy certain financial and non-financial covenants under the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of October 1, 2021.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

Fair Value of Debt

As of October 1, 2021 and December 31, 2020, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

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

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Operating lease cost	$2,418	$1,786	$6,213	$5,693
Finance lease cost
Amortization of right-of-use assets	149	253	451	748
Interest on lease liabilities	85	108	257	326
Variable lease cost	275	320	834	1,043
Total lease cost	$2,927	$2,467	$7,755	$7,810

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	October 1,	December 31,
	2021	2020
Operating leases
Operating lease right-of-use assets	$43,459	$34,444

Current portion of operating lease liabilities	$7,575	$6,188
Operating lease liabilities	40,850	32,802
Total operating lease liabilities	$48,425	$38,990

Finance leases
Property, plant and equipment, gross	$9,582	$19,819
Accumulated depreciation	(4,918)	(4,934)
Finance lease assets included in property, plant and equipment, net	$4,664	$14,885

Accrued expenses and other current liabilities	$590	$9,720
Other liabilities	5,461	5,908
Total finance lease liabilities	$6,051	$15,628

Weighted-average remaining lease term (in years):
Operating leases	8.4	9.3
Finance leases	7.8	3.5
Weighted-average discount rate:
Operating leases	4.96%	5.50%
Finance leases	5.54%	3.00%

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Nine Months Ended
	October 1,	October 2,
	2021	2020
Cash paid for amounts included in lease liabilities:
Operating cash flows from finance leases	$257	$357
Operating cash flows from operating leases	$5,562	$5,088
Financing cash flows from finance leases	$9,166	$1,034
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,340	$3,050

During the nine months ended October 1, 2021, the Company paid $8.7 million upon the exercise of an option to purchase a building under a finance lease agreement in Germany. The cash payment is presented as a cash outflow from financing activities in the consolidated statement of cash flows.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

Future minimum lease payments under operating and finance leases expiring subsequent to October 1, 2021, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021 (remainder of year)	$2,141	$227
2022	9,539	907
2023	8,241	930
2024	7,230	954
2025	6,967	954
Thereafter	27,090	3,486
Total minimum lease payments	61,208	7,458
Less: Interest	(12,783)	(1,407)
Present value of lease liabilities	$48,425	$6,051

12. Preferred and Common Shares and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of October 1, 2021, no preferred shares had been issued and outstanding.

Common Share Repurchases

In October 2018, the Company’s Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”), authorizing the repurchase of $25.0 million worth of the Company’s common shares. In February 2020, the Company’s Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”), authorizing the repurchase of an additional $50.0 million worth of the Company’s common shares. As of October 1, 2021, the Company had $59.5 million available for future share repurchases under these share repurchase plans.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Selling, general and administrative	$4,360	$4,265	$13,123	$10,225
Research and development and engineering	534	1,150	1,776	2,204
Cost of revenue	631	1,589	2,305	3,185
Restructuring, acquisition, and related costs	2,965	221	2,965	458
Total share-based compensation expense	$8,490	$7,225	$20,169	$16,072

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors of $1.1 million and $1.0 million during the nine months ended October 1, 2021 and October 2, 2020, respectively.

On May 13, 2021, the Company’s shareholders approved the Amended and Restated 2010 Incentive Award Plan, which increased the number of shares authorized for issuance under the plan from 4,398,613 shares to 6,148,613 shares, extended the term of the plan through May 13, 2031, and included certain provisions that reflect good corporate governance practices.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

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

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors. Compensation expense associated with the DSUs is recognized in full on the date of grant, as the DSUs are fully vested and non-forfeitable upon grant. There were 91 thousand and 162 thousand DSUs outstanding as of October 1, 2021 and December 31, 2020, respectively. Outstanding DSUs are included in the calculation of weighted average basic shares outstanding for the respective periods.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended October 1, 2021:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	625	$58.79
Granted	169	$136.85
Vested	(485)	$51.21
Forfeited	(20)	$103.20
Unvested at October 1, 2021	289	$113.94
Expected to vest as of October 1, 2021	272

The total fair value of RSUs and DSUs that vested during the nine months ended October 1, 2021 was $68.0 million based on the market price of the underlying shares on the date of vesting.

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

The number of common shares to be issued upon settlement following vesting of the TSR-PSUs is determined based on the relative market performance of the Company’s common shares compared to the Russell 2000 Index over a three-year performance period using a payout formula established by the Company’s Board of Directors at the time of grant and will be in the range of zero to 200% of the target number of shares. The Company recognizes the related compensation expense based on the fair value of the TSR-PSUs, determined using the Monte Carlo valuation method as of the grant date, on a straight-line basis from the grant date to the end of the three-year performance period. Compensation expense will not be affected by the number of TSR-PSUs that will actually vest at the end of the three-year performance period.

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

AS OF OCTOBER 1, 2021

(Unaudited)

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

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended October 1, 2021:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	142	$88.99
Granted	67	$150.89
Performance adjustment	28	$67.72
Vested	(75)	$64.25
Forfeited	—	$—
Unvested at October 1, 2021	162	$122.26
Expected to vest as of October 1, 2021	177

The unvested PSUs are shown at target in the table above. As of October 1, 2021, the maximum number of common shares to be earned under these PSU grants was approximately 286 thousand shares.

The performance adjustment shares and vested shares shown in the table above are for performance-based awards granted on February 22, 2018. These awards vested at 160% of target number of common shares during the nine months ended October 1, 2021 based on the achievement of cumulative Non-GAAP EPS and applicable relative TSR performance conditions during the performance period of fiscal years 2018 through 2020.

The total fair value of PSUs that vested during the nine months ended October 1, 2021 was $9.3 million based on the market price of the underlying common shares on the date of vesting.

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte Carlo valuation method with the following assumptions:

Nine Months Ended October 1, 2021
Grant-date stock price	$138.23
Expected volatility	42.44%
Risk-free interest rate	0.22%
Expected annual dividend yield	—
Fair value	$166.64

Stock Options

No stock options were granted during the nine months ended October 1, 2021. There were 60 thousand fully-vested stock options outstanding as of October 1, 2021.

13. Income Taxes

The Company determines its estimated annual effective tax rate at the end of each interim period based on full-year forecasted pre-tax income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period with the cumulative effect of any changes in the estimated annual effective tax rate being recorded in the fiscal quarter in which the changes are determined. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 29.0% in the determination of the estimated annual effective tax rate.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

The Company maintains a valuation allowance on balances of certain U.S. state net operating losses and certain non-U.S. tax attributes that the Company has determined are more likely than not to be realized. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company continuously reassesses the possibility of adding a new or additional valuation allowance or releasing the valuation allowance currently in place on its deferred tax assets.

The Company’s effective tax rate of (0.6%) for the three months ended October 1, 2021 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by an increase in valuation allowances.

The Company’s effective tax rate of 2.0% for the nine months ended October 1, 2021 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, a release of uncertain tax position reserves, and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by the revaluation of long term deferred tax balances resulting from the U.K. corporate tax rate change and an increase in valuation allowances during the period. For the nine months ended October 1, 2021, the windfall tax benefits upon vesting of certain share-based compensation awards had a benefit of 14.5% on the Company’s effective tax rate.

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

14. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
2020 restructuring	$5,185	$1,006	$7,688	$1,006
2019 restructuring	—	68	208	667
2018 restructuring	—	—	—	754
Total restructuring charges	$5,185	$1,074	$7,896	$2,427
Acquisition and related charges	2,935	613	8,589	3,164
Total restructuring, acquisition, and related costs	$8,120	$1,687	$16,485	$5,591

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program is focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program will be focused on cost reduction actions that improve gross margins for the overall company. During the three and nine months ended October 1, 2021, the Company recorded $5.2 million and $7.7 million, respectively, in severance and other costs in connection with the 2020 restructuring program. As of October 1, 2021, the Company

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

had incurred cumulative costs related to this restructuring plan totaling $10.4 million. The Company anticipates substantially completing the 2020 restructuring program in the second quarter of 2022 and expects to incur additional restructuring charges of $3.0 million to $4.0 million related to the 2020 restructuring program.

The following table summarizes restructuring costs associated with the 2020 restructuring program by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Photonics	$2,349	$—	$2,839	$—
Vision	193	1,006	890	1,006
Precision Motion	2,643	—	3,959	—
Unallocated Corporate and Shared Services	—	—	—	—
Total	$5,185	$1,006	$7,688	$1,006

2019 Restructuring

During the fourth quarter of 2018, the Company implemented a restructuring plan intended to realign operations, reduce costs, achieve operational efficiencies and focus resources on growth initiatives (the “2019 restructuring plan”). During the three and nine months ended October 1, 2021, the Company incurred zero and $0.2 million, respectively, in severance and related costs in connection with the 2019 restructuring plan. As of October 2, 2021, the Company incurred cumulative costs related to this restructuring plan totaling $9.0 million. The 2019 restructuring program was completed in the first quarter of 2021.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Severance	Facility	Other
Balance at December 31, 2020	$1,800	$1,681	$116	$3
Restructuring charges	7,896	6,292	1,183	421
Cash payments	(2,333)	(1,837)	(215)	(281)
Non-cash charges and other adjustments (1)	(3,486)	(2,981)	(505)	—
Balance at October 1, 2021	$3,877	$3,155	$579	$143
(1)	Non-cash charges included stock compensation charges amounting to $3.0 million associated with severance agreements for certain employees.

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $2.9 million and $4.7 million for the three and nine months ended October 1, 2021, respectively, and less than $0.1 million and $0.1 million for the three and nine months ended October 2, 2020, respectively. The Company incurred $0.1 million and $1.9 million for the three and nine months ended October 1, 2021, respectively, and $0.4 million and $1.0 million for the three and nine months ended October 2, 2020, respectively, in legal costs related to a dispute involving a company that was acquired in 2019. Acquisition and related costs recognized under earn-out agreements in connection with acquisitions totaled less than ($0.1) million and $1.9 million for the three and nine months ended October 1, 2021, respectively, and $0.2 million and $2.0 million for the three and nine months ended October 2, 2020, respectively. The majority of acquisition and related costs for the three months ended October 1, 2021 were included in the Company’s Unallocated Corporate and Shared Services reportable segment.  The majority of acquisition and related costs for the nine months ended October 1, 2021 were included in the Company’s Precision Motion, Vision and Unallocated Corporate and Shared Services reportable segments. The majority of acquisition and related costs for the three and nine months ended October 2, 2020 were included in the Company’s Precision Motion and Vision reportable segments.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

15. Commitments and Contingencies

Purchase Commitments

Excluding ATI’s purchase commitments, there have been no material changes to the Company’s purchase commitments since December 31, 2020. As of October 1, 2021, ATI had noncancellable commitments of $17.9 million, primarily related to inventory purchases. The majority of these purchase commitments are expected to be incurred within the next twelve months.

Legal Contingencies

In April 2020, the Company received notification of an arbitration demand filed with the American Arbitration Association against a business acquired by the Company in June 2019. The arbitration demand was filed by a contract counterparty to a joint product development agreement entered into by the business before Novanta acquired it. The arbitration demand alleged breach of contract and other claims arising out of allegations that the business failed to engage in required marketing activities for the product developed under the joint product development agreement. The claimant sought compensatory and punitive damages, lost profits and other relief. During the second quarter of 2021, the arbitrator formally closed the arbitration pursuant to a settlement between the parties. No financial damages payments were made by the Company.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company reviews the status of each significant matter and assesses the potential financial exposure on a quarterly basis. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available as of the date of the consolidated balance sheet. As additional information becomes available, the Company reassesses the potential liability related to any pending claims and litigations and may revise its estimates. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the potential loss or a range of potential losses, if such an estimate can be made. Legal fees are expensed as incurred. The Company does not believe that the outcome of these claims will have a material adverse effect on its consolidated financial statements but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect on the consolidated financial statements.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

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

Precision Motion

The Precision Motion segment designs, manufactures and markets optical and inductive encoders, precision motor and motion control sub-assemblies, servo drives, intelligent robotic end-of-arm technology solutions, air bearings, and air bearing spindles to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
Revenue	2021	2020	2021	2020
Photonics	$55,263	$46,394	$176,113	$149,337
Vision	65,346	64,299	196,429	198,047
Precision Motion	57,117	32,236	135,291	95,741
Total	$177,726	$142,929	$507,833	$443,125
	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
Gross Profit	2021	2020	2021	2020
Photonics	$25,311	$20,166	$83,014	$65,725
Vision	24,763	24,586	76,132	75,676
Precision Motion	27,743	15,011	64,694	42,753
Unallocated Corporate and Shared Services	(1,519)	(658)	(6,396)	(1,902)
Total	$76,298	$59,105	$217,444	$182,252

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
Gross Profit Margin	2021	2020	2021	2020
Photonics	45.8%	43.5%	47.1%	44.0%
Vision	37.9%	38.2%	38.8%	38.2%
Precision Motion	48.6%	46.6%	47.8%	44.7%
Total	42.9%	41.4%	42.8%	41.1%

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
Operating Income (Loss)	2021	2020	2021	2020
Photonics	$9,294	$7,026	$35,885	$22,878
Vision	5,606	3,799	12,178	14,098
Precision Motion	14,957	7,675	34,681	20,728
Unallocated Corporate and Shared Services	(14,582)	(6,634)	(40,378)	(18,887)
Total	$15,275	$11,866	$42,366	$38,817

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
Depreciation and Amortization Expenses	2021	2020	2021	2020
Photonics	$2,901	$2,864	$8,703	$8,303
Vision	5,239	5,296	15,793	15,845
Precision Motion	2,691	1,369	5,916	4,055
Unallocated Corporate and Shared Services	59	67	201	160
Total	$10,890	$9,596	$30,613	$28,363

Revenue by Geography

The Company aggregates geographic revenue based on the customer locations where products are shipped to. Revenue by geography was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
United States	$72,972	$57,635	$191,699	$171,364
Germany	25,313	18,885	71,448	64,266
Rest of Europe	34,163	30,483	105,338	94,281
China	22,230	17,409	68,286	50,285
Rest of Asia-Pacific	21,256	16,414	64,765	55,956
Other	1,792	2,103	6,297	6,973
Total	$177,726	$142,929	$507,833	$443,125

The majority of revenue from our Photonics, Vision and Precision Motion segments is generated from sales to customers within the United States and Europe. Each segment also generates revenue across the other geographies, with no significant concentration of any segment’s remaining revenue.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF OCTOBER 1, 2021

(Unaudited)

Revenue by End Market

The Company primarily operates in two end markets: the medical market and advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Medical	53%	54%	53%	56%
Advanced Industrial	47%	46%	47%	44%
Total	100%	100%	100%	100%

The majority of revenue from the Photonics and Precision Motion segments is generated from sales to customers in the advanced industrial market. The majority of revenue from the Vision segment is generated from sales to customers in the medical market.

17. Subsequent Events

On October 5, 2021, the Company entered into an amendment (the “Fourth Amendment”) to the Third Amended and Restated Credit Agreement to exercise the accordion option. The Fourth Amendment increased the revolving credit facility commitment under the Third Amended and Restated Credit Agreement by $200.0 million, from $495.0 million to $695.0 million, and reset the uncommitted accordion feature to $200.0 million for potential future expansion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to the anticipated impacts of the COVID-19 pandemic on our business, our financial results and our financial condition; our belief that the Purchasing Managers Index (“PMI”) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; anticipated revenue performance; industry trends; market conditions; our competitive positions; changes in economic and political conditions, including supply chain constraints; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions; integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits, costs and timelines of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory environmental requirements and our compliance thereto; and other statements that are not historical facts. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activities; our significant dependence upon our customers’ capital expenditures, which are subject to cyclical market fluctuations; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate and successfully commercialize our innovations; failure to introduce new products in a timely manner; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our information technology systems; our failure to comply with data privacy regulations; changes in interest rates, credit ratings or foreign currency exchange rates; risks associated with our operations in foreign countries; risks associated with the COVID-19 pandemic and other events outside our control; our increased use of outsourcing in foreign countries; risks associated with increased outsourcing of components manufacturing; our exposure to increased tariffs, trade restrictions or taxes on our products; negative effects on global economic conditions, financial markets and our business as a result of the United Kingdom’s withdrawal from the European Union; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components or other goods from our suppliers; our failure to accurately forecast component and raw material requirements leading to excess inventories or delays in the delivery of our products; production difficulties and product delivery delays or disruptions; our exposure to medical device regulations, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products; potential penalties for violating foreign, U.S. federal, and state healthcare laws and regulations; changes in governmental regulations affecting our business or products; our compliance, or failure to comply, with environmental regulations; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; changes in tax laws, and fluctuations in our effective tax rates; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; our existing indebtedness limiting our ability to engage in certain activities; volatility in the market price for our common shares; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the heading “Risk Factors” as updated in our other filings with the Securities and Exchange Commission. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statement to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required under applicable law.

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

Precision Motion

Our Precision Motion segment designs, manufactures and markets optical and inductive encoders, precision motor and motion control sub-assemblies, servo drives, intelligent robotic end-of-arm technology solutions, air bearings, and air bearing spindles to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

End Markets

We primarily operate in two end markets: the medical market and the advanced industrial market.

Medical Market

For the nine months ended October 1, 2021, the medical market accounted for approximately 53% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the nine months ended October 1, 2021, the advanced industrial market accounted for approximately 47% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Acquisition of ATI Industrial Automation, Inc.

On August 30, 2021, we acquired 100% of the outstanding shares of ATI Industrial Automation, Inc. (“ATI”), an Apex, North Carolina-based leading supplier of intelligent end-of-arm technology solutions to OEMs for advanced industrial and surgical robots for an initial cash purchase price of $170.0 million, net of cash acquired, and $51.9 million estimated fair value of contingent consideration. The contingent consideration will be payable in 2022 based on actual standalone ATI Adjusted EBITDA, as defined in the purchase and sale agreement, for the fiscal year ending December 31, 2021. The initial cash purchase price was financed with borrowings under our revolving credit facility and cash available on hand. We expect that the addition of ATI will complement and add intelligent technology solutions to further expand our position in mission critical robotic applications. ATI will contribute to our operations and growth within the Precision Motion reportable segment.

Acquisition of Schneider Electric Motion USA, Inc.

On August 31, 2021, we acquired 100% of the outstanding shares of Schneider Electric Motion USA, Inc. (“SEM”), a Marlborough, Connecticut-based manufacturer of integrated stepper motors and electronic controls for automation equipment for a total purchase price of $115.1 million, net of cash acquired, subject to customary working capital adjustment. The acquisition was financed with borrowings under our revolving credit facility. We expect that the addition of SEM will complement and expand our presence in life science applications and solutions for industrial automation applications within the Precision Motion reportable segment.

Impact of COVID-19 on Our Business

In response to the COVID-19 pandemic, we have taken proactive, aggressive actions to protect the health and safety of our employees. We established steering committees at both the corporate level and at each of our major facilities to provide leadership for and manage our COVID-19 risk mitigation actions and countermeasures. We have provided frequent employee communications that include guidance and updates to our employees with regards to COVID-19 safety procedures and status. We established rigorous safety measures in all of our facilities, including implementing social distancing protocols, working from home for those employees that do not need to be physically present on the manufacturing floor or in our facilities to perform their work, reducing travel, spreading production over more shifts, implementing temperature checks at the entrances to our facilities, frequently disinfecting our workspaces, and providing masks to those employees who must be physically present in our facilities. We expect to continue these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. In connection with our COVID-19 remediation actions, we have incurred additional costs to protect the health of our employees, including investments in technologies and monitoring equipment and weekly testing of employees for COVID-19 at certain locations. We expect such costs to continue to be significant to our cost of operations. We may take further actions as government authorities require or recommend or as we determine to be in the best interest of our employees.

The outbreak has significantly increased economic and demand uncertainty. Even as governmental restrictions are relaxed and economies gradually, partially or fully, reopen, the ongoing economic impacts and health concerns associated with COVID-19 may continue to affect customer demand and restrictions may resume.

Through October 1, 2021, we experienced some disruptions to our supply chain as a result of the COVID-19 pandemic and the recent electronics and other material shortages. We regularly monitor the manufacturing output of companies in our supply chain. Disruptions to our suppliers or sub-suppliers caused by these events could cause further challenges in our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations.

To mitigate the risk of any potential supply interruptions from the COVID-19 pandemic and the electronics and other material shortages, we are identifying alternative suppliers and distributors, sourcing raw materials from different supplier and distributor locations, modifying our designs to allow for alternative components to be used without compromising quality, performance or other requirements and taking other actions to ensure our supply of raw materials. Despite of our mitigation actions, if certain suppliers cannot produce a key part or component for us, or if the receipt of certain materials is otherwise delayed, we may miss our scheduled shipment deadlines and our relationship with customers may be harmed.

Additionally, restrictions on or disruptions of transportation, such as reduced availability of air transports, port closures and backlogs, and increased border controls or closures, have resulted in higher costs and delays, both for obtaining raw materials from suppliers and for shipping finished products to customers.

The COVID-19 pandemic and the recent electronics and other material shortages have caused inflationary pressures on the market prices for certain of our parts and primary raw materials as well as increases in the costs of freight, packaging, energy and other consumables that are used in our manufacturing processes. We have generally been able to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our selling prices to pass through some of these higher costs to our customers; however, our ability to raise our selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.

Results of Operations for the Three and Nine Months Ended October 1, 2021 Compared with the Three and Nine Months Ended October 2, 2020

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	57.1	58.6	57.2	58.9
Gross profit	42.9	41.4	42.8	41.1
Operating expenses:
Research and development and engineering	9.8	10.7	10.5	10.2
Selling, general and administrative	17.6	18.7	18.5	18.6
Amortization of purchased intangible assets	2.3	2.5	2.2	2.3
Restructuring, acquisition, and related costs	4.6	1.2	3.2	1.3
Total operating expenses	34.3	33.1	34.5	32.4
Operating income	8.6	8.3	8.3	8.8
Interest income (expense), net	(1.0)	(1.2)	(0.9)	(1.1)
Foreign exchange transaction gains (losses), net	0.0	(0.1)	(0.1)	(0.0)
Other income (expense), net	(0.0)	(0.0)	(0.0)	0.0
Income before income taxes	7.6	7.0	7.4	7.6
Income tax provision (benefit)	(0.0)	1.2	0.1	0.4
Consolidated net income	7.7%	5.8%	7.2%	7.2%

Overview of Financial Results

Total revenue of $177.7 million for the three months ended October 1, 2021 increased $34.8 million, or 24.3%, from the prior year period primarily due to increased demand in the advanced industrial market related to microelectronics and as a result of increases in industrial manufacturing spending as compared to the 2020 period, which was impacted by COVID-19, as well as revenue from current year acquisitions. The effect of our current year acquisitions resulted in an increase in revenue of $11.1 million, or 7.7%. In addition, foreign currency exchange rates positively impacted our revenue by $2.2 million, or 1.5%, for the three months ended October 1, 2021.

Total revenue of $507.8 million for the nine months ended October 1, 2021 increased $64.7 million, or $14.6%, from the prior year period primarily due to increased demand in the advanced industrial market related to microelectronics and as a result of increases in industrial manufacturing spending as compared to the 2020 period, which was impacted by COVID-19. The effect of our current year acquisitions also resulted in an increase in revenue of $11.1 million, or 2.5%. In addition, foreign currency exchange rates positively impacted our revenue by $13.8 million, or 3.1%, for the nine months ended October 1, 2021.

Operating income of $15.3 million for the three months ended October 1, 2021 increased $3.4 million, or 28.7%, from the prior year period. This increase was attributable to an increase in gross profit of $17.2 million primarily attributable to higher revenue, partially offset by an increase in research and development and engineering (“R&D”) expenses of $2.2 million, selling, general and administrative (“SG&A”) expenses of $4.5 million and restructuring, acquisition, and related charges of $6.4 million.

Operating income of $42.4 million for the nine months ended October 1, 2021 increased $3.5 million, or 9.1%, from the prior year period. This increase was attributable to an increase in gross profit of $35.2 million primarily attributable to higher revenue, partially offset by an increase in R&D expenses of $8.1 million, SG&A expenses of $11.7 million and restructuring, acquisition, and related charges of $10.9 million.

Basic earnings per common share (“Basic EPS”) of $0.38 for the three months ended October 1, 2021 increased $0.15 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.38 for the three months ended October 1, 2021 increased $0.15 from the prior year period. The increases were primarily attributable to an increase in operating income and a decrease in income tax provision (benefit).

Basic EPS of $1.03 for the nine months ended October 1, 2021 increased $0.12 from the prior year period. Diluted EPS of $1.02 for the nine months ended October 1, 2021 increased $0.13 from the prior year period. The increases were primarily attributable to an increase in operating income and a decrease in income tax provision.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	October 1,	October 2,	Increase	Percentage
	2021	2020	(Decrease)	Change
Photonics	$55,263	$46,394	$8,869	19.1%
Vision	65,346	64,299	1,047	1.6%
Precision Motion	57,117	32,236	24,881	77.2%
Total	$177,726	$142,929	$34,797	24.3%

	Nine Months Ended
	October 1,	October 2,	Increase	Percentage
	2021	2020	(Decrease)	Change
Photonics	$176,113	$149,337	$26,776	17.9%
Vision	196,429	198,047	(1,618)	(0.8)%
Precision Motion	135,291	95,741	39,550	41.3%
Total	$507,833	$443,125	$64,708	14.6%

Photonics

Photonics segment revenue for the three months ended October 1, 2021 increased by $8.9 million, or 19.1%, versus the prior year period, primarily due to increased demand in the advanced industrial market as a result of increases in industrial manufacturing spending as compared to the 2020 period, which was impacted by COVID-19. Revenue was negatively impacted during the three months ended October 1, 2021 due to temporary production shutdowns in our factories in Taunton, U.K. and Suzhou, China.

Photonics segment revenue for the nine months ended October 1, 2021 increased by $26.8 million, or 17.9%, versus the prior year period, primarily due to increased demand in the advanced industrial market as a result of increases in industrial manufacturing spending as compared to the 2020 period, which was impacted by COVID-19.

Vision

Vision segment revenue for the three months ended October 1, 2021 increased by $1.0 million, or 1.6%, versus the prior year period, primarily due to an increase in demand for our medical end market products.

Vision segment revenue for the nine months ended October 1, 2021 decreased by $1.6 million, or 0.8%, versus the prior year period, primarily due to a decrease in revenue from our minimally invasive surgery (“MIS”) products as a result of continued deferrals of elective surgical procedures during the COVID-19 pandemic.

Precision Motion

Precision Motion segment revenue for the three months ended October 1, 2021 increased by $24.9 million, or 77.2%, versus the prior year period, primarily due to increased demand in advanced industrial and medical markets and $11.1 million of revenue contributions from the ATI and SEM acquisitions.

Precision Motion segment revenue for the nine months ended October 1, 2021 increased by $39.6 million, or 41.3%, versus the prior year period, primarily due to increased demand in advanced industrial market as a result of an increase in industrial manufacturing spending and $11.1 million of revenue contributions from the ATI and SEM acquisitions.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Gross profit:
Photonics	$25,311	$20,166	$83,014	$65,725
Vision	24,763	24,586	76,132	75,676
Precision Motion	27,743	15,011	64,694	42,753
Unallocated Corporate and Shared Services	(1,519)	(658)	(6,396)	(1,902)
Total	$76,298	$59,105	$217,444	$182,252
Gross profit margin:
Photonics	45.8%	43.5%	47.1%	44.0%
Vision	37.9%	38.2%	38.8%	38.2%
Precision Motion	48.6%	46.6%	47.8%	44.7%

Total	42.9%	41.4%	42.8%	41.1%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, trade tariffs, freight costs, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended October 1, 2021 increased $5.1 million, or 25.5%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Photonics segment gross profit margin was 45.8% for the three months ended October 1, 2021, versus a gross profit margin of 43.5% for the prior year period. The increase in gross profit margin was primarily attributable to higher production volumes.

Photonics segment gross profit for the nine months ended October 1, 2021 increased $17.3 million, or 26.3%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Photonics segment gross profit margin was 47.1% for the nine months ended October 1, 2021, versus a gross profit margin of 44.0% for the prior year period. The increase in gross profit margin was primarily attributable to higher factory utilization associated with higher production volumes.

Vision

Vision segment gross profit for the three months ended October 1, 2021 increased $0.2 million, or 0.7%, versus the prior year period. Vision segment gross profit margin was 37.9% for the three months ended October 1, 2021, versus a gross profit margin of 38.2% for the prior year period.

Vision segment gross profit for the nine months ended October 1, 2021 increased $0.5 million, or 0.6%, versus the prior year period. Vision segment gross profit margin was 38.8% for the nine months ended October 1, 2021, versus a gross profit margin of 38.2% for the prior year period.

Precision Motion

Precision Motion segment gross profit for the three months ended October 1, 2021 increased $12.7 million, or 84.8%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Precision Motion segment gross profit margin was 48.6% for the three months ended October 1, 2021, versus a gross profit margin of 46.6% for the prior year period. The increase in gross profit margin was primarily attributable to higher factory utilization associated with higher production volumes.

Precision Motion segment gross profit for the nine months ended October 1, 2021 increased $21.9 million, or 51.3%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Precision Motion segment gross profit margin was 47.8% for the nine months ended October 1, 2021, versus a gross profit margin of 44.7% for the prior year period. The increase in gross profit margin was primarily attributable to higher factory utilization associated with higher production volumes and favorable year over year comparison due to higher inventory obsolescence in the prior year period.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments. These costs for the three months ended October 1, 2021 increased by $0.9 million versus the prior year period primarily due to COVID-19 testing costs for employees of $0.4 million.

Unallocated corporate and shared services costs for the nine months ended October 1, 2021 increased by $4.5 million versus the prior year period primarily due to COVID-19 testing costs for employees of $3.3 million.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Research and development and engineering	$17,468	$15,231	$53,104	$45,005
Selling, general and administrative	31,296	26,788	94,189	82,451
Amortization of purchased intangible assets	4,139	3,533	11,300	10,388
Restructuring, acquisition, and related costs	8,120	1,687	16,485	5,591
Total	$61,023	$47,239	$175,078	$143,435

Research and Development and Engineering Expenses

R&D expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $17.5 million, or 9.8% of revenue, during the three months ended October 1, 2021, versus $15.2 million, or 10.7% of revenue, during the prior year period. R&D expenses increased in terms of total dollars primarily due to higher compensation related expense and R&D expenses from current year acquisitions. R&D expenses decreased as a percentage of revenue due to the timing of acquisitions.

R&D expenses were $53.1 million, or 10.5% of revenue, during the nine months ended October 1, 2021, versus $45.0 million, or 10.2% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue primarily due to higher compensation related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $31.3 million, or 17.6% of revenue, during the three months ended October 1, 2021, versus $26.8 million, or 18.7% of revenue, during the prior year period. SG&A expenses increased in terms of total dollars primarily due to higher variable compensation expense as a result of the re-establishment of employee bonus plans in 2021 and SG&A expenses from current year acquisitions. SG&A expenses decreased as a percentage of revenue due to the timing of acquisitions.

SG&A expenses were $94.2 million, or 18.5% of revenue, during the nine months ended October 1, 2021, versus $82.5 million, or 18.6% of revenue, during the prior year period. SG&A expenses increased in terms of total dollars primarily due to higher share-based compensation expense and higher variable compensation expense as a result of the re-establishment of employee bonus plans in 2021.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding amortization of developed technologies that is included in cost of revenue, was $4.1 million, or 2.3% of revenue, during the three months ended October 1, 2021, versus $3.5 million, or 2.5% of revenue, during the prior year period. The increase, in terms of total dollars was the result of more acquired intangible assets from current year acquisitions.

Amortization of purchased intangible assets, excluding amortization of developed technologies that is included in cost of revenue, was $11.3 million, or 2.2% of revenue, during the nine months ended October 1, 2021, versus $10.4 million, or 2.3% of revenue, during the prior year period. The increase, in terms of total dollars was the result of more acquired intangible assets from current year acquisitions.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $8.1 million during the three months ended October 1, 2021, versus $1.7 million during the prior year period. The increase in restructuring, acquisition, and related costs versus the prior year period was primarily due to an increase in acquisition costs related to current year acquisitions and restructuring costs related to the 2020 restructuring plan.

We recorded restructuring, acquisition, and related costs of $16.5 million during the nine months ended October 1, 2021, versus $5.6 million during the prior year period. The increase in restructuring, acquisition, and related costs versus the prior year period was primarily due to an increase in acquisition costs related to current year acquisitions, restructuring costs related to the 2020 restructuring plan, and legal fees related to a dispute involving a company we acquired in 2019.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Operating Income (Loss)
Photonics	$9,294	$7,026	$35,885	$22,878
Vision	5,606	3,799	12,178	14,098
Precision Motion	14,957	7,675	34,681	20,728
Unallocated Corporate and Shared Services	(14,582)	(6,634)	(40,378)	(18,887)
Total	$15,275	$11,866	$42,366	$38,817

Photonics

Photonics segment operating income was $9.3 million, or 16.8% of revenue, during the three months ended October 1, 2021, versus $7.0 million, or 15.1% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $5.1 million, partially offset by an increase in restructuring charges of $2.3 million.

Photonics segment operating income was $35.9 million, or 20.4% of revenue, during the nine months ended October 1, 2021, versus $22.9 million, or 15.3% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $17.3 million, partially offset by an increase in R&D spending of $1.5 million and restructuring, acquisition, and related charges of $3.1 million.

Vision

Vision segment operating income was $5.6 million, or 8.6% of revenue, during the three months ended October 1, 2021, versus $3.8 million, or 5.9% of revenue, during the prior year period. The increase in operating income was primarily due to a decrease in SG&A expenses of $0.5 million and restructuring, acquisitions, and related charges of $1.2 million.

Vision segment operating income was $12.2 million, or 6.2% of revenue, during the nine months ended October 1, 2021, versus $14.1 million, or 7.1% of revenue, during the prior year period. The decrease in operating income was primarily due to an increase in R&D spending of $3.6 million, partially offset by an increase in gross profit of $0.5 million and a decrease in SG&A expenses of $1.0 million.

Precision Motion

Precision Motion segment operating income was $15.0 million, or 26.2% of revenue, during the three months ended October 1, 2021, versus $7.7 million, or 23.8% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $12.7 million, partially offset by an increase in R&D spending of $1.7 million, SG&A expenses of $1.3 million and restructuring, acquisition, and related charges of $1.9 million.

Precision Motion segment operating income was $34.7 million, or 25.6% of revenue, during the nine months ended October 1, 2021, versus $20.7 million, or 21.7% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $21.9 million, partially offset by an increase in restructuring, acquisition, and related charges of $3.4 million, R&D spending of $3.0 million and SG&A expenses of $1.0 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended October 1, 2021 increased by $7.9 million versus the prior year period primarily due to costs related to COVID-19 testing for employees of $0.4 million included in cost of revenue, an increase in SG&A spending of $4.3 million primarily related to the re-establishment of employee bonus plans in 2021, and an increase in restructuring, acquisition, and related charges of $2.9 million.

Unallocated corporate and shared services costs for the nine months ended October 1, 2021 increased by $21.5 million versus the prior year period primarily due to costs related to COVID-19 testing for employees of $3.3 million included in cost of revenue, an increase in SG&A spending of $12.4 million primarily related to share-based compensation, the re-establishment of employee bonus plans in 2021, and an increase in restructuring, acquisition, and related charges of $4.6 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Interest income (expense), net	$(1,710)	$(1,698)	$(4,496)	$(5,077)
Foreign exchange transaction gains (losses), net	34	(136)	(299)	(164)
Other income (expense), net	(71)	(14)	(238)	47

Interest Income (Expense), Net

Net interest expense was $1.7 million for both the three months ended October 1, 2021 and the prior year period. The weighted average interest rate on our senior credit facilities was 2.28% during the three months ended October 1, 2021, versus 2.31% during the prior year period.

Net interest expense was $4.5 million for the nine months ended October 1, 2021, versus $5.1 million in the prior year period. The decrease in net interest expense was primarily due to a decrease in average debt levels and a decrease in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 2.12% during the nine months ended October 1, 2021, versus 2.37% during the prior year period.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were less than $0.1 million net gain for the three months ended October 1, 2021, versus $(0.1) million net losses in the prior year period.

Foreign exchange transaction gains (losses) were $(0.3) million net losses for the nine months ended October 1, 2021, versus $(0.2) million net losses in the prior year period.

Other Income (Expense), Net

Net other expense was nominal for both the three and nine months ended October 1, 2021 and the three and nine months ended October 2, 2020.

Income Tax Provision (Benefit)

Our effective tax rate for the three months ended October 1, 2021 was (0.6%), versus 17.6% for the prior year period. Our effective tax rate of (0.6%) for the three months ended October 1, 2021 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, windfall tax benefits upon vesting of certain share-based compensation awards and a release of uncertain tax position reserves due to expiration of statutes of limitation, partially offset by an increase in our valuation allowance.

Our effective tax rate of 17.6% for the three months ended October 2, 2020 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and other tax credits.

Our effective tax rate for the nine months ended October 1, 2021 was 2.0%, versus 5.2% for the prior year period. Our effective tax rate of 2.0% for the nine months ended October 1, 2021 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, a release of uncertain tax positions reserves, and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by the revaluation of long term deferred tax balances resulting from the U.K. corporate tax rate change during the period and an increase in our valuation allowances. For the nine months ended October 1, 2021, the windfall tax benefits upon vesting of certain share-based compensation awards had a benefit of 14.5% on our effective tax rate.

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

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, investments in businesses, and repayment of debt and related interest payments. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We believe our future operating cash flows will be sufficient to meet our future operating and capital expenditure cash needs for the foreseeable future, including at least the next 12 months. The availability of borrowing capacity under our revolving credit facility provides a potential source of liquidity for any future capital expenditures and other liquidity needs. In addition, we have the ability to expand our borrowing capacity by up to $200.0 million by exercising the accordion feature under our revolving credit agreement.  We may also seek to raise additional capital, which could be in the form of bonds, convertible debt or preferred or common equity, to fund business development activities or other future investing cash requirements, subject to approval by the lenders in the Third Amended and Restated Credit Agreement. There is no assurance that such capital will be available on reasonable terms or at all.

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside our control, such as the  economic consequences of the COVID-19 pandemic, worsening supply chain disruptions and electronics and material shortages, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

As of October 1, 2021, $69.0 million of our $102.4 million cash and cash equivalents was held by subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities (as defined below). Approximately $171.6 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the United States. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

We deferred certain U.S. payroll tax payments in 2020 in accordance with relief provisions under the CARES Act. As of October 1, 2021, we had $2.8 million in such deferred U.S. payroll tax payments under the CARES Act. As permitted under the CARES Act, we expect to pay half of the deferred U.S. payroll tax payments by December 31, 2021 and the remaining half by December 31, 2022.

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors may designate and issue one or more series of preferred shares in order to raise additional capital. As of October 1, 2021, no preferred shares had been issued and outstanding.

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

As of October 1, 2021, we had $95.3 million term loan and $355.3 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 0.25% and 1.25% per annum, determined by reference to our consolidated leverage ratio, or (b) the Eurocurrency Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 1.25% and 2.25% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.40% per annum, determined by reference to our consolidated leverage ratio. As of October 1, 2021, we had outstanding borrowings under the Third Amended and Restated Credit Agreement denominated in Euro and U.S. Dollars of $171.6 million and $279.0 million, respectively.

On October 5, 2021, the Company entered into an amendment (the “Fourth Amendment”) to the Third Amended and Restated Credit Agreement to exercise the accordion feature. The Fourth Amendment increased the revolving credit facility commitment under the Third Amended and Restated Credit Agreement by $200.0 million, from $495.0 million to $695.0 million, and reset the uncommitted accordion feature to $200.0 million for potential future expansion.

The Third Amended and Restated Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Third Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of October 1, 2021:

	Requirement	Actual
Maximum consolidated leverage ratio	3.50	2.64
Minimum consolidated fixed charge coverage ratio	1.50	13.23

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

In October 2018, our Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of common shares. Share repurchases have been made under the 2018 Repurchase Plan pursuant to

Rule 10b-18 under the Securities Exchange Act of 1934. We had $9.5 million available for share repurchases under the 2018 Repurchase Plan as of October 1, 2021.

In February 2020, our Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of common shares. We expect that share repurchases will be made under the 2020 Repurchase Plan after the 2018 Repurchase Plan is completed. No shares have been repurchased under the 2020 Repurchase Plan to date.

Cash Flows for the Nine Months Ended October 1, 2021 and October 2, 2020

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Nine Months Ended
	October 1,	October 2,
	2021	2020
Net cash provided by operating activities	$65,912	$93,686
Net cash used in investing activities	$(302,140)	$(9,796)
Net cash provided by (used in) financing activities	$214,290	$(57,195)

	October 1,	December 31,
	2021	2020
Cash and cash equivalents	$102,395	$125,054
Unused and available funds under revolving credit facility	$139,712	$395,239

Operating Cash Flows

Cash provided by operating activities was $65.9 million for the nine months ended October 1, 2021, versus $93.7 million for the prior year period. Cash provided by operating activities for the nine months ended October 1, 2021 decreased from the prior year period primarily due to an increase in accounts receivable and inventories due to increases in revenue and demand, and the $8.3 million payout of an acquisition earnout recorded as compensation, partially offset by an increase in days payables outstanding and substantially no bonus payout in 2021 as a result of the elimination of our 2020 annual bonus plan.

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

Investing Cash Flows

Cash used in investing activities was $302.1 million for the nine months ended October 1, 2021, primarily driven by the ATI and SEM acquisitions. In connection with these acquisitions, we paid cash consideration of $285.2 million (net of cash acquired of $14.6 million) during the nine months ended October 1, 2021.  We also paid capital expenditures of $14.8 million and a contingent consideration payment of $2.2 million related to our 2016 asset acquisition of video signal processing and management technologies during the nine months ended October 1, 2021.

Cash used in investing activities was $9.8 million for the nine months ended October 2, 2020, primarily related to capital expenditures of $7.2 million and a contingent consideration payment of $2.6 million related to our 2016 asset acquisition of video signal processing and management technologies.

We expect to use an aggregate of approximately $20 million to $22 million in fiscal 2021 for capital expenditures related to investments in new property, plant and equipment for our existing businesses.

Financing Cash Flows

Cash provided by financing activities was $214.3 million for the nine months ended October 1, 2021, primarily due to $280.0 million of borrowings under our revolving credit facility used to fund the cash considerations paid for the ATI and SEM acquisitions, partially offset by $30.7 million of payroll tax payments upon vesting of share-based compensation awards, $24.0 million of term loan and revolver credit facility repayments, a $8.7 million payment for the purchase of a building under a finance lease agreement, and $1.8 million of contingent consideration payments related to acquisitions.

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

Our contractual obligations primarily consist of the principal and interest payments associated with our Senior Credit Facilities, operating and finance leases, purchase commitments, pension obligations, contingent considerations and earn-outs. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Excluding the estimated contingent considerations payments and non-cancellable inventory purchase commitments from current year acquisitions, through October 1, 2021, we have not entered into any other material new or modified contractual obligations since December 31, 2020.

Off-Balance Sheet Arrangements

Through October 1, 2021, we have not entered into any other off-balance sheet arrangements or material transactions with any unconsolidated entities or other persons.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates through October 1, 2021 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended October 1, 2021, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of October 1, 2021, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 1, 2021.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended October 1, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1†	Stock Purchase Agreement dated July 9, 2021, between Novanta Corporation and Schneider Electric Holding, Inc.					*

2.2†	Stock Purchase Agreement dated July 18, 2021, among Novanta Corporation, Novanta Technologies (Suzhou) Co. Ltd, ATI Industrial Automation, Inc. and ATI Industrial Automation (Lang Fang) Co. Ltd					*

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/15

3.2	By-Laws of the Registrant, as amended	10-K	001-35083	3.2	03/01/21

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/10

3.4	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/10

3.5	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/16

3.6	Articles of Amendment of the Registrant, dated April 23, 2021	8-K	001-35083	3.1	05/14/21

10.1	Third Amendment to Third Amended and Restated Credit Agreement, dated September 22, 2021					*

10.2	Fourth Amendment to Third Amended and Restated Credit Agreement, dated October 5, 2021	10-Q	001-35083	10.2	05/11/21

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

* Filed herewith

** Furnished herewith

† Certain schedules or appendices to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). A copy of any omitted schedule will be furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board, Chief Executive Officer	November 9, 2021
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	November 9, 2021
Robert J. Buckley