Form 10-Q
period 2022-04-01
NOVANTA INC
filed 2022-05-10
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2022

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

As of May 3, 2022, there were 35,704,230 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	April 1,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$98,805	$117,393
Accounts receivable, net of allowance of $601 and $556, respectively	123,759	115,617
Inventories	139,166	125,657
Prepaid income taxes and income taxes receivable	1,000	1,997
Prepaid expenses and other current assets	12,649	13,161
Total current assets	375,379	373,825
Property, plant and equipment, net	89,652	87,439
Operating lease assets	46,710	48,338
Deferred tax assets	4,498	12,206
Other assets	5,675	5,586
Intangible assets, net	208,455	220,989
Goodwill	475,795	479,500
Total assets	$1,206,164	$1,227,883
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,975	$5,097
Accounts payable	72,035	68,514
Income taxes payable	7,702	4,514
Current portion of operating lease liabilities	7,468	7,334
Accrued expenses and other current liabilities	90,795	98,479
Total current liabilities	182,975	183,938
Long-term debt	412,521	429,361
Operating lease liabilities	43,889	45,700
Deferred tax liabilities	19,836	33,738
Income taxes payable	4,947	4,217
Other liabilities	7,303	9,638
Total liabilities	671,471	706,592
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,684 and 35,601, respectively	423,856	423,856
Additional paid-in capital	52,809	53,768
Retained earnings	75,353	56,533
Accumulated other comprehensive loss	(17,325)	(12,866)
Total stockholders' equity	534,693	521,291
Total liabilities and stockholders’ equity	$1,206,164	$1,227,883

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2022	2021
Revenue	$204,216	$162,584
Cost of revenue	113,940	93,844
Gross profit	90,276	68,740
Operating expenses:
Research and development and engineering	20,929	18,682
Selling, general and administrative	39,352	31,653
Amortization of purchased intangible assets	7,342	3,575
Restructuring, acquisition and related costs	(1,630)	3,731
Total operating expenses	65,993	57,641
Operating income	24,283	11,099
Interest income (expense), net	(3,109)	(1,408)
Foreign exchange transaction gains (losses), net	69	(257)
Other income (expense), net	(545)	(70)
Income before income taxes	20,698	9,364
Income tax provision (benefit)	1,878	(1,946)
Consolidated net income	$18,820	$11,310

Earnings per common share (Note 4):
Basic	$0.53	$0.32
Diluted	$0.53	$0.32

Weighted average common shares outstanding—basic	35,538	35,279
Weighted average common shares outstanding—diluted	35,781	35,789

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2022	2021
Consolidated net income	$18,820	$11,310
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(4,772)	(489)
Pension liability adjustments, net of tax (2)	313	121
Total other comprehensive income (loss)	(4,459)	(368)
Total consolidated comprehensive income	$14,361	$10,942

(1)	The tax effect on this component of comprehensive income (loss) was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income (loss) was nominal for all periods presented. See Note 3 for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive
	# of Shares	Amount	# of Shares	Amount	Capital	(Deficit)	Loss	Total

	Three Months Ended April 1, 2022
Balance at December 31, 2021	—	—	35,601	$423,856	$53,768	$56,533	$(12,866)	$521,291
Consolidated net income	—	—	—	—	—	18,820	—	18,820
Common shares issued under stock plans	—	—	134	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	—	—	(51)	—	(7,733)	—	—	(7,733)
Share-based compensation	—	—	—	—	6,774	—	—	6,774
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(4,459)	(4,459)
Balance at April 1, 2022	—	—	35,684	$423,856	$52,809	$75,353	$(17,325)	$534,693

	Three Months Ended April 2, 2021
Balance at December 31, 2020	—	—	35,163	$423,856	$58,992	$6,202	$(12,241)	$476,809
Consolidated net income	—	—	—	—	—	11,310	—	11,310
Common shares issued under stock plans	—	—	354	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	—	—	(133)	—	(18,272)	—	—	(18,272)
Share-based compensation	—	—	—	—	6,644	—	—	6,644
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(368)	(368)
Balance at April 2, 2021	—	—	35,384	$423,856	$47,364	$17,512	$(12,609)	$476,123

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$18,820	$11,310
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	14,044	9,849
Provision for inventory excess and obsolescence	397	1,136
Share-based compensation	6,774	6,644
Deferred income taxes	(5,140)	(968)
Write-off of unamortized deferred financing costs	624	—
Contingent consideration adjustments	(2,275)	126
Other	240	287
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(8,949)	(15,828)
Inventories	(14,928)	675
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	4,040	(4,277)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	(38)	13,745
Other non-current assets and liabilities	(2,262)	569
Net cash provided by operating activities	11,347	23,268
Cash flows from investing activities:
Working capital adjustments from business acquisition	820	—
Purchases of property, plant and equipment	(6,308)	(3,268)
Payment of contingent consideration related to acquisition of technology assets	(1,470)	(2,200)
Other investing activities	137	—
Net cash used in investing activities	(6,821)	(5,468)
Cash flows from financing activities:
Repayments under term loan and revolving credit facilities	(11,640)	(1,345)
Payments of debt issuance costs	(2,133)	—
Payments of withholding taxes from share-based awards	(7,733)	(18,272)
Payment of contingent consideration related to an acquisition	(375)	(435)
Purchase of building under finance lease	—	(8,743)
Other financing activities	(148)	(140)
Net cash used in financing activities	(22,029)	(28,935)
Effect of exchange rates on cash and cash equivalents	(1,085)	(357)
Decrease in cash and cash equivalents	(18,588)	(11,492)
Cash and cash equivalents, beginning of the period	117,393	125,054
Cash and cash equivalents, end of the period	$98,805	$113,562
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,737	$1,115
Cash paid for income taxes	$2,624	$1,983
Income tax refunds received	$128	$45

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 1, 2022

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The interim consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, these interim consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

The Company’s unaudited interim consolidated financial statements are prepared for each quarterly period ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the period in which such revisions are deemed to be necessary. The Company evaluates its estimates based on historical experience, current conditions, and various other assumptions that it believes are reasonable under the circumstances. Actual results could differ significantly from these estimates.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

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

In March 2022, the Company amended the Third Amended and Restated Credit Agreement and replaced LIBOR with SOFR as the new reference rate for U.S. dollar borrowings. The ASU did not have any impact on the Company’s consolidated financial statements.

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

		January 1, 2023. Early adoption is permitted.	The Company early adopted ASU 2021-08 as of January 1, 2022. The adoption of ASU 2021-08 did not have any material impact on the Company’s consolidated financial statements.

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

At the request of its customers, the Company may perform professional services, generally for the maintenance and repair of products previously sold to those customers and for engineering services. Professional services for the maintenance and repair of products are typically short in duration, mostly less than one month, and generally involve a single distinct performance obligation. The related revenue is recognized at a point in time when control transfers to the customer upon completion of professional services. The consideration expected to be received in exchange for such services is typically the contractually stated amount. Certain engineering services are longer in duration and the related revenue is recognized over time. As the Company’s right to payment from a customer is based on the value of engineering services performed, the Company recognizes revenue based on the corresponding value to the customer from the Company’s performance completed to date. Revenue from engineering services aggregated to less than 3% of the Company’s consolidated revenue during the three months ended April 1, 2022 and April 2, 2021.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

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

Warranties

The Company generally provides warranties for its products. The standard warranty period is typically 12 months to 36 months. The Company recognizes liabilities associated with standard warranty periods for its products in accordance with the provisions of ASC 450, “Contingencies,” as the Company has the ability to ascertain the likelihood of the liabilities and can reasonably estimate the amount of the liabilities. A provision for the estimated cost related to standard warranties is recorded as cost of revenue at the time revenue is recognized. The Company’s estimate of the costs to service the warranty obligations is based on historical experience and expectations of future conditions. To the extent that the Company’s experience in warranty claims or costs associated with servicing those claims differ from the original estimates, revisions to the estimated warranty liabilities are recorded at that time, with offsetting adjustments to cost of revenue.

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of April 1, 2022 and December 31, 2021, contract liabilities were $7.5 million and $7.3 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the three months ended April 1, 2022 is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by $3.2 million of revenue recognized during the period that was included in the contract liability balance as of December 31, 2021.

Disaggregated Revenue

See Note 15 for the Company’s disaggregation of revenue by segment, geography and end market.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

3. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss was as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2021	$(12,866)	$(5,753)	$(7,113)
Other comprehensive income (loss)	(4,568)	(4,772)	204
Amounts reclassified from accumulated other comprehensive loss	109	—	109
Balance at April 1, 2022	$(17,325)	$(10,525)	$(6,800)

The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

4. Earnings per Common Share

Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period.

For diluted earnings per common share, the denominator includes the dilutive effect of outstanding common share equivalents. For the three months ended April 1, 2022 and April 2, 2021, respectively, weighted average shares outstanding for the diluted earnings per common share included the dilutive effect of outstanding restricted stock units, stock options, and relative total shareholder return performance-based restricted stock units (“TSR-PSUs”), determined using the treasury stock method. The dilutive effects of market-based contingently issuable shares are included in the weighted average common share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period, assuming the end of the reporting period is also the end of the performance period. Dilutive effects of attainment-based contingently issuable shares granted to the former Laser Quantum Limited (“Laser Quantum”) noncontrolling interest shareholders, non-GAAP EPS performance-based restricted stock units (“EPS-PSUs”), operating cash flow performance-based restricted stock units (“OCF-PSUs”), and performance-based restricted stock units granted to the ATI Industrial Automation, Inc. (“ATI”) employees (“ATI-PSUs”) are included in the weighted average common share calculation when the performance targets have been achieved based on the cumulative achievement against the performance targets as of the end of each reporting period.

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended
	April 1,	April 2,
	2022	2021
Numerators:
Consolidated net income	$18,820	$11,310

Denominators:
Weighted average common shares outstanding— basic	35,538	35,279
Dilutive potential common shares	243	510
Weighted average common shares outstanding— diluted	35,781	35,789
Antidilutive potential common shares excluded from above	93	27

Earnings per Common Share:
Basic	$0.53	$0.32
Diluted	$0.53	$0.32

For the three months ended April 1, 2022, 36 thousand EPS-PSUs and 37 thousand OCF-PSUs granted to certain members of the executive management team, 55 thousand ATI-PSUs, and 213 thousand shares of restricted stock issued to the former Laser

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

Quantum non-controlling interest shareholders are considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of April 1, 2022.

For the three months ended April 2, 2021, 46 thousand EPS-PSUs and 37 thousand OCF-PSUs granted to certain members of the executive management team, and 213 thousand shares of restricted stock issued to the former Laser Quantum non-controlling interest shareholders were considered contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of April 2, 2021.

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

Contingent Considerations

On August 30, 2021, the Company acquired ATI. Under the purchase and sale agreement for the ATI acquisition, the former shareholders of ATI are eligible to receive contingent consideration based on ATI’s fiscal year 2021 Adjusted EBITDA, as defined in the purchase and sale agreement. The contingent consideration will be payable in 2022. The preliminary fair value of the contingent consideration was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Once the fair value of the contingent consideration is finalized, subsequent changes in the estimated fair value are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. The fair value of the contingent consideration was $44.0 million as of December 31, 2021. There were no changes in the fair value of the contingent consideration during the three months ended April 1, 2022.

On July 31, 2019, the Company acquired ARGES GmbH (“ARGES”). Under the purchase and sale agreement for the ARGES acquisition, the former owner of ARGES is eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from August 2019 through December 2026. The undiscounted range of possible contingent consideration is zero to €10.0 million ($11.1 million). If the revenue targets are achieved, the contingent consideration would be payable annually with the first payment due in the first quarter of 2021. The estimated fair value of the contingent consideration of €7.1 million ($7.9 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. During 2020, the fair value of the contingent consideration was adjusted to €4.1 million ($5.1 million). During 2021, the fair value of the contingent consideration was adjusted to €3.3 million ($3.8 million). The Company made the first installment payment of €0.4 million ($0.4

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

million) in March 2021 and the second installment payment of €0.3 million ($0.4 million) in March 2022. These installment payments are reported as cash outflows from financing activities in the consolidated statement of cash flows for the respective periods. Based on the revenue performance and revenue projections as of April 1, 2022, the fair value of the remaining contingent consideration was adjusted to €1.4 million ($1.5 million). There were no other changes in the fair value of the contingent consideration during the three months ended April 1, 2022.

On April 16, 2019, the Company acquired Ingenia CAT, S.L. (“Ingenia”). Under the purchase and sale agreement for the Ingenia acquisition, the shareholders of Ingenia are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from April 2019 through March 2022. The undiscounted range of possible contingent consideration is zero to €8.0 million ($9.0 million). If the revenue targets are achieved, the contingent consideration would be payable in cash in three annual installments from 2020 to 2022. The estimated fair value of the contingent consideration of €5.8 million ($6.6 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. During 2020, the fair value of the contingent consideration was adjusted to €2.3 million ($2.9 million). During 2021, the fair value of the contingent consideration was adjusted to €1.5 million ($1.7 million).The Company made the first installment payment of €1.0 million ($1.1 million) in May 2020 and the second installment payment of €1.2 million ($1.4 million) in May 2021. These installment payments are reported as cash outflows from financing activities in the consolidated statement of cash flows for the respective periods. Based on the revenue performance as of April 1, 2022, the end of the relevant performance period, the fair value of the remaining contingent consideration was adjusted to €1.1 million ($1.2 million). There were no other changes in the fair value of the contingent consideration during the three month ended April 1, 2022.

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the former owners are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from 2018 to 2021 from products utilizing the acquired technologies. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If the revenue targets are achieved, the contingent consideration would be payable in cash in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. Subsequent changes in the estimated fair value of this contingent liability are recorded as adjustments to the carrying value of the assets acquired and amortized over the remaining useful life of the underlying assets. Based on revenue achievements against the target, the Company had recognized an aggregate fair value of €5.5 million ($6.3 million) of the acquired intangible assets as of April 1, 2022. The Company made the first installment payment of €2.4 million ($2.6 million) in February 2020, the second installment payment of €1.8 million ($2.2 million) in February 2021, and the final installment payment of €1.3 million ($1.5 million) in March 2022. The installment payments have been reported as cash outflows from investing activities in the consolidated statements of cash flows.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of April 1, 2022 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$4,325	$4,325	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	118	—	118	—
	$4,443	$4,325	$118	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$45,471	$—	$—	$45,471
Foreign currency forward contracts	41	—	41	—
Other liabilities:
Contingent considerations - Long-term	1,259	—	—	1,259
	$46,771	$—	$41	$46,730

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,711	$1,711	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	137	—	137	—
	$1,848	$1,711	$137	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$47,522	$—	$—	$47,522
Foreign currency forward contracts	160	—	160	—
Other liabilities:
Contingent considerations - Long-term	3,402	—	—	3,402
	$51,084	$—	$160	$50,924

Changes in the fair value of Level 3 contingent considerations during the three months ended April 1, 2022 were as follows (in thousands):

Contingent Considerations
Balance at December 31, 2021	$50,924
Payments	(1,845)
Fair value adjustments	(2,214)
Effect of foreign exchange rates	(135)
Balance at April 1, 2022	$46,730

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	April 1, 2022 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (ATI)	$44,000	Monte Carlo method	Adjusted EBITDA for fiscal year 2021	N/A
			EBITDA risk premium	7.2%
			EBITDA volatility	27.0%
			Credit spread	2.1%

Contingent consideration (ARGES)	$1,519	Monte Carlo method	Historical and projected revenues from August 2019 through December 2026	N/A
			Revenue volatility	14.0%
			Cost of debt	3.9%
			Discount rate	2.6%

Contingent consideration (Ingenia)	$1,211	Monte Carlo method	Historical revenues from April 2019 through March 2022	N/A

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

As of April 1, 2022, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $40.6 million and a net gain of $0.1 million, respectively. As of December 31, 2021, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $50.0 million and a net loss of less than $0.1 million, respectively.

The Company recognized an aggregate net loss of $0.1 million and an aggregate net gain of $0.7 million for the three months ended April 1, 2022 and April 2, 2021, respectively. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

The following table summarizes changes in goodwill during the three months ended April 1, 2022 (in thousands):

Balance at beginning of the period	$479,500
Effect of foreign exchange rate changes	(3,705)
Balance at end of the period	$475,795

Goodwill by reportable segment as of April 1, 2022 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$212,591	$159,438	$254,995	$627,024
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$110,130	$127,716	$237,949	$475,795

Goodwill by reportable segment as of December 31, 2021 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$214,564	$160,675	$255,490	$630,729
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$112,103	$128,953	$238,444	$479,500

Intangible Assets

Intangible assets as of April 1, 2022 and December 31, 2021, respectively, are summarized as follows (in thousands):

	April 1, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$188,005	$(124,548)	$63,457	$189,609	$(122,130)	$67,479
Customer relationships	226,555	(108,581)	117,974	228,656	(104,386)	124,270
Customer backlog	6,863	(4,004)	2,859	6,862	(2,254)	4,608
Trademarks and trade names	23,770	(12,632)	11,138	23,976	(12,371)	11,605
Amortizable intangible assets	445,193	(249,765)	195,428	449,103	(241,141)	207,962
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$458,220	$(249,765)	$208,455	$462,130	$(241,141)	$220,989

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

	Three Months Ended
	April 1,	April 2,
	2022	2021
Amortization expense – cost of revenue	$3,423	$2,977
Amortization expense – operating expenses	7,342	3,575
Total amortization expense	$10,765	$6,552

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

Estimated amortization expense for each of the five succeeding years and thereafter as of April 1, 2022 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2022 (remainder of year)	$10,202	$19,531	$29,733
2023	12,326	20,731	33,057
2024	10,007	17,400	27,407
2025	8,464	14,719	23,183
2026	7,063	12,528	19,591
Thereafter	15,395	47,062	62,457
Total	$63,457	$131,971	$195,428

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	April 1,	December 31,
	2022	2021
Raw materials	$91,490	$84,038
Work-in-process	23,965	20,600
Finished goods	22,378	19,486
Demo and consigned inventory	1,333	1,533
Total inventories	$139,166	$125,657

Accrued Expenses and Other Current Liabilities

	April 1,	December 31,
	2022	2021
Accrued compensation and benefits	$18,990	$24,725
Accrued warranty	4,600	4,783
Contract liabilities, current portion	7,254	6,995
Finance lease obligations	607	599
Accrued contingent considerations and earn-outs	45,471	47,522
Other	13,873	13,855
Total	$90,795	$98,479

Accrued Warranty

	Three Months Ended
	April 1,	April 2,
	2022	2021
Balance at beginning of the period	$4,783	$4,919
Provision charged to cost of revenue	609	324
Use of provision	(762)	(690)
Foreign currency exchange rate changes	(30)	(39)
Balance at end of the period	$4,600	$4,514

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

Other Long-Term Liabilities

	April 1,	December 31,
	2022	2021
Finance lease obligations	$5,153	$5,309
Accrued contingent considerations and earn-outs	1,259	3,402
Other	891	927
Total	$7,303	$9,638

9. Debt

Debt consisted of the following (in thousands):

	April 1,	December 31,
	2022	2021
Senior Credit Facilities – term loan	$5,011	$5,126
Less: unamortized debt issuance costs	(36)	(29)
Total current portion of long-term debt	$4,975	$5,097

Senior Credit Facilities – term loan	$83,681	$86,879
Senior Credit Facilities – revolving credit facility	334,518	346,579
Less: unamortized debt issuance costs	(5,678)	(4,097)
Total long-term debt	$412,521	$429,361

Total Senior Credit Facilities	$417,496	$434,458

Senior Credit Facilities

On December 31, 2019, the Company entered into an amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”) with existing lenders for an aggregate credit facility of $450.0 million, consisting of a $100.0 million U.S. dollar equivalent euro-denominated (approximately €90.2 million) 5-year term loan facility and a $350.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December 2024 and includes an uncommitted accordion option pursuant to which the commitments under the revolving credit facility may be increased by an additional $200.0 million in aggregate, subject to certain customary conditions.

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million beginning in March 2020, with the remaining balance due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at any time through March 2027. The Company made principal payments of €1.1 million ($1.2 million) towards its term loan and $10.4 million towards its revolving credit facility during the three months ended April 1, 2022.

On March 27, 2020, the Company entered into an amendment (the “First Amendment”) to the Third Amended and Restated Credit Agreement and exercised a portion of the uncommitted accordion option. The First Amendment increased the revolving credit facility commitment under the Third Amended and Restated Credit Agreement by $145.0 million, from $350.0 million to $495.0 million, and reset the uncommitted accordion option to $200.0 million for potential future expansion.

On October 5, 2021, the Company entered into an amendment (the “Fourth Amendment”) to the Third Amended and Restated Credit Agreement to exercise the accordion option. The Fourth Amendment increased the revolving credit facility commitment under the Third Amended and Restated Credit Agreement by $200.0 million, from $495.0 million to $695.0 million, and reset the uncommitted accordion option to $200.0 million for potential future expansion.

On March 10, 2022, the Company entered into an amendment (the “Fifth Amendment”) to the Third Amended and Restated Credit Agreement to extend the maturity date from December 31, 2024 to March 10, 2027, update the pricing grid, replace LIBOR with SOFR as the reference rate for US dollar borrowings, and increase the uncommitted accordion option from $200 million to $350 million. In connection with the Fifth Amendment, the Company capitalized $2.5 million deferred financing costs and recorded a $0.6 million loss from the write-off of a portion of the unamortized deferred financing costs.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

The Company is required to satisfy certain financial and non-financial covenants under the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of April 1, 2022.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

Fair Value of Debt

As of April 1, 2022 and December 31, 2021, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

10. Leases

Most leases held by the Company expire between 2022 and 2036. In the U.K., where longer lease terms are more common, the Company has a land lease that extends through 2078. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years, and options to terminate the leases within one year. The exercise of lease renewal or termination options is at the Company’s sole discretion; therefore, the majority of renewal options to extend the lease terms are not included in the Company’s right-of-use assets and operating lease liabilities as they are not reasonably certain of being exercised. The Company regularly evaluates the renewal options and includes the renewal periods in the lease term when they are reasonably certain of being exercised. The depreciable lives of the right-of-use assets and leasehold improvements are limited to the expected lease terms.

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended
	April 1,	April 2,
	2022	2021
Operating lease cost	$2,744	$1,831
Finance lease cost
Amortization of right-of-use assets	150	150
Interest on lease liabilities	79	87
Variable lease cost	265	235
Total lease cost	$3,238	$2,303

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	April 1,	December 31,
	2022	2021
Operating leases
Operating lease right-of-use assets	$46,710	$48,338

Current portion of operating lease liabilities	$7,468	$7,334
Operating lease liabilities	43,889	45,700
Total operating lease liabilities	$51,357	$53,034

Finance leases
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(5,219)	(5,068)
Finance lease assets included in property, plant and equipment, net	$4,363	$4,514

Accrued expenses and other current liabilities	$607	$599
Other liabilities	5,153	5,309
Total finance lease liabilities	$5,760	$5,908

Weighted-average remaining lease term (in years):
Operating leases	8.8	9.0
Finance leases	7.3	7.5
Weighted-average discount rate:
Operating leases	4.72%	4.72%
Finance leases	5.54%	5.54%

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Three Months Ended
	April 1,	April 2,
	2022	2021
Cash paid for amounts included in lease liabilities:
Operating cash flows from finance leases	$79	$87
Operating cash flows from operating leases	$1,985	$1,348
Financing cash flows from finance leases	$148	$8,883
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$787	$155

During the three months ended April 2, 2021, the Company paid $8.7 million upon the exercise of an option to purchase a building under a finance lease agreement in Germany. The cash payment is presented as a cash outflow from financing activities in the consolidated statement of cash flows.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

Future minimum lease payments under operating and finance leases expiring subsequent to April 1, 2022, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2022 (remainder of year)	$6,896	$680
2023	8,713	930
2024	7,712	954
2025	7,630	954
2026	6,546	979
Thereafter	27,242	2,508
Total minimum lease payments	64,739	7,005
Less: Interest	(13,382)	(1,245)
Present value of lease liabilities	$51,357	$5,760

11. Preferred and Common Shares and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of April 1, 2022, no preferred shares had been issued and outstanding.

Common Share Repurchases

In October 2018, the Company’s Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”), authorizing the repurchase of $25.0 million worth of the Company’s common shares. In February 2020, the Company’s Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”), authorizing the repurchase of an additional $50.0 million worth of the Company’s common shares. As of April 1, 2022, the Company had $59.5 million available for future share repurchases under these share repurchase plans.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended
	April 1,	April 2,
	2022	2021
Selling, general and administrative	$5,201	$4,929
Research and development and engineering	700	727
Cost of revenue	873	988
Total share-based compensation expense	$6,774	$6,644

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors of $1.0 million and $1.1 million during the three months ended April 1, 2022 and April 2, 2021, respectively.

Restricted Stock Units and Deferred Stock Units

The Company’s restricted stock units (“RSUs”) have generally been issued with vesting periods ranging from zero to five years and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and historical forfeiture experience.

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors. Compensation expense associated with the DSUs is recognized in full on the date of grant, as the DSUs are fully vested and non-forfeitable upon grant. There were 90 thousand and 91 thousand DSUs outstanding as of April 1, 2022 and December 31, 2021, respectively. Outstanding DSUs are included in the calculation of weighted average basic shares outstanding for the respective periods.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended April 1, 2022:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	292	$115.42
Granted	81	$139.46
Vested	(95)	$108.01
Forfeited	(1)	$127.39
Unvested at April 1, 2022	277	$124.92
Expected to vest as of April 1, 2022	254

The total fair value of RSUs and DSUs that vested during the three months ended April 1, 2022 was $12.9 million based on the market price of the underlying shares on the date of vesting.

Performance Stock Units

The Company typically grants two types of performance-based stock awards, EPS-PSUs and TSR-PSUs, to certain members of the executive management team on an annual basis. Both types of performance-based restricted stock units generally cliff vest on the first day following the end of the three-year performance period.

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

In January 2022, the Company granted ATI-PSUs to ATI employees. The number of common shares to be issued upon settlement following vesting is determined based on a performance matrix for a four-year performance period against certain performance targets and will be in the range of zero to 100% of the target number of shares. The Company recognizes compensation expense ratably over the performance period based on the number of shares that are deemed probable of vesting at the end of the four-year performance cycle. This probability assessment is performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the consolidated statements of operations in the period in which such determination is made.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended April 1, 2022:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	162	$122.26
Granted	102	$158.59
Vested	(41)	$108.58
Forfeited	(1)	$173.77
Unvested at April 1, 2022	222	$144.25
Expected to vest as of April 1, 2022	213

The unvested PSUs are shown at target in the table above. As of April 1, 2022, the maximum number of common shares to be earned under these PSU grants was approximately 350 thousand shares.

The total fair value of PSUs that vested during the three months ended April 1, 2022 was $7.2 million based on the market price of the underlying common shares on the date of vesting.

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte Carlo valuation method with the following assumptions:

Three Months Ended April 1, 2022
Grant-date stock price	$135.86
Expected volatility	40.70%
Risk-free interest rate	1.69%
Expected annual dividend yield	—
Fair value	$141.52

Stock Options

In February 2022, the Company granted 40 thousand stock options to certain members of the executive management team to purchase common shares of the Company at a strike price equal to the closing market price of the Company’s common shares on the date of grant. The stock options vest ratably over a three-year period from the date of grant and expire on the seventh anniversary of the date of grant. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Company recognizes compensation expense related to the stock options on a straight-line basis over the vesting period in the consolidated statement of operations.

The table below summarizes activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended April 1, 2022:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2021	60	$14.13
Granted	40	$135.86
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of April 1, 2022	100	$62.77
Exercisable as of April 1, 2022	60
Expected to vest as of April 1, 2022	40

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

The aggregate Black-Scholes fair value of $1.9 million for the stock options granted during the three months ended April 1, 2022 was estimated using the following assumptions as of the grant date:

Three Months Ended April 1, 2022
Expected option term in year (1)	4.5
Expected volatility (2)	39.3%
Risk-free interest rate (3)	1.83%
Expected annual dividend yield (4)	—
(1)	The expected option term was calculated using the simplified method provided by Codification of Staff Accounting Bulletins Topic 14: “Share-Based Payment”.
(2)	The expected volatility was determined based on the historical volatility of the Company’s common shares over the expected option term.
(3)	Risk-free interest rate was based upon treasury instrument whose term was half year longer than the expected option term.
(4)	The expected annual dividend yield is zero, as the Company does not have plans to issue dividends.

12. Income Taxes

The Company determines its estimated annual effective tax rate at the end of each interim period based on full-year forecasted pre-tax income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period with the cumulative effect of any changes in the estimated annual effective tax rate being recorded in the period in which the changes are determined. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 29.0% in the determination of the estimated annual effective tax rate.

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

The Company’s effective tax rate of 9.1% for the three months ended April 1, 2022 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by disallowed compensation and uncertain tax position accruals. For the three months ended April 1, 2022, the windfall tax benefits upon vesting of certain share-based compensation awards had a benefit of 3% on the Company’s effective tax rate.

The Company’s effective tax rate of (20.8%) for the three months ended April 2, 2021 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, and windfall tax benefits upon vesting of certain share-based compensation awards during the period. For the three months ended April 2, 2021, the windfall tax benefits upon vesting of certain share-based compensation awards had a benefit of 35.9% on the Company’s effective tax rate.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

13. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	April 1,	April 2,
	2022	2021
2020 restructuring	$622	$1,338
2019 restructuring	—	$208
Total restructuring charges	622	1,546
Acquisition and related charges	(2,252)	2,185
Total restructuring, acquisition, and related costs	$(1,630)	$3,731

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program is focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program is focused on cost reduction actions that improve gross margins for the overall company. During the three months ended April 1, 2022, the Company recorded $0.6 million in severance and other costs in connection with the 2020 restructuring program. As of April 1, 2022, the Company had incurred cumulative costs related to this restructuring plan totaling $8.7 million. The Company anticipates substantially completing the 2020 restructuring program in the fourth quarter of 2022 and expects to incur additional restructuring charges of $3.5 million to $4.5 million related to the 2020 restructuring program.

The following table summarizes restructuring costs associated with the 2020 restructuring program by reportable segment (in thousands):

	Three Months Ended
	April 1,	April 2,
	2022	2021
Photonics	$693	$295
Vision	41	422
Precision Motion	(112)	621
Unallocated Corporate and Shared Services	—	—
Total	$622	$1,338

2019 Restructuring

During the fourth quarter of 2018, the Company implemented a restructuring plan intended to realign operations, reduce costs, achieve operational efficiencies and focus resources on growth initiatives (the “2019 restructuring plan”). The Company did not incur any costs related to the 2019 restructuring plan during the three months ended April 1, 2022. As of December 31, 2021, the Company incurred cumulative costs related to this restructuring plan totaling $9.0 million. The 2019 restructuring program was completed in 2021.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility	Other
Balance at December 31, 2021	$2,686	$2,107	$550	$29
Restructuring charges	622	138	470	14
Cash payments	(1,129)	(672)	(449)	(8)
Non-cash charges and other adjustments	(97)	—	(96)	(1)
Balance at April 1, 2022	$2,082	$1,573	$475	$34

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled less than $0.1 million and $0.2 million for the three months ended April 1, 2022 and April 2, 2021 respectively. The Company incurred zero and $0.9 million for the three months ended April 1, 2022 and April 2, 2021, respectively, in legal costs related to a dispute involving a company that was acquired in 2019. During the three months ended April 1, 2022, the Company recognized $2.3 million reductions in the fair values of certain prior-year acquisition contingent considerations. During the three months ended April 2, 2021, the Company recognized $1.0 million of earn-out expense related to a prior-year acquisition. The majority of acquisition and related costs for the three months ended April 1, 2022 were included in the Company’s Precision Motion and Photonics reportable segments. The majority of acquisition and related costs for the three months ended April 2, 2021 were included in the Company’s Precision Motion and Vision reportable segments.

14. Commitments and Contingencies

Purchase Commitments

There have been no material changes to the Company’s purchase commitments since December 31, 2021.

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

Guarantees and Indemnifications

In the normal course of its operations, the Company executes agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which they are involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. Certain of the Company’s officers and directors are also a party to indemnification agreements with the Company. These indemnification agreements provide,

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

among other things, that the director or officer shall be indemnified to the fullest extent permitted by applicable law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such director or officer in connection with any proceeding by reason of their relationship with the Company. In addition, the indemnification agreements provide for the advancement of expenses incurred by such director or officer in connection with any proceeding covered by the indemnification agreement, subject to the conditions set forth therein and to the extent such advancement is not prohibited by law. The indemnification agreements also set out the procedures for determining entitlement to indemnification, the requirements relating to notice and defense of claims for which indemnification is sought, the procedures for enforcement of indemnification rights, the limitations on and exclusions from indemnification, and the minimum levels of directors and officers liability insurance to be maintained by the Company.

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

Precision Motion

The Precision Motion segment designs, manufactures and markets optical and inductive encoders, precision motor, servo drives and motion control solutions, integrated stepper motors, intelligent robotic end-of-arm technology solutions, air bearings, and air bearing spindles to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended
	April 1,	April 2,
Revenue	2022	2021
Photonics	$62,782	$58,493
Vision	62,050	67,636
Precision Motion	79,384	36,455
Total	$204,216	$162,584
	Three Months Ended
	April 1,	April 2,
Gross Profit	2022	2021
Photonics	$28,387	$28,109
Vision	25,230	26,926
Precision Motion	38,150	16,077
Unallocated Corporate and Shared Services	(1,491)	(2,372)
Total	$90,276	$68,740

	Three Months Ended
	April 1,	April 2,
Gross Profit Margin	2022	2021
Photonics	45.2%	48.1%
Vision	40.7%	39.8%
Precision Motion	48.1%	44.1%
Total	44.2%	42.3%

	Three Months Ended
	April 1,	April 2,
Operating Income (Loss)	2022	2021
Photonics	$13,435	$12,395
Vision	5,042	3,366
Precision Motion	18,338	7,446
Unallocated Corporate and Shared Services	(12,532)	(12,108)
Total	$24,283	$11,099

	Three Months Ended
	April 1,	April 2,
Depreciation and Amortization Expenses	2022	2021
Photonics	$2,777	$2,898
Vision	4,427	5,275
Precision Motion	6,737	1,607
Unallocated Corporate and Shared Services	103	69
Total	$14,044	$9,849

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF APRIL 1, 2022

(Unaudited)

Revenue by Geography

The Company aggregates geographic revenue based on the customer locations where products are shipped to. Revenue by geography was as follows (in thousands):

	Three Months Ended
	April 1,	April 2,
	2022	2021
United States	$82,715	$59,230
Germany	31,778	22,363
Rest of Europe	33,373	35,575
China	26,799	22,551
Rest of Asia-Pacific	22,840	20,747
Other	6,711	2,118
Total	$204,216	$162,584

The majority of revenue from Photonics, Vision and Precision Motion segments is generated from sales to customers within the United States and Europe. Each segment also generates revenue across the other geographies, with no significant concentration of any segment’s remaining revenue.

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended
	April 1,	April 2,
	2022	2021
Medical	47%	55%
Advanced Industrial	53%	45%
Total	100%	100%

The majority of revenue from the Photonics and Precision Motion segments is generated from sales to customers in the advanced industrial market. The majority of revenue from the Vision segment is generated from sales to customers in the medical market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to the anticipated impacts of the COVID-19 pandemic on our business, our financial results and our financial condition; our belief that the Purchasing Managers Index (“PMI”) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; anticipated revenue performance; industry trends; market conditions; our competitive positions; changes in economic and political conditions, including supply chain constraints; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions; integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits, costs and timelines of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory environmental requirements and our compliance thereto; and other statements that are not historical facts. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses, capital expenditures and level of business activities; risks associated with the COVID-19 pandemic and other events outside of our control; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate, introduce new products timely, and successfully commercialize our innovations; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our and our third-party providers’ information technology systems; our failure to comply with data privacy regulations; changes in interest rates, credit ratings or foreign currency exchange rates; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; risks associated with increased outsourcing of components manufacturing; our exposure to increased tariffs, trade restrictions or taxes on our products; negative effects on global economic conditions, financial markets and our business as a result of the United Kingdom’s withdrawal from the European Union; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components or other goods from our suppliers; our failure to accurately forecast component and raw material requirements leading to excess inventories or delays in the delivery of our products; production difficulties and product delivery delays or disruptions; our exposure to medical device regulations, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products; potential penalties for violating foreign, U.S. federal, and state healthcare laws and regulations; impact of healthcare industry cost containment and healthcare reform measures; changes in governmental regulations affecting our business or products; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; increasing scrutiny and changing expectations from investors, customers, and governments with respect to Environmental, Social and Governance policies and practices; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; our reliance on original equipment manufacturer customers; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; changes in tax laws and fluctuations in our effective tax rates; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; our existing indebtedness limiting our ability to engage in certain activities; volatility in the market price for our common shares; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the heading “Risk Factors” as updated in our other filings with the Securities and Exchange Commission. In this Quarterly Report on Form 10-Q, the words “expects,” “intends,” “anticipates,” “estimates,” “believes,” “future,” “plans,” “aims,” “would,” “could,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such forward-looking statements to reflect any changes in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required under applicable law.

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

Medical Market

For the three months ended April 1, 2022, the medical market accounted for approximately 47% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the three months ended April 1, 2022, the advanced industrial market accounted for approximately 53% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, financial conditions of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Amendment to Third Amended and Restated Credit Agreement

On March 10, 2022, we entered into an amendment (the “Fifth Amendment”) to the third amended and restated credit agreement, dated as of December 31, 2019 (as amended, the “Credit Agreement”). The Fifth Amendment amends the Credit Agreement to extend the maturity date thereof from December 31, 2024 to March 10, 2027, update the pricing grid, replace LIBOR with SOFR as the reference rate for US dollar borrowings, and increase the uncommitted accordion option from $200 million to $350 million.

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

Infection rates and the corresponding public health restrictions vary across the countries in which we operate. Many governmental authorities have continued to implement numerous evolving measures to try to contain the virus, such as travel bans and restrictions, masking recommendations and mandates, vaccine recommendations and mandates, limitations on gatherings, mandatory quarantines, shelter-in-place orders, and business shutdowns. While COVID-19 restrictions have been relaxed in the U.S. and Europe, in response to outbreaks of infection in various locations within China, governmental authorities have implemented lockdown orders in some areas, significantly slowing economic and business activities. Our manufacturing and distribution operations in Suzhou, China have been impacted to a limited degree by these recent lockdowns. The extent to which government lockdowns in China or any other country will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be reasonably estimated at this time.

Through April 1, 2022, we have experienced disruptions to our supply chain as a result of the COVID-19 pandemic and global electronics and other raw material shortages. While we regularly monitor the manufacturing output of companies in our supply chain, disruptions to our suppliers and/or sub-suppliers caused by these events could further challenge our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations and customer relationships.

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

Russia Ukraine Conflict

In February 2022, Russian forces invaded Ukraine. In response, the United States, European Union, and several other countries imposed economic and trade sanctions, and other restrictions (collectively, “global sanctions”) targeting Russia and Belarus. Russia then imposed retaliatory economic measures against the United States, European Union, and several other countries.

Our sales to Russia are not material. We continue to assess the conflict and related global sanctions and take steps to attempt to mitigate the potential negative impact on our business. Any longer-term impact to our business is currently unknown due to the uncertainty around the duration of the conflict, any further global sanctions and their broader impact on the global economy and inflation.

Results of Operations for the Three Months Ended April 1, 2022 Compared with the Three Months Ended April 2, 2021

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended
	April 1,	April 2,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue	55.8	57.7
Gross profit	44.2	42.3
Operating expenses:
Research and development and engineering	10.2	11.5
Selling, general and administrative	19.3	19.5
Amortization of purchased intangible assets	3.6	2.2
Restructuring, acquisition, and related costs	(0.8)	2.3
Total operating expenses	32.3	35.5
Operating income	11.9	6.8
Interest income (expense), net	(1.5)	(0.9)
Foreign exchange transaction gains (losses), net	0.0	(0.2)
Other income (expense), net	(0.3)	(0.0)
Income before income taxes	10.1	5.7
Income tax provision (benefit)	0.9	(1.2)
Consolidated net income	9.2%	6.9%

Overview of Financial Results

Total revenue of $204.2 million for the three months ended April 1, 2022 increased $41.6 million, or 25.6%, from the prior year period primarily due to increased demand in the advanced industrial market related to microelectronics applications and as a result of increases in industrial manufacturing spending compared to the prior year period, as well as revenue from prior year acquisitions. The effect of our prior year acquisitions resulted in an increase in revenue of $32.8 million, or 20.2%. In addition, foreign currency exchange rates negatively impacted our revenue by $3.3 million, or 2.0%, for the three months ended April 1, 2022.

Operating income of $24.3 million for the three months ended April 1, 2022 increased $13.2 million, or 118.8%, from the prior year period. This increase was attributable to an increase in gross profit of $21.5 million primarily attributable to higher revenue, an increase in gross profit margin, and a decrease in restructuring, acquisition, and related charges of $5.4 million, partially offset by an increase in research and development and engineering (“R&D”) expenses of $2.2 million, an increase in selling, general and administrative (“SG&A”) expenses of $7.7 million and an increase in amortization expense of $3.8 million.

Basic earnings per common share (“Basic EPS”) of $0.53 for the three months ended April 1, 2022 increased $0.21 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.53 for the three months ended April 1, 2022 increased $0.21 from the prior year period. The increases were primarily attributable to an increase in operating income, partially offset by increases in interest expense and income tax provision.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	April 1,	April 2,	Increase	Percentage
	2022	2021	(Decrease)	Change
Photonics	$62,782	$58,493	$4,289	7.3%
Vision	62,050	67,636	(5,586)	(8.3)%
Precision Motion	79,384	36,455	42,929	117.8%
Total	$204,216	$162,584	$41,632	25.6%

Photonics

Photonics segment revenue for the three months ended April 1, 2022 increased by $4.3 million, or 7.3%, versus the prior year period, primarily due to increased demand in advanced industrial and medical markets.

Vision

Vision segment revenue for the three months ended April 1, 2022 decreased by $5.6 million, or 8.3%, versus the prior year period, primarily due to raw materials shortage and demand dynamics resulting from continued deferrals of elective surgical procedures as a result of the COVID-19 pandemic.

Precision Motion

Precision Motion segment revenue for the three months ended April 1, 2022 increased by $42.9 million, or 117.8%, versus the prior year period, primarily due to $32.8 million of revenue contributions from 2021 acquisitions and increased demand in advanced industrial and medical markets.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	April 1,	April 2,
	2022	2021
Gross profit:
Photonics	$28,387	$28,109
Vision	25,230	26,926
Precision Motion	38,150	16,077
Unallocated Corporate and Shared Services	(1,491)	(2,372)
Total	$90,276	$68,740
Gross profit margin:
Photonics	45.2%	48.1%
Vision	40.7%	39.8%
Precision Motion	48.1%	44.1%

Total	44.2%	42.3%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, trade tariffs, freight costs, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended April 1, 2022 increased $0.3 million, or 1.0%, versus the prior year period, due to an increase in revenue. Photonics segment gross profit margin was 45.2% for the three months ended April 1, 2022 versus a gross profit margin of 48.1% for the prior year period. The decrease in gross profit margin was primarily attributable to supply chain disruptions and overall raw material cost inflation.

Vision

Vision segment gross profit for the three months ended April 1, 2022 decreased $1.7 million, or 6.3%, versus the prior year period, primarily due to a decrease in revenue. Vision segment gross profit margin was 40.7% for the three months ended April 1, 2022, versus a gross profit margin of 39.8% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory efficiency.

Precision Motion

Precision Motion segment gross profit for the three months ended April 1, 2022 increased $22.1 million, or 137.3%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Precision Motion segment gross profit margin was 48.1% for the three months ended April 1, 2022, versus a gross profit margin of 44.1% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory efficiency and utilization.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments. These costs for the three months ended April 1, 2022 decreased by $0.9 million versus the prior year period primarily due to reduced COVID-19 testing costs for employees of $1.3 million.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended
	April 1,	April 2,
	2022	2021
Research and development and engineering	$20,929	$18,682
Selling, general and administrative	39,352	31,653
Amortization of purchased intangible assets	7,342	3,575
Restructuring, acquisition, and related costs	(1,630)	3,731
Total	$65,993	$57,641

Research and Development and Engineering Expenses

R&D expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $20.9 million, or 10.2% of revenue, during the three months ended April 1, 2022, versus $18.7 million, or 11.5% of revenue, during the prior year period. R&D expenses increased in terms of total dollars primarily due to expenses related to 2021 acquisitions. R&D expenses decreased as a percentage of revenue due to leverage from higher sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $39.4 million, or 19.3% of revenue, during the three months ended April 1, 2022, versus $31.7 million, or 19.5% of revenue, during the prior year period. SG&A expenses increased in terms of total dollars primarily due to SG&A expenses related to 2021 acquisitions and increases in variable compensation and discretionary spending.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding amortization of developed technologies that is included in cost of revenue, was $7.3 million, or 3.6% of revenue, during the three months ended April 1, 2022, versus $3.6 million, or 2.2% of revenue, during the prior year period. The increase, in terms of total dollars and as a percentage of revenue, was the result of more acquired intangible assets from 2021 acquisitions.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $(1.6) million during the three months ended April 1, 2022, versus $3.7 million during the prior year period. The acquisition and related costs decreased primarily due to a $3.2 million reduction in earnout expenses related to prior year acquisitions and a $0.9 million reduction in legal fees. The restructuring costs decreased $0.9 million related to decreased spending for the 2020 restructuring plan.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended
	April 1,	April 2,
	2022	2021
Operating Income (Loss)
Photonics	$13,435	$12,395
Vision	5,042	3,366
Precision Motion	18,338	7,446
Unallocated Corporate and Shared Services	(12,532)	(12,108)
Total	$24,283	$11,099

Photonics

Photonics segment operating income was $13.4 million, or 21.4% of revenue, during the three months ended April 1, 2022, versus $12.4 million, or 21.2% of revenue, during the prior year period. The increase in operating income was primarily due to a decrease in restructuring, acquisition and related cost of $1.4 million, partially offset by an increase in SG&A expense of $0.6 million.

Vision

Vision segment operating income was $5.0 million, or 8.1% of revenue, during the three months ended April 1, 2022, versus $3.4 million, or 5.0% of revenue, during the prior year period. The increase in operating income was primarily due to a decrease in restructuring, acquisition, and related charges of $1.6 million and a decrease in R&D spending of $1.2 million, partially offset by a decrease in gross profit of $1.7 million.

Precision Motion

Precision Motion segment operating income was $18.4 million, or 23.1% of revenue, during the three months ended April 1, 2022, versus $7.4 million, or 20.4% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $22.1 million and a decrease of restructuring, acquisition, and related charges of $2.1 million, partially offset by increases in R&D spending of $3.6 million, SG&A expenses of $5.7 million and amortization expense of $4.0 million primarily as a result of prior year acquisitions.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended April 1, 2022 increased by $0.4 million versus the prior year period primarily due to an increase in SG&A spending of $1.6 million, partially offset by a decrease in costs related to COVID-19 testing for employees of $1.3 million included in cost of revenue.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended
	April 1,	April 2,
	2022	2021
Interest income (expense), net	$(3,109)	$(1,408)
Foreign exchange transaction gains (losses), net	$69	$(257)
Other income (expense), net	$(545)	$(70)

Interest Income (Expense), Net

Net interest expense was $3.1 million for the three months ended April 1, 2022, versus $1.4 million in the prior year period. The increase in net interest expense was primarily due to an increase in average debt levels and an increase in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 2.49% during the three months ended April 1, 2022, versus 2.02% during the prior year period.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were $0.1 million of net gain for the three months ended April 1, 2022, versus $(0.3) million of net losses in the prior year period.

Other Income (Expense), Net

Other expense was $0.5 million for the three months ended April 1, 2022, versus $0.1 million in the prior year period.  The increase in other expense was primarily due to $0.6 million of loss from the write-off of a portion of the unamortized deferred financing cost as a result of the Fifth Amendment.

Income Tax Provision (Benefit)

Our effective tax rate for the three months ended April 1, 2022 was 9.1%, versus (20.8)% for the prior year period. Our effective tax rate of 9.1% for the three months ended April 1, 2022 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by disallowed compensation and uncertain tax position accruals. For the three months ended April 1, 2022, the windfall tax benefits upon vesting of certain stock-based compensation awards had a benefit of 3% on our effective tax rate.

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

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, investments in businesses, and repayment of our debt and related interest payments. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We believe our future operating cash flows will be sufficient to meet our future operating and capital expenditure cash needs for the foreseeable future, including at least the next 12 months. The availability of borrowing capacity under our revolving credit facility provides another potential source of liquidity for any future capital expenditures and other liquidity needs. In addition, we have the ability to expand our borrowing capacity by up to $350.0 million by exercising the accordion option under our revolving credit agreement. We may also seek to raise additional capital, which could be in the form of bonds, convertible debt or preferred or common equity, to fund business development activities or other future investing cash requirements, subject to approval by the lenders in the Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). There is no assurance that such capital will be available on reasonable terms or at all.

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside of our control, such as economic consequences of the COVID-19 pandemic, worsening supply chain disruptions and electronics and other material shortages, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Our cash requirements primarily consist of the principal and interest payments associated with our Senior Credit Facilities, operating and finance leases, purchase commitments, pension obligations, contingent considerations and earn-outs. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Through April 1, 2022, we have not entered into any other material new or modified contractual obligations since December 31, 2021.

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

As of April 1, 2022, $64.7 million of our $98.8 million cash and cash equivalents was held by subsidiaries outside of Canada and the United States. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities (as defined below). Approximately $155.2 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the United States. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

We deferred certain U.S. payroll tax payments in 2020 in accordance with relief provisions under the CARES Act. We paid $1.4 million of such deferred payroll tax payments in December 2021. As permitted under the CARES Act, we expect to pay the remaining $1.4 million deferred U.S. Payroll taxes by December 31, 2022.

Senior Credit Facilities

In December 2019, we entered into the Credit Agreement, consisting of a $100.0 million U.S. dollar equivalent euro-denominated 5-year term loan facility (approximately €90.2 million) and a $350.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December 2024 and included an uncommitted accordion option pursuant to which the commitments under the revolving credit facility may be increased by an additional $200.0 million in aggregate, subject to certain customary conditions. The term loan facility requires quarterly scheduled principal repayments of approximately €1.1 million beginning in March 2020 with the remaining principal balance due upon maturity. We may make additional principal payments at any time, which will reduce the next quarterly installment payment due. We may pay down outstanding borrowings under our revolving credit facility with cash on hand and cash generated from future operations at any time.

In March 2020, we entered into an amendment (the “First Amendment”) to the Third Amended and Restated Credit Agreement and exercised a portion of the uncommitted accordion option. The First Amendment increased the revolving credit facility commitment under the Third Amended and Restated Credit Agreement by $145.0 million, from $350.0 million to $495.0 million, and reset the uncommitted accordion option to $200.0 million for potential future expansion.

On October 5, 2021, the Company entered into an amendment (the “Fourth Amendment”) to the Third Amended and Restated Credit Agreement to exercise the accordion option. The Fourth Amendment increased the revolving credit facility commitment under the Third Amended and Restated Credit Agreement by $200.0 million, from $495.0 million to $695.0 million, and reset the uncommitted accordion option to $200.0 million for potential future expansion.

On March 10, 2022, the Company entered into an amendment (the “Fifth Amendment”) to the Credit Agreement to extend the maturity date thereof from December 31, 2024 to March 10, 2027, update the pricing grid, replace LIBOR with SOFR as the reference rate for US dollar borrowings, and increase the uncommitted accordion option from $200 million to $350 million.

As of April 1, 2022, we had $88.7 million term loan and $334.5 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Credit Agreement, plus a margin ranging between 0.00% and 0.75% per annum, determined by reference to our consolidated leverage ratio, or (b) the Eurocurrency Rate, as defined in the Credit Agreement, plus a margin ranging between 0.75% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.30% per annum, determined by reference to our consolidated leverage ratio. As of April 1, 2022, we had outstanding borrowings under the Credit Agreement denominated in Euro and U.S. Dollars of $155.2 million and $268.0 million, respectively.

The Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of April 1, 2022:

	Requirement	Actual
Maximum consolidated leverage ratio (1)	3.50	2.31
Minimum consolidated fixed charge coverage ratio	1.50	10.86
(1)	Maximum consolidated leverage ratio shall be increased to 4.00 for four consecutive quarters following a designated acquisition, as defined in the Fifth Amendment.

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

In October 2018, our Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of common shares. Share repurchases have been made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. Through April 1, 2022, we have repurchased 185 thousand shares for an aggregate purchase price of $15.5 million under the 2018 Repurchase plan. We had $9.5 million available for share repurchases under the 2018 Repurchase Plan as of April 1, 2022.

In February 2020, our Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of common shares. We expect that share repurchases will be made under the 2020 Repurchase Plan after the 2018 Repurchase Plan is completed. No shares have been repurchased under the 2020 Repurchase Plan to date.

Cash Flows for the Three Months Ended April 1, 2022 and April 2, 2021

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Three Months Ended
	April 1,	April 2,
	2022	2021
Net cash provided by operating activities	$11,347	$23,268
Net cash used in investing activities	$(6,821)	$(5,468)
Net cash used in financing activities	$(22,029)	$(28,935)

	April 1,	December 31,
	2022	2021
Cash and cash equivalents	$98,805	$117,393
Unused and available funds under the revolving credit facility	$360,482	$348,421

Operating Cash Flows

Cash provided by operating activities was $11.3 million for the three months ended April 1, 2022, versus $23.3 million for the prior year period. Cash provided by operating activities for the three months ended April 1, 2022 decreased from the prior year period primarily due to a $14.9 million increase in inventories driven by increased customer demand and higher critical raw material purchases, and a bonus payout in 2022 of $8.4 million compared to no bonus payout in 2021 as a result of the elimination of our 2020 annual bonus plan, partially offset by an increase in profit before tax from higher revenue and gross profit margin expansion.

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

Investing Cash Flows

Cash used in investing activities was $6.8 million for the three months ended April 1, 2022, primarily driven by capital expenditures of $6.3 million and a contingent consideration payment of $1.5 million related to our 2016 asset acquisition of video signal processing and management technologies.

Cash used in investing activities was $5.5 million for the three months ended April 2, 2021, primarily driven by capital expenditures of $3.3 million and a contingent consideration payment of $2.2 million related to our 2016 asset acquisition of video signal processing and management technologies.

We expect to use an aggregate of approximately $25 million to $30 million in fiscal 2022 for capital expenditures related to investments in new property, plant and equipment for our existing businesses.

Financing Cash Flows

Cash used in financing activities was $22.0 million for the three months ended April 1, 2022, primarily due to $11.6 million of term loan and revolving credit facility repayments, $7.7 million of payroll tax payments upon vesting of share-based compensation awards, and $2.1 million of debt issuance costs in connection with the Fifth Amendment.

Cash used in financing activities was $28.9 million for the three months ended April 2, 2021, primarily due to $18.3 million of payroll tax payments upon vesting of share-based compensation awards, $8.7 million of payment for the purchase of a building under a finance lease, and $1.3 million of term loan repayments.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates through April 1, 2022 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended April 1, 2022, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of April 1, 2022, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 1, 2022.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended April 1, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes in our risk factors as included in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/2015

3.2	By-Laws of the Registrant, as amended	10-K	001-35083	3.2	03/01/2021

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/2010

3.4	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/2010

3.5	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/2016

3.6	Articles of Amendment of the Registrant					*

10.1†	Fifth Amendment to Third Amended and Restated Credit Agreement, dated March 10, 2022	8-K	001-35083	10.1	03/15/2022

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board, Chief Executive Officer	May 10, 2022
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	May 10, 2022
Robert J. Buckley