Form 10-Q
period 2022-07-01
NOVANTA INC
filed 2022-08-09
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.: 001-35083

NOVANTA INC.

(Exact name of registrant as specified in its charter)

New Brunswick, Canada	98-0110412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Middlesex Turnpike, Bedford, Massachusetts, USA	01730
(Address of principal executive offices)	(Zip Code)

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

As of August 2, 2022, there were 35,642,770 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	July 1,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$100,489	$117,393
Accounts receivable, net of allowance of $671 and $556, respectively	129,808	115,617
Inventories	153,887	125,657
Prepaid income taxes and income taxes receivable	1,081	1,997
Prepaid expenses and other current assets	14,102	13,161
Total current assets	399,367	373,825
Property, plant and equipment, net	87,924	87,439
Operating lease assets	45,575	48,338
Deferred tax assets	7,379	12,206
Other assets	5,688	5,586
Intangible assets, net	193,499	220,989
Goodwill	466,411	479,500
Total assets	$1,205,843	$1,227,883
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,678	$5,097
Accounts payable	77,351	68,514
Income taxes payable	6,825	4,514
Current portion of operating lease liabilities	7,561	7,334
Accrued expenses and other current liabilities	101,985	98,479
Total current liabilities	198,400	183,938
Long-term debt	402,679	429,361
Operating lease liabilities	42,580	45,700
Deferred tax liabilities	17,688	33,738
Income taxes payable	5,320	4,217
Other liabilities	7,007	9,638
Total liabilities	673,674	706,592
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,623 and 35,601, respectively	423,856	423,856
Additional paid-in capital	46,146	53,768
Retained earnings	92,832	56,533
Accumulated other comprehensive loss	(30,665)	(12,866)
Total stockholders' equity	532,169	521,291
Total liabilities and stockholders’ equity	$1,205,843	$1,227,883

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Revenue	$215,356	$167,523	$419,572	$330,107
Cost of revenue	120,111	95,117	234,051	188,961
Gross profit	95,245	72,406	185,521	141,146
Operating expenses:
Research and development and engineering	21,588	16,954	42,517	35,636
Selling, general and administrative	40,538	31,240	79,890	62,893
Amortization of purchased intangible assets	7,173	3,586	14,515	7,161
Restructuring, acquisition, and related costs	2,655	4,634	1,025	8,365
Total operating expenses	71,954	56,414	137,947	114,055
Operating income	23,291	15,992	47,574	27,091
Interest income (expense), net	(2,757)	(1,378)	(5,866)	(2,786)
Foreign exchange transaction gains (losses), net	152	(76)	221	(333)
Other income (expense), net	68	(97)	(477)	(167)
Income before income taxes	20,754	14,441	41,452	23,805
Income tax provision (benefit)	3,275	2,777	5,153	831
Consolidated net income	$17,479	$11,664	$36,299	$22,974

Earnings per common share (Note 4):
Basic	$0.49	$0.33	$1.02	$0.65
Diluted	$0.49	$0.33	$1.01	$0.64

Weighted average common shares outstanding—basic	35,609	35,374	35,573	35,326
Weighted average common shares outstanding—diluted	35,933	35,763	35,857	35,775

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Consolidated net income	$17,479	$11,664	$36,299	$22,974
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(13,927)	136	(18,699)	(353)
Pension liability adjustments, net of tax (2)	587	262	900	383
Total other comprehensive income (loss)	(13,340)	398	(17,799)	30
Total consolidated comprehensive income	$4,139	$12,062	$18,500	$23,004

(1)	The tax effect on this component of comprehensive income (loss) was nominal for all periods presented.
(2)

The tax effect on this component of comprehensive income (loss) was nominal for all periods presented. See Note 3 to the Consolidated Financial Statements for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Retained	Accumulated Other
	# of Shares	Amount	Capital	Earnings (Deficit)	Comprehensive Loss	Total

	Three Months Ended July 1, 2022
Balance at April 1, 2022	35,684	$423,856	$52,809	$75,353	$(17,325)	$534,693
Consolidated net income	—	—	—	17,479	—	17,479
Common shares issued under stock plans	37	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(14)	—	(1,744)	—	—	(1,744)
Repurchases of common shares	(84)	—	(10,000)	—	—	(10,000)
Share-based compensation	—	—	5,081	—	—	5,081
Other comprehensive income (loss), net of tax	—	—	—	—	(13,340)	(13,340)
Balance at July 1, 2022	35,623	$423,856	$46,146	$92,832	$(30,665)	$532,169

	Six Months Ended July 1, 2022
Balance at December 31, 2021	35,601	$423,856	$53,768	$56,533	$(12,866)	$521,291
Consolidated net income	—	—	—	36,299	—	36,299
Common shares issued under stock plans	171	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(65)	—	(9,477)	—	—	(9,477)
Repurchases of common shares	(84)	—	(10,000)	—	—	(10,000)
Share-based compensation	—	—	11,855	—	—	11,855
Other comprehensive income (loss), net of tax	—	—	—	—	(17,799)	(17,799)
Balance at July 1, 2022	35,623	$423,856	$46,146	$92,832	$(30,665)	$532,169

	Three Months Ended July 2, 2021
Balance at April 2, 2021	35,384	$423,856	$47,364	$17,512	$(12,609)	$476,123
Consolidated net income	—	—	—	11,664	—	11,664
Common shares issued under stock plans	106	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(1)	—	(156)	—	—	(156)
Share-based compensation	—	—	5,035	—	—	5,035
Other comprehensive income (loss), net of tax	—	—	—	—	398	398
Balance at July 2, 2021	35,489	$423,856	$52,243	$29,176	$(12,211)	$493,064

	Six Months Ended July 2, 2021
Balance at December 31, 2020	35,163	$423,856	$58,992	$6,202	$(12,241)	$476,809
Consolidated net income	—	—	—	22,974	—	22,974
Common shares issued under stock plans	460	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(134)	—	(18,428)	—	—	(18,428)
Share-based compensation	—	—	11,679	—	—	11,679
Other comprehensive income (loss), net of tax	—	—	—	—	$30	30
Balance at July 2, 2021	35,489	$423,856	$52,243	$29,176	$(12,211)	$493,064

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$36,299	$22,974
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	27,855	19,724
Provision for inventory excess and obsolescence	1,004	2,505
Share-based compensation	11,855	11,679
Deferred income taxes	(9,504)	(699)
Write-off of unamortized deferred financing costs	624	—
Other	375	682
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(17,627)	(15,580)
Inventories	(33,509)	(5,645)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(1,107)	(4,750)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	20,365	22,059
Other non-current assets and liabilities	(1,222)	(935)
Net cash provided by operating activities	35,408	52,014
Cash flows from investing activities:
Working capital adjustments from business acquisition	820	—
Purchases of property, plant and equipment	(12,103)	(8,643)
Payment of contingent consideration related to acquisition of technology assets	(1,470)	(2,200)
Other investing activities	137	—
Net cash used in investing activities	(12,616)	(10,843)
Cash flows from financing activities:
Repayments under term loan and revolving credit facilities	(12,833)	(2,706)
Payments of debt issuance costs	(2,492)	—
Payments of withholding taxes from share-based awards	(9,477)	(18,428)
Repurchases of common shares	(10,000)	-
Payment of contingent consideration related to acquisitions	(375)	(1,836)
Purchase of a building under finance lease	—	(8,743)
Other financing activities	(296)	(281)
Net cash used in financing activities	(35,473)	(31,994)
Effect of exchange rates on cash and cash equivalents	(4,223)	(378)
Increase (decrease) in cash and cash equivalents	(16,904)	8,799
Cash and cash equivalents, beginning of the period	117,393	125,054
Cash and cash equivalents, end of the period	$100,489	$133,853
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,244	$2,240
Cash paid for income taxes	$9,698	$6,734
Income tax refunds received	$164	$1,199

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 1, 2022

(Unaudited)

1. Basis of Presentation

Novanta Inc. (together with its subsidiaries, “Novanta” or the “Company”) is a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. Novanta combines deep proprietary technology expertise and competencies in photonics, vision and precision motion with a proven ability to solve complex technical challenges. This enables Novanta to engineer core components and sub-systems that deliver extreme precision and performance, tailored to the customers’ demanding applications.

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

AS OF JULY 1, 2022

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

At the request of its customers, the Company may perform professional services, generally for the maintenance and repair of products previously sold to those customers and for engineering services. Professional services for the maintenance and repair of products are typically short in duration, mostly less than one month, and generally involve a single distinct performance obligation. The related revenue is recognized at a point in time when control transfers to the customer upon completion of professional services. The consideration expected to be received in exchange for such services is typically the contractually stated amount. Certain engineering services are longer in duration and the related revenue is recognized over time. As the Company’s right to payment from a customer is based on the value of engineering services performed, the Company recognizes revenue based on the corresponding value to the customer from the Company’s performance completed to date. Revenue from engineering services aggregated to less than 3% of the Company’s consolidated revenue during the six months ended July 1, 2022 and July 2, 2021.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

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

Warranties

The standard warranty periods for the Company’s products are typically 12 months to 36 months. The Company recognizes estimated liabilities associated with standard warranty periods for its products in accordance with the provisions of ASC 450, “Contingencies,” as the Company has the ability to ascertain the likelihood of the liabilities and can reasonably estimate the amount of the liabilities. A provision for the estimated cost related to standard warranties is recorded as cost of revenue at the time revenue is recognized. The Company’s estimate of the costs to service the warranty obligations is based on historical experience and expectations of future conditions. To the extent that the Company’s experience in warranty claims or costs associated with servicing those claims differ from the original estimates, revisions to the estimated warranty liabilities are recorded at that time, with offsetting adjustments to cost of revenue.

Practical Expedients and Exemptions

The Company expenses incremental direct costs of obtaining a contract when incurred because the expected amortization period is one year or less. These costs are recorded within selling, general and administrative expenses in the consolidated statement of operations.

The Company does not adjust the promised amount of consideration for the effects of a financing component because the transfer of a promised good to a customer and the customer’s payment for that good are typically one year or less. The Company does not disclose the value of the remaining performance obligation for contracts with an original expected length of one year or less.

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of July 1, 2022 and December 31, 2021, contract liabilities were $7.9 million and $7.3 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the six months ended July 1, 2022 is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by $3.6 million of revenue recognized during the period that was included in the contract liability balance as of December 31, 2021.

Disaggregated Revenue

See Note 15 for the Company’s disaggregation of revenue by segment, geography and end market.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

3. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss was as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2021	$(12,866)	$(5,753)	$(7,113)
Other comprehensive income (loss)	(18,009)	(18,699)	690
Amounts reclassified from accumulated other comprehensive loss	210	—	210
Balance at July 1, 2022	$(30,665)	$(24,452)	$(6,213)

The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

4. Earnings per Common Share

Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period.

For diluted earnings per common share, the denominator includes the dilutive effect of outstanding common share equivalents. For the three and six months ended July 1, 2022 and July 2, 2021, weighted average shares outstanding for the diluted earnings per common share included the dilutive effect of outstanding restricted stock units, stock options, relative total shareholder return performance-based restricted stock units (“TSR-PSUs”) and certain other performance-based restricted stock units (“PSUs”), determined using the treasury stock method. The dilutive effects of market-based contingently issuable shares from the TSR-PSUs are included in the weighted average common share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period, assuming the end of the reporting period is also the end of the performance period. The dilutive effects of attainment-based contingently issuable shares from other PSUs are included in the weighted average common share calculation only when the performance targets have been achieved based on the cumulative achievement against the performance targets as of the end of the reporting period.

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Numerators:
Consolidated net income	$17,479	$11,664	$36,299	$22,974

Denominators:
Weighted average common shares outstanding— basic	35,609	35,374	35,573	35,326
Dilutive potential common shares	324	389	284	449
Weighted average common shares outstanding— diluted	35,933	35,763	35,857	35,775
Antidilutive potential common shares excluded from above	146	25	120	23

Earnings per Common Share:
Basic	$0.49	$0.33	$1.02	$0.65
Diluted	$0.49	$0.33	$1.01	$0.64

For both the three and six months ended July 1, 2022, 35 thousand non-GAAP EPS performance-based restricted stock units (“EPS-PSUs”) and 37 thousand operating cash flow performance-based restricted stock units (“OCF-PSUs”) granted to certain members of the executive management team, and 53 thousand performance-based restricted stock units granted to ATI Industrial

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

Automation employees (“ATI-PSUs”) are considered attainment-based contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of July 1, 2022.

For both the three and six months ended July 2, 2021, 46 thousand EPS-PSUs and 37 thousand OCF-PSUs granted to certain members of the executive management team, and 213 thousand shares of restricted stock issued to the former Laser Quantum non-controlling interest shareholders were considered attainment-based contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of July 2, 2021.

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

Contingent Considerations

On August 30, 2021, the Company acquired ATI Industrial Automation Inc. (“ATI”). Under the purchase and sale agreement for the ATI acquisition, the former shareholders of ATI (the “Sellers”) are eligible to receive contingent consideration based on ATI’s fiscal year 2021 Adjusted EBITDA, as defined in the purchase and sale agreement. The contingent consideration will be payable in the third quarter of 2022. The estimated fair value of the contingent consideration was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. The fair value of the contingent consideration was $44.0 million as of December 31, 2021. During the three months ended July 1, 2022, the fair value of the contingent consideration was adjusted to $45.0 million based on the final determination of ATI’s 2021 Adjusted EBITDA between the Company and the Sellers.

On July 31, 2019, the Company acquired ARGES GmbH (“ARGES”). Under the purchase and sale agreement for the ARGES acquisition, the former owner of ARGES is eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from August 2019 through December 2026. The undiscounted range of possible contingent consideration is zero to €10.0 million ($11.1 million). If the revenue targets are achieved, the contingent consideration would be payable annually with the first payment due in the first quarter of 2021. The estimated fair value of the contingent consideration of €7.1 million ($7.9 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. During 2020, the fair value of the contingent consideration was adjusted to €4.1 million ($5.1 million). During 2021, the Company made the first

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

installment payment of €0.4 million ($0.4 million) in March 2021 and adjusted the fair value of the contingent consideration to €3.3 million ($3.8 million) as of December 31, 2021. During 2022, the Company made the second installment payment of €0.3 million ($0.4 million) in March 2022. The installment payments are reported as cash outflows from financing activities in the consolidated statement of cash flows for the respective periods. Based on the revenue performance and revenue projection as of April 1, 2022, the fair value of the remaining contingent consideration was adjusted to €1.4 million ($1.4 million). There were no other changes in the fair value of the contingent consideration during the three and six months ended July 1, 2022.

On April 16, 2019, the Company acquired Ingenia CAT, S.L. (“Ingenia”). Under the purchase and sale agreement for the Ingenia acquisition, the shareholders of Ingenia are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from April 2019 through March 2022. The undiscounted range of possible contingent consideration is zero to €8.0 million ($9.0 million). If the revenue targets are achieved, the contingent consideration would be payable in cash in three annual installments from 2020 to 2022. The estimated fair value of the contingent consideration of €5.8 million ($6.6 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. During 2020, the Company made the first installment payment of €1.0 million ($1.1 million) in May 2020 and adjusted the fair value of the contingent consideration to €2.3 million ($2.9 million) as of the end of the year. During 2021, the Company made the second installment payment of €1.2 million ($1.4 million) in May 2021 and adjusted the fair value of the contingent consideration to €1.5 million ($1.7 million) as of the end of the year. The installment payments are reported as cash outflows from financing activities in the consolidated statement of cash flows for the respective periods. During the six months ended July 1, 2022, the fair value of the remaining contingent consideration was adjusted to €1.8 million ($1.9 million), which is expected to be paid during the three months ending October 1, 2022.

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the former owners are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from 2018 to 2021 from products utilizing the acquired technologies. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If the revenue targets are achieved, the contingent consideration would be payable in cash in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. Subsequent changes in the estimated fair value of this contingent liability are recorded as adjustments to the carrying value of the assets acquired and are amortized over the remaining useful life of the underlying assets. Based on revenue achievements against the target, the Company had recognized an aggregate fair value of €5.5 million ($6.3 million) of the acquired intangible assets as of July 1, 2022. The Company made the first installment payment of €2.4 million ($2.6 million) in February 2020, the second installment payment of €1.8 million ($2.2 million) in February 2021, and the final installment payment of €1.3 million ($1.5 million) in March 2022. The installment payments have been reported as cash outflows from investing activities in the consolidated statements of cash flows. There were no other changes in the fair value of the contingent consideration during the three and six month ended July 1, 2022.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of July 1, 2022 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,045	$1,045	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	298	—	298	—
	$1,343	$1,045	$298	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$47,170	$—	$—	$47,170
Foreign currency forward contracts	268	—	268	—
Other liabilities:
Contingent considerations - Long-term	1,183	—	—	1,183
	$48,621	$—	$268	$48,353

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,711	$1,711	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	137	—	137	—
	$1,848	$1,711	$137	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$47,522	$—	$—	$47,522
Foreign currency forward contracts	160	—	160	—
Other liabilities:
Contingent considerations - Long-term	3,402	—	—	3,402
	$51,084	$—	$160	$50,924

Changes in the fair value of Level 3 contingent considerations during the six months ended July 1, 2022 were as follows (in thousands):

Amount
Balance at December 31, 2021	$50,924
Payments	(1,845)
Fair value adjustments	(419)
Effect of foreign exchange rates	(307)
Balance at July 1, 2022	$48,353

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities as of July 1, 2022:

Liability	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration - ATI	$45,000	N/A	Adjusted EBITDA for fiscal year 2021	N/A

Contingent consideration - ARGES	$1,428	Monte Carlo method	Historical and projected revenues from August 2019 through December 2026	N/A
			Revenue volatility	14.0%
			Cost of debt	3.9%
			Discount rate	2.6%

Contingent consideration - Ingenia	$1,925	N/A	Historical revenues from April 2019 through March 2022	N/A

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

As of July 1, 2022, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $58.7 million and a net gain of less than $0.1 million, respectively. As of December 31, 2021, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $50.0 million and a net loss of less than $0.1 million, respectively.

The Company recognized an aggregate net loss of $1.4 million and $1.5 million for the three and six months ended July 1, 2022, respectively. The Company recognized an aggregate net loss of $0.1 million and an aggregate net gain of $0.6 million for the three and six months ended July 2, 2021, respectively. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

7. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances for impairment annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. The Company performed the most recent annual goodwill and indefinite-lived intangible asset impairment test as of the beginning of the second quarter of 2022 and noted no impairment.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

The following table summarizes changes in goodwill during the six months ended July 1, 2022 (in thousands):

Balance at beginning of the period	$479,500
Effect of foreign exchange rate changes	(13,089)
Balance at end of the period	$466,411

Goodwill by reportable segment as of July 1, 2022 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$207,646	$156,223	$253,771	$617,640
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$105,185	$124,501	$236,725	$466,411

Goodwill by reportable segment as of December 31, 2021 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$214,564	$160,675	$255,490	$630,729
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$112,103	$128,953	$238,444	$479,500

Intangible Assets

Intangible assets as of July 1, 2022 and December 31, 2021, respectively, are summarized as follows (in thousands):

	July 1, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$183,807	$(125,291)	$58,516	$189,609	$(122,130)	$67,479
Customer relationships	221,306	(111,021)	110,285	228,656	(104,386)	124,270
Customer backlog	6,831	(5,693)	1,138	6,862	(2,254)	4,608
Trademarks and trade names	23,255	(12,722)	10,533	23,976	(12,371)	11,605
Amortizable intangible assets	435,199	(254,727)	180,472	449,103	(241,141)	207,962
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$448,226	$(254,727)	$193,499	$462,130	$(241,141)	$220,989

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

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Amortization expense – cost of revenue	$3,336	$2,982	$6,757	$5,959
Amortization expense – operating expenses	7,173	3,586	14,515	7,161
Total amortization expense	$10,509	$6,568	$21,272	$13,120

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

Estimated amortization expense for each of the five succeeding years and thereafter as of July 1, 2022 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2022 (remainder of year)	$6,599	$11,957	$18,556
2023	11,976	20,215	32,191
2024	9,737	16,961	26,698
2025	8,265	14,348	22,613
2026	6,916	12,200	19,116
Thereafter	15,023	46,275	61,298
Total	$58,516	$121,956	$180,472

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	July 1,	December 31,
	2022	2021
Raw materials	$104,106	$84,038
Work-in-process	26,106	20,600
Finished goods	22,289	19,486
Demo and consigned inventory	1,386	1,533
Total inventories	$153,887	$125,657

Accrued Expenses and Other Current Liabilities

	July 1,	December 31,
	2022	2021
Accrued compensation and benefits	$26,570	$24,725
Accrued warranty	4,741	4,783
Contract liabilities, current portion	7,674	6,995
Finance lease obligations	634	599
Accrued contingent considerations and earn-outs	47,170	47,522
Other	15,196	13,855
Total	$101,985	$98,479

Accrued Warranty

	Six Months Ended
	July 1,	July 2,
	2022	2021
Balance at beginning of the period	$4,783	$4,919
Provision charged to cost of revenue	1,462	929
Use of provision	(1,398)	(1,254)
Foreign currency exchange rate changes	(106)	(29)
Balance at end of the period	$4,741	$4,565

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

Other Long-Term Liabilities

	July 1,	December 31,
	2022	2021
Finance lease obligations	$4,996	$5,309
Accrued contingent considerations and earn-outs	1,183	3,402
Other	828	927
Total	$7,007	$9,638

9. Debt

Debt consisted of the following (in thousands):

	July 1,	December 31,
	2022	2021
Senior Credit Facilities – term loan	$4,713	$5,126
Less: unamortized debt issuance costs	(35)	(29)
Total current portion of long-term debt	$4,678	$5,097

Senior Credit Facilities – term loan	$77,521	$86,879
Senior Credit Facilities – revolving credit facility	330,559	346,579
Less: unamortized debt issuance costs	(5,401)	(4,097)
Total long-term debt	$402,679	$429,361

Total Senior Credit Facilities	$407,357	$434,458

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

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million beginning in March 2020, with the remaining balance due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at any time through March 2027. The Company made principal payments of €2.3 million ($2.4 million) towards its term loan and $10.4 million towards its revolving credit facility during the six months ended July 1, 2022.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

On March 10, 2022, the Company entered into an amendment (the “Fifth Amendment”) to the Third Amended and Restated Credit Agreement to extend the maturity date from December 31, 2024 to March 10, 2027, update the pricing grid, replace LIBOR with SOFR as the reference rate for U.S. dollar borrowings, and increase the uncommitted accordion option from $200 million to $350 million. In connection with the Fifth Amendment, the Company capitalized $2.5 million deferred financing costs and recorded a $0.6 million loss from the write-off of a portion of the unamortized deferred financing costs.

The Company is required to satisfy certain financial and non-financial covenants under the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of July 1, 2022.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

Fair Value of Debt

As of July 1, 2022 and December 31, 2021, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

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

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Operating lease cost	$2,648	$1,964	$5,392	$3,795
Finance lease cost
Amortization of right-of-use assets	150	151	301	302
Interest on lease liabilities	78	86	157	173
Variable lease cost	353	324	618	559
Total lease cost	$3,229	$2,525	$6,468	$4,829

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	July 1,	December 31,
	2022	2021
Operating leases
Operating lease right-of-use assets	$45,575	$48,338

Current portion of operating lease liabilities	$7,561	$7,334
Operating lease liabilities	42,580	45,700
Total operating lease liabilities	$50,141	$53,034

Finance leases
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(5,369)	(5,068)
Finance lease assets included in property, plant and equipment, net	$4,213	$4,514

Accrued expenses and other current liabilities	$634	$599
Other liabilities	4,996	5,309
Total finance lease liabilities	$5,630	$5,908

Weighted-average remaining lease term (in years):
Operating leases	8.5	9.0
Finance leases	7.0	7.5
Weighted-average discount rate:
Operating leases	4.71%	4.72%
Finance leases	5.54%	5.54%

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Six Months Ended
	July 1,	July 2,
	2022	2021
Cash paid for amounts included in lease liabilities:
Operating cash flows from finance leases	$157	$173
Operating cash flows from operating leases	$4,010	$3,252
Financing cash flows from finance leases	$296	$9,024
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,931	$3,257

During the six months ended July 1, 2021, the Company paid $8.7 million upon the exercise of an option to purchase a building under a finance lease agreement in Germany. The cash payment is presented as a cash outflow from financing activities in the consolidated statement of cash flows.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

Future minimum lease payments under operating and finance leases expiring subsequent to July 1, 2022, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2022 (remainder of year)	$4,814	$471
2023	8,855	930
2024	8,162	954
2025	7,817	954
2026	6,691	979
Thereafter	26,316	2,509
Total minimum lease payments	62,655	6,797
Less: Interest	(12,514)	(1,167)
Present value of lease liabilities	$50,141	$5,630

11. Preferred and Common Shares and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of July 1, 2022, no preferred shares had been issued and outstanding.

Common Share Repurchases

In October 2018, the Company’s Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”), authorizing the repurchase of $25.0 million worth of the Company’s common shares. During the six months ended July 1, 2022, the Company repurchased 80 thousand shares for an aggregate purchase price of $9.5 million at an average price of $118.97 per share under the 2018 Repurchase Plan.  As of July 1, 2022, the Company had repurchased a cumulative total of 264 thousand shares under the 2018 Repurchase Plan for an aggregate purchase price of $25.0 million at an average price of $94.57 per share. As of July 1, 2022, the Company had completed the 2018 Repurchase Plan.

In February 2020, the Company’s Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”), authorizing the repurchase of an additional $50.0 million worth of the Company’s common shares. During the six months ended July 1, 2022, the Company repurchase 4 thousand shares for an aggregate purchase price of $0.5 million at an average price of $116.95 per share under the 2020 Repurchase Plan. As of July 1, 2022, the Company had $49.5 million available for future share repurchases under the 2020 Repurchase Plan.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Selling, general and administrative	$4,056	$3,834	$9,257	$8,763
Research and development and engineering	494	515	1,194	1,242
Cost of revenue	531	686	1,404	1,674
Restructuring, acquisition, and related costs	—	—	—	—
Total share-based compensation expense	$5,081	$5,035	$11,855	$11,679

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors of $1.1 million and $1.1 million during the six months ended July 1, 2022 and July 2, 2021, respectively.

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

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors. Compensation expense associated with the DSUs is recognized in full on the date of grant, as the DSUs are fully vested and non-forfeitable upon grant. There were 88 thousand and 91 thousand DSUs outstanding as of July 1, 2022 and December 31, 2021, respectively. Outstanding DSUs are included in the calculation of weighted average basic shares outstanding for the respective periods.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended July 1, 2022:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	292	$115.42
Granted	101	$136.54
Vested	(130)	$115.17
Forfeited	(10)	$127.12
Unvested at July 1, 2022	253	$123.71
Expected to vest as of July 1, 2022	231

The total fair value of RSUs and DSUs that vested during the six months ended July 1, 2022 was $17.4 million based on the market price of the underlying shares on the date of vesting.

Performance Stock Units

The Company typically grants two types of performance-based stock awards, EPS-PSUs and TSR-PSUs, to certain members of the executive management team on an annual basis. Both types of performance-based restricted stock units generally cliff vest on the first day following the end of the three-year performance period.

The number of common shares to be issued upon settlement following the vesting of EPS-PSUs is determined based on the Company’s cumulative non-GAAP EPS over a three-year performance period against the performance targets established by the Company’s Board of Directors at the time of grant and will be in the range of zero to 200% of the target number of shares. The Company recognizes compensation expense ratably over the performance period based on the number of shares that are deemed probable of vesting at the end of the three-year performance cycle. This probability assessment is performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the consolidated statement of operations in the period in which such determination is made.

The number of common shares to be issued upon settlement following the vesting of TSR-PSUs is determined based on the relative market performance of the Company’s common shares compared to the Russell 2000 Index over a three-year performance period using a payout formula established by the Company’s Board of Directors at the time of grant and will be in the range of zero to 200% of the target number of shares. The Company recognizes the related compensation expense based on the fair value of the TSR-PSUs, determined using the Monte Carlo valuation method as of the grant date, on a straight-line basis from the grant date to the end of the three-year performance period. Compensation expense will not be affected by the number of TSR-PSUs that will ultimately vest at the end of the three-year performance period.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

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

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended July 1, 2022:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	162	$122.26
Granted	102	$158.55
Vested	(41)	$108.58
Forfeited	(8)	$153.47
Unvested at July 1, 2022	215	$144.12
Expected to vest as of July 1, 2022	210

The unvested PSUs are shown at target in the table above. As of July 1, 2022, the maximum number of common shares to be earned under these PSU grants was approximately 337 thousand shares.

The total fair value of PSUs that vested during the six months ended July 1, 2022 was $7.2 million based on the market price of the underlying common shares on the date of vesting.

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte Carlo valuation method with the following assumptions:

Six Months Ended July 1, 2022
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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

The table below summarizes activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended July 1, 2022:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2021	60	$14.13
Granted	40	$135.86
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of July 1, 2022	100	$62.77
Exercisable as of July 1, 2022	60
Expected to vest as of July 1, 2022	40

The aggregate Black-Scholes fair value of $1.9 million for the stock options granted during the six months ended July 1, 2022 was estimated using the following assumptions as of the grant date:

Six Months Ended July 1, 2022
Expected option term in year	4.5
Expected volatility	39.3%
Risk-free interest rate	1.83%
Expected annual dividend yield	—

The expected option term was calculated using the simplified method permitted under Codification of Staff Accounting Bulletins Topic 14, “Share-Based Payment”. The expected volatility was determined based on the historical volatility of the Company’s common shares over the expected option term. Risk-free interest rate was based upon treasury instrument whose term was half year longer than the expected option term. The expected annual dividend yield is zero as the Company does not have plans to issue dividends.

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

The Company maintains a valuation allowance on balances of certain U.S. state net operating losses and certain non-U.S. tax attributes that the Company has determined are not more likely than not to be realized. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company continuously reassesses the possibility of adding a new or additional valuation allowance or releasing the valuation allowance currently in place on its deferred tax assets.

The Company’s effective tax rate of 15.8% for the three months ended July 1, 2022 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, and R&D tax credits, partially offset by disallowed compensation and uncertain tax position accruals.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

The Company’s effective tax rate of 12.4% for the six months ended July 1, 2022 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and windfall tax benefits upon vesting of certain share-based compensation awards during the period, partially offset by disallowed compensation and uncertain tax position accruals. For the six months ended July 1, 2022, the windfall tax benefits upon vesting of certain share-based compensation awards had a benefit of 1.4% on the Company’s effective tax rate.

Beginning in January 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) requires research and development (“R&D”) expenditures be capitalized and amortized for income tax purposes over five years for domestic research and fifteen years for foreign research, rather than being deducted as incurred.  This has the effect of increasing the Company’s cash taxes and deferred tax assets. Since January 2022, the Company has recognized deferred tax assets of $6.3 million for the relevant R&D expenditures. This provision also has an indirect benefit of 3% on the Company’s effective tax rate for the six months ended July 1, 2022, as the Company’s estimated Foreign Derived Intangible Income deduction has increased as a result of increased US taxable income. The provision for income taxes for both the three months and the six months ended July 1, 2022 reflects the impact of the TCJA.

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

13. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
2020 restructuring	$610	$1,165	$1,232	$2,503
2019 restructuring	—	—	—	208
Total restructuring charges	610	1,165	1,232	2,711
Acquisition and related charges	2,045	3,469	(207)	5,654
Total restructuring, acquisition, and related costs	$2,655	$4,634	$1,025	$8,365

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program is focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program is focused on cost reduction actions that improve gross margins for the overall company. During the three and six months ended July 1, 2022, the Company recorded $0.6 million and $1.2 million, respectively, in severance and other costs in connection with the 2020 restructuring program. As of July 1, 2022, the Company had incurred cumulative costs related to this restructuring plan totaling $9.3 million. The Company anticipates substantially completing the 2020 restructuring program in the fourth quarter of 2022 and expects to incur additional restructuring charges of $3.0 million to $3.5 million related to the 2020 restructuring program.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

The following table summarizes restructuring costs associated with the 2020 restructuring program by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Photonics	$501	$195	$1,194	$490
Vision	65	275	106	697
Precision Motion	44	695	(68)	1,316
Unallocated Corporate and Shared Services	—	—	—	—
Total	$610	$1,165	$1,232	$2,503

2019 Restructuring

During the fourth quarter of 2018, the Company implemented a restructuring plan intended to realign operations, reduce costs, achieve operational efficiencies and focus resources on growth initiatives (the “2019 restructuring plan”). The Company did not incur any costs related to the 2019 restructuring plan during the three and six months ended July 1, 2022. As of December 31, 2021, the Company incurred cumulative costs related to this restructuring plan totaling $9.0 million. The 2019 restructuring program was completed in 2021.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility	Other
Balance at December 31, 2021	$2,686	$2,107	$550	$29
Restructuring charges	1,232	294	804	134
Cash payments	(1,819)	(959)	(743)	(117)
Non-cash charges and other adjustments	(155)	(74)	(79)	(2)
Balance at July 1, 2022	$1,944	$1,368	$532	$44

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $0.2 million and $0.3 million for the three and six months ended July 1, 2022, respectively, and $1.6 million and $1.8 million for the three months and six months ended July 2, 2021, respectively. The Company incurred zero costs for the three and six months ended July 1, 2022, and $0.8 million and $1.8 million in legal costs for the three and six months ended July 2, 2021 related to a dispute involving a company that was acquired in 2019. During the three and six months ended July 1, 2022, the Company recognized $1.8 million and ($0.5) million, respectively, of earn-out expenses related to prior-year acquisitions. During the three and six months ended July 2, 2021, the Company recognized $0.9 million and $1.9 million, respectively, of earn-out expenses related to prior-year acquisitions. The majority of acquisition and related costs for the three and six months ended July 1, 2022 were included in the Company’s Precision Motion, Photonics, and Unallocated Corporate and Shared Services reportable segments. The majority of acquisition and related costs for the three and six months ended July 2, 2021 were included in the Company’s Precision Motion, Vision, and Unallocated Corporate and Shared Services reportable segments.

14. Commitments and Contingencies

Purchase Commitments

There have been no material changes to the Company’s purchase commitments since December 31, 2021.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

Legal Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company reviews the status of each significant matter and assesses the potential financial exposure on a quarterly basis. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available as of the date of the consolidated balance sheet. As additional information becomes available, the Company reassesses the potential liability related to any pending claims and litigations and may revise its estimates. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the potential loss or a range of potential losses, if such an estimate can be reasonably made. Legal fees are expensed as incurred. The Company does not believe that the outcome of these claims will have a material adverse effect on its consolidated financial statements but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect on the consolidated financial statements.

Guarantees and Indemnifications

In the normal course of its operations, the Company executes agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which they are involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. Certain of the Company’s officers and directors are also a party to indemnification agreements with the Company. These indemnification agreements provide, among other things, that the director or officer shall be indemnified to the fullest extent permitted by applicable law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such director or officer in connection with any proceeding by reason of their relationship with the Company. In addition, the indemnification agreements provide for the advancement of expenses incurred by such director or officer in connection with any proceeding covered by the indemnification agreement, subject to the conditions set forth therein and to the extent such advancement is not prohibited by law. The indemnification agreements also set out the procedures for determining entitlement to indemnification, the requirements relating to notice and defense of claims for which indemnification is sought, the procedures for enforcement of indemnification rights, the limitations on and exclusions from indemnification, and the minimum levels of directors and officers liability insurance to be maintained by the Company.

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

Photonics

The Photonics segment designs, manufactures and markets photonics-based solutions, including laser scanning, laser beam delivery, CO2 laser, solid state laser, ultrafast laser, and optical light engine products, to customers worldwide. The segment serves highly demanding photonics-based applications for advanced industrial processes, metrology, medical and life science imaging, DNA sequencing, and medical laser procedures, particularly ophthalmology applications. The vast majority of the segment’s product

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
Revenue	2022	2021	2022	2021
Photonics	$69,461	$62,357	$132,243	$120,851
Vision	65,516	63,447	127,566	131,083
Precision Motion	80,379	41,719	159,763	78,173
Total	$215,356	$167,523	$419,572	$330,107

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
Gross Profit	2022	2021	2022	2021
Photonics	$31,182	$29,593	$59,569	$57,702
Vision	26,535	24,443	51,765	51,369
Precision Motion	38,864	20,874	77,014	36,951
Unallocated Corporate and Shared Services	(1,336)	(2,504)	(2,827)	(4,876)
Total	$95,245	$72,406	$185,521	$141,146

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
Gross Profit Margin	2022	2021	2022	2021
Photonics	44.9%	47.5%	45.0%	47.7%
Vision	40.5%	38.5%	40.6%	39.2%
Precision Motion	48.4%	50.0%	48.2%	47.3%
Total	44.2%	43.2%	44.2%	42.8%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AS OF JULY 1, 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
Operating Income (Loss)	2022	2021	2022	2021
Photonics	$13,996	$14,196	$27,431	$26,591
Vision	7,024	3,206	12,066	6,572
Precision Motion	14,083	12,279	32,421	19,724
Unallocated Corporate and Shared Services	(11,812)	(13,689)	(24,344)	(25,796)
Total	$23,291	$15,992	$47,574	$27,091

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
Depreciation and Amortization Expenses	2022	2021	2022	2021
Photonics	$2,697	$2,905	$5,474	$5,803
Vision	4,322	5,279	8,749	10,554
Precision Motion	6,678	1,618	13,415	3,225
Unallocated Corporate and Shared Services	114	73	217	142
Total	$13,811	$9,875	$27,855	$19,724

Revenue by Geography

The Company aggregates geographic revenue based on the customer locations where products are shipped to. Revenue by geography was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
United States	$86,649	$59,497	$169,355	$118,727
Germany	33,123	23,773	64,901	46,135
Rest of Europe	37,918	35,600	71,260	71,175
China	29,871	23,506	56,670	46,057
Rest of Asia-Pacific	23,090	22,762	47,585	43,509
Other	4,705	2,385	9,801	4,504
Total	$215,356	$167,523	$419,572	$330,107

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

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Medical	47%	52%	47%	53%
Advanced Industrial	53%	48%	53%	47%
Total	100%	100%	100%	100%

The majority of revenue from the Photonics and Precision Motion segments is generated from sales to customers in the advanced industrial market. The majority of revenue from the Vision segment is generated from sales to customers in the medical market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to the anticipated impacts of the COVID-19 pandemic on our business, our financial results and our financial condition; our belief that the Purchasing Managers Index (“PMI”) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; anticipated revenue performance; industry trends; market conditions; our competitive positions; changes in economic and political conditions, including supply chain constraints; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions; integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits, costs and timelines of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory environmental requirements and our compliance thereto; and other statements that are not historical facts. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses, capital expenditures and level of business activities; risks associated with the COVID-19 pandemic and other events outside of our control; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate, introduce new products timely, and successfully commercialize our innovations; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our and our third-party providers’ information technology systems; our failure to comply with data privacy regulations; changes in interest rates, credit ratings or foreign currency exchange rates; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; risks associated with increased outsourcing of components manufacturing; our exposure to increased tariffs, trade restrictions or taxes on our products; negative effects on global economic conditions, financial markets and our business as a result of the United Kingdom’s withdrawal from the European Union; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components or other goods from our suppliers; our failure to accurately forecast component and raw material requirements leading to excess inventories or delays in the delivery of our products; production difficulties and product delivery delays or disruptions; our exposure to medical device regulations, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products; potential penalties for violating foreign and U.S. federal and state healthcare laws and regulations; impact of healthcare industry cost containment and healthcare reform measures; changes in governmental regulations affecting our business or products; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; increasing scrutiny and changing expectations from investors, customers, and governments with respect to Environmental, Social and Governance policies and practices; our exposure to the credit risk of some of our customers and in weakened markets; our reliance on third party distribution channels; our reliance on original equipment manufacturer customers; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; changes in tax laws and fluctuations in our effective tax rates; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; our existing indebtedness limiting our ability to engage in certain activities; volatility in the market price for our common shares; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the heading “Risk Factors”, as updated in our other filings with the Securities and Exchange Commission. In this Quarterly Report on Form 10-Q, the words “expects,” “intends,” “anticipates,” “estimates,” “believes,” “future,” “plans,” “aims,” “would,” “could,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such forward-looking statements to reflect any changes in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required under applicable law.

Accounting Period

The interim consolidated financial statements of Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, “Novanta”, “we”, “us”, “our”) are prepared for each quarterly period ending on the Friday closest to the end of the calendar quarter, except for the fourth quarter which always ends on December 31.

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

Photonics

Our Photonics segment designs, manufactures and markets photonics-based solutions, including laser scanning, laser beam delivery, CO2 laser, solid state laser, ultrafast laser, and optical light engine products, to customers worldwide. The segment serves highly demanding photonics-based applications for advanced industrial processes, metrology, medical and life science imaging, DNA sequencing, and medical laser procedures, particularly ophthalmology applications. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

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

Medical Market

For the six months ended July 1, 2022, the medical market accounted for approximately 47% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the six months ended July 1, 2022, the advanced industrial market accounted for approximately 53% of our revenue. Revenue from our products sold to the advanced industrial market is affected by several factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, financial conditions of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Amendment to Third Amended and Restated Credit Agreement

On March 10, 2022, we entered into an amendment (the “Fifth Amendment”) to the third amended and restated credit agreement, dated as of December 31, 2019 (as amended, the “Credit Agreement”). The Fifth Amendment amends the Credit Agreement to extend the maturity date thereof from December 31, 2024 to March 10, 2027, update the pricing grid, replace LIBOR with SOFR as the reference rate for U.S. dollar borrowings, and increase the uncommitted accordion option from $200 million to $350 million.

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

Through July 1, 2022, we have experienced disruptions to our supply chain as a result of the COVID-19 pandemic and global electronics and other raw material shortages. While we regularly monitor the manufacturing output of companies in our supply chain, disruptions to our suppliers and/or sub-suppliers caused by these events could further challenge our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations and customer relationships.

To mitigate the risk of any potential supply interruptions from the COVID-19 pandemic and the global electronics and other raw material shortages, we are identifying alternative suppliers and distributors, sourcing raw materials from different supplier and distributor locations, modifying our product designs where feasible to allow for alternative components to be used without compromising quality, performance or other requirements, in-sourcing production of parts where feasible, and taking other actions to ensure a sustainable supply of raw materials. Despite our mitigation actions, if certain suppliers cannot produce a key part or component for us, or if the receipt of certain materials is otherwise delayed, we may miss our scheduled shipment deadlines and our relationship with customers may be harmed.

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

Russia Ukraine Conflict

In February 2022, Russian forces invaded Ukraine. In response, the United States, the European Union, and several other countries imposed economic and trade sanctions and other restrictions (collectively, “global sanctions”) targeting Russia and Belarus. Russia then imposed retaliatory economic measures against the United States, the European Union, and several other countries.

Our sales to Russia are not material. We continue to assess the conflict and related global sanctions and take steps to attempt to mitigate the potential negative impact on our business. Any longer-term impact to our business is currently unknown due to the uncertainty around the duration of the conflict, any further global sanctions and their broader impact on the global economy and inflation.

Results of Operations for the Three and Six Months Ended July 1, 2022 Compared with the Three and Six Months Ended July 2, 2021

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.8	56.8	55.8	57.2
Gross profit	44.2	43.2	44.2	42.8
Operating expenses:
Research and development and engineering	10.0	10.1	10.1	10.8
Selling, general and administrative	18.8	18.6	19.0	19.1
Amortization of purchased intangible assets	3.3	2.1	3.5	2.2
Restructuring, acquisition, and related costs	1.2	2.8	0.2	2.5
Total operating expenses	33.4	33.7	32.9	34.6
Operating income	10.8	9.5	11.3	8.2
Interest income (expense), net	(1.3)	(0.8)	(1.4)	(0.8)
Foreign exchange transaction gains (losses), net	0.1	(0.0)	0.1	(0.1)
Other income (expense), net	0.0	(0.1)	(0.1)	(0.1)
Income before income taxes	9.6	8.6	9.9	7.2
Income tax provision (benefit)	1.5	1.7	1.2	0.3
Consolidated net income	8.1%	7.0%	8.7%	7.0%

Overview of Financial Results

Total revenue of $215.4 million for the three months ended July 1, 2022 increased $47.8 million, or 28.6%, from the prior year period primarily due to revenue from prior year acquisitions and increased demand in the advanced industrial and medical markets. The effect of our prior year acquisitions resulted in an increase in revenue of $34.9 million, or 20.9%. In addition, foreign currency exchange rates adversely impacted our revenue by $8.6 million, or 5.2%, for the three months ended July 1, 2022.

Total revenue of $419.6 million for the six months ended July 1, 2022 increased $89.5 million, or 27.1%, from the prior year period primarily due to revenue from prior year acquisitions and increased demand in the advanced industrial and medical markets. The effect of our prior year acquisitions resulted in an increase in revenue of $67.8 million, or 20.5%. In addition, foreign currency exchange rates adversely impacted our revenue by $11.9 million, or 3.6%, for the six months ended July 1, 2022.

Operating income of $23.3 million for the three months ended July 1, 2022 increased $7.3 million, or 45.6%, from the prior year period. This increase was attributable to an increase in gross profit of $22.8 million primarily attributable to higher revenue, an increase in gross profit margin, and a decrease in restructuring, acquisition, and related charges of $2.0 million, partially offset by an increase in research and development and engineering (“R&D”) expenses of $4.6 million, an increase in selling, general and administrative (“SG&A”) expenses of $9.3 million and an increase in amortization expense of $3.6 million.

Operating income of $47.6 million for the six months ended July 1, 2022 increased $20.5 million, or 75.6%, from the prior year period. This increase was attributable to an increase in gross profit of $44.4 million primarily attributable to higher revenue, an increase in gross profit margin, and a decrease in restructuring, acquisition, and related charges of $7.3 million, partially offset by an increase in R&D expenses of $6.9 million, an increase in SG&A expenses of $17.0 million and an increase in amortization expense of $7.4 million.

Basic earnings per common share (“Basic EPS”) of $0.49 for the three months ended July 1, 2022 increased $0.16 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.49 for the three months ended July 1, 2022 increased $0.16 from the prior year period. The increases were primarily attributable to an increase in operating income.

Basic EPS of $1.02 for the six months ended July 1, 2022 increased $0.37 from the prior year period. Diluted EPS of $1.01 for the six months ended July 1, 2022 increased $0.37 from the prior year period. The increases were primarily attributable to an increase in operating income, partially offset by an increase in income tax provision.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	July 1,	July 2,	Increase	Percentage
	2022	2021	(Decrease)	Change
Photonics	$69,461	$62,357	$7,104	11.4%
Vision	65,516	63,447	2,069	3.3%
Precision Motion	80,379	41,719	38,660	92.7%
Total	$215,356	$167,523	$47,833	28.6%

	Six Months Ended
	July 1,	July 2,	Increase	Percentage
	2022	2021	(Decrease)	Change
Photonics	$132,243	$120,851	$11,392	9.4%
Vision	127,566	131,083	(3,517)	(2.7)%
Precision Motion	159,763	78,173	81,590	104.4%
Total	$419,572	$330,107	$89,465	27.1%

Photonics

Photonics segment revenue for the three months ended July 1, 2022 increased by $7.1 million, or 11.4%, versus the prior year period, primarily due to increased demand in advanced industrial and medical markets.

Photonics segment revenue for the six months ended July 1, 2022 increased by $11.4 million, or 9.4%, versus the prior year period, primarily due to increased demand in advanced industrial and medical markets.

Vision

Vision segment revenue for the three months ended July 1, 2022 increased by $2.1 million, or 3.3%, versus the prior year period, primarily due to increases in sales from our minimally invasive surgery products.

Vision segment revenue for the six months ended July 1, 2022 decreased by $3.5 million, or 2.7%, versus the prior year period, primarily due to raw material shortage and other supply chain disruptions.

Precision Motion

Precision Motion segment revenue for the three months ended July 1, 2022 increased by $38.7 million, or 92.7%, versus the prior year period, primarily due to $34.9 million of revenue contributions from 2021 acquisitions and increased demand in advanced industrial and medical markets.

Precision Motion segment revenue for the six months ended July 1, 2022 increased by $81.6 million, or 104.4%, versus the prior year period, primarily due to $67.8 million of revenue contributions from 2021 acquisitions and increased demand in advanced industrial and medical markets.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Gross profit:
Photonics	$31,182	$29,593	$59,569	$57,702
Vision	26,535	24,443	51,765	51,369
Precision Motion	38,864	20,874	77,014	36,951
Unallocated Corporate and Shared Services	(1,336)	(2,504)	(2,827)	(4,876)
Total	$95,245	$72,406	$185,521	$141,146
Gross profit margin:
Photonics	44.9%	47.5%	45.0%	47.7%
Vision	40.5%	38.5%	40.6%	39.2%
Precision Motion	48.4%	50.0%	48.2%	47.3%

Total	44.2%	43.2%	44.2%	42.8%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, trade tariffs, freight costs, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended July 1, 2022 increased $1.6 million, or 5.4%, versus the prior year period, primarily due to an increase in revenue. Photonics segment gross profit margin was 44.9% for the three months ended July 1, 2022 versus a gross profit margin of 47.5% for the prior year period. The decrease in gross profit margin was primarily attributable to supply chain disruptions and overall raw material cost inflation.

Photonics segment gross profit for the six months ended July 1, 2022 increased $1.9 million, or 3.2%, versus the prior year period, primarily due to an increase in revenue. Photonics segment gross profit margin was 45.0% for the six months ended July 1, 2022 versus a gross profit margin of 47.7% for the prior year period. The decrease in gross profit margin was primarily attributable to supply chain disruptions and overall raw material cost inflation.

Vision

Vision segment gross profit for the three months ended July 1, 2022 increased $2.1 million, or 8.6%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Vision segment gross profit margin was 40.5% for the three months ended July 1, 2022, versus a gross profit margin of 38.5% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory efficiency.

Vision segment gross profit for the six months ended July 1, 2022 increased $0.4 million, or 0.8%, versus the prior year period, primarily due to an increase in gross profit margin. Vision segment gross profit margin was 40.6% for the six months ended July 1, 2022, versus a gross profit margin of 39.2% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory efficiency.

Precision Motion

Precision Motion segment gross profit for the three months ended July 1, 2022 increased $18.0 million, or 86.2%, versus the prior year period, primarily due to an increase in revenue. Precision Motion segment gross profit margin was 48.4% for the three months ended July 1, 2022, versus a gross profit margin of 50.0% for the prior year period. The decrease in gross profit margin was primarily attributable to an increase in amortization of purchased intangible assets.

Precision Motion segment gross profit for the six months ended July 1, 2022 increased $40.1 million, or 108.4%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Precision Motion segment gross profit margin was 48.2% for the six months ended July 1, 2022, versus a gross profit margin of 47.3% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory efficiency and utilization, offset by an increase in amortization of purchased intangible assets.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments. These costs for the three months ended July 1, 2022 decreased by $1.2 million versus the prior year period primarily due to reduced COVID-19 testing costs for employees of $1.4 million.

Unallocated corporate and shared services costs for the six months ended July 1, 2022 decreased by $2.1 million versus the prior year period primarily due to reduced COVID-19 testing costs for employees of $2.7 million.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Research and development and engineering	$21,588	$16,954	$42,517	$35,636
Selling, general and administrative	40,538	31,240	79,890	62,893
Amortization of purchased intangible assets	7,173	3,586	14,515	7,161
Restructuring, acquisition, and related costs	2,655	4,634	1,025	8,365
Total	$71,954	$56,414	$137,947	$114,055

Research and Development and Engineering Expenses

Research and Development and Engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $21.6 million, or 10.0% of revenue, during the three months ended July 1, 2022, versus $17.0 million, or 10.1% of revenue, during the prior year period. R&D expenses increased in terms of total dollars primarily due to expenses related to 2021 acquisitions.

R&D expenses were $42.5 million, or 10.1% of revenue, during the six months ended July 1, 2022, versus $35.6 million, or 10.8% of revenue, during the prior year period. R&D expenses increased in terms of total dollars primarily due to expenses related to 2021 acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $40.5 million, or 18.8% of revenue, during the three months ended July 1, 2022, versus $31.2 million, or 18.6% of revenue, during the prior year period. SG&A expenses increased in terms of total dollars primarily due to SG&A expenses related to 2021 acquisitions and increases in variable compensation and discretionary spending.

SG&A expenses were $79.9 million, or 19.0% of revenue, during the six months ended July 1, 2022, versus $62.9 million, or 19.1% of revenue, during the prior year period. SG&A expenses increased in terms of total dollars primarily due to SG&A expenses related to 2021 acquisitions and increases in variable compensation and discretionary spending.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding amortization of developed technologies that is included in cost of revenue, was $7.2 million, or 3.3% of revenue, during the three months ended July 1, 2022, versus $3.6 million, or 2.1% of revenue, during the prior year period. The increase, in terms of total dollars and as a percentage of revenue, was the result of more acquired intangible assets from 2021 acquisitions.

Amortization of purchased intangible assets, excluding amortization of developed technologies that is included in cost of revenue, was $14.5 million, or 3.5% of revenue, during the six months ended July 1, 2022, versus $7.2 million, or 2.2% of revenue, during the prior year period. The increase, in terms of total dollars and as a percentage of revenue, was the result of more acquired intangible assets from 2021 acquisitions.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $2.7 million during the three months ended July 1, 2022, versus $4.6 million during the prior year period. The acquisition and related costs decreased primarily due to a $1.4 million reduction in acquisition and related expenses and a $0.8 million reduction in legal fees, partially offset by a $0.9 million increase in earnout expenses related to prior year acquisitions. The restructuring costs decreased $0.6 million related to decreased expenses for the 2020 restructuring plan.

We recorded restructuring, acquisition, and related costs of $1.0 million during the six months ended July 1, 2022, versus $8.4 million during the prior year period. The acquisition and related costs decreased primarily due to a $2.4 million reduction in earnout expenses related to prior year acquisitions, a $1.8 million reduction in legal fees and a $1.5 million reduction in other acquisition and related expenses. The restructuring costs decreased $1.5 million related to decreased expenses for the 2020 restructuring plan.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Operating Income (Loss)
Photonics	$13,996	$14,196	$27,431	$26,591
Vision	7,024	3,206	12,066	6,572
Precision Motion	14,083	12,279	32,421	19,724
Unallocated Corporate and Shared Services	(11,812)	(13,689)	(24,344)	(25,796)
Total	$23,291	$15,992	$47,574	$27,091

Photonics

Photonics segment operating income was $14.0 million, or 20.1% of revenue, during the three months ended July 1, 2022, versus $14.2 million, or 22.8% of revenue, during the prior year period. The decrease in operating income was primarily due to an increase in R&D costs of $1.1 million and an increase in S&GA expenses of $0.4 million, partially offset by an increase in gross profit of $1.6 million.

Photonics segment operating income was $27.4 million, or 20.7% of revenue, during the six months ended July 1, 2022, versus $26.6 million, or 22.0% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $1.9 million, and a decrease in restructuring, acquisition, and related charges of $1.1 million, partially offset by an increase in R&D costs of $1.0 million and an increase in S&GA expenses of $0.9 million.

Vision

Vision segment operating income was $7.0 million, or 10.7% of revenue, during the three months ended July 1, 2022, versus $3.2 million, or 5.1% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $2.1 million and a decrease in restructuring, acquisition, and related charges of $1.3 million.

Vision segment operating income was $12.1 million, or 9.5% of revenue, during the six months ended July 1, 2022, versus $6.6 million, or 5.0% of revenue, during the prior year period. The increase in operating income was primarily due to a decrease in restructuring, acquisition, and related charges of $2.9 million, a decrease in R&D costs of $1.4 million, a decrease in amortization expense of 0.8 million, and an increase in gross profit of $0.4 million.

Precision Motion

Precision Motion segment operating income was $14.1 million, or 17.5% of revenue, during the three months ended July 1, 2022, versus $12.3 million, or 29.4% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $18.0 million, partially offset by increases in R&D spending of $3.8 million, SG&A expenses of $8.0 million, and amortization expense of $4.0 million primarily as a result of prior year acquisitions.

Precision Motion segment operating income was $32.4 million, or 20.3% of revenue, during the six months ended July 1, 2022, versus $19.7 million, or 25.2% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $40.1 million, and a decrease in restructuring, acquisition, and related charges of $1.6 million, partially offset by increases in R&D spending of $7.3 million, SG&A expenses of $13.7 million, and amortization expense of $8.0 million primarily as a result of prior year acquisitions.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended July 1, 2022 decreased by $1.9 million versus the prior year period primarily due to a decrease in costs related to COVID-19 testing for employees of $1.4 million included in cost of revenue, and a decrease in restructuring, acquisition, and related charges of $1.5 million, partially offset by an increase in SG&A expenses of $0.8 million.

Unallocated corporate and shared services costs for the six months ended July 1, 2022 decreased by $1.5 million versus the prior year period primarily due to a decrease in costs related to COVID-19 testing for employees of $2.7 million included in cost of revenue, and a decrease in restructuring, acquisition, and related charges of $1.7 million, partially offset by an increase in SG&A expenses of $2.4 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Interest income (expense), net	$(2,757)	$(1,378)	$(5,866)	$(2,786)
Foreign exchange transaction gains (losses), net	$152	$(76)	$221	$(333)
Other income (expense), net	$68	$(97)	$(477)	$(167)

Interest Income (Expense), Net

Net interest expense was $2.8 million for the three months ended July 1, 2022, versus $1.4 million in the prior year period. The increase in net interest expense was primarily due to an increase in average debt levels and an increase in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 2.29% during the three months ended July 1, 2022, versus 2.04% during the prior year period.

Net interest expense was $5.9 million for the six months ended July 1, 2022, versus $2.8 million in the prior year period. The increase in net interest expense was primarily due to an increase in average debt levels and an increase in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 2.39% during the six months ended July 1, 2022, versus 2.03% during the prior year period.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were nominal for both the three and six months ended July 1, 2022 and the three and six months ended July 2, 2021.

Other Income (Expense), Net

Net other expense was nominal for the three months ended July 1, 2022 and July 2, 2021. The increase in other expense for the six months ended July 1, 2022 compared to the prior year comparable period was primarily due to a $0.6 million loss from the write-off of a portion of the unamortized deferred financing cost as a result of the Fifth Amendment.

Income Tax Provision (Benefit)

Our effective tax rate for the three months ended July 1, 2022 was 15.8%, versus 19.2% for the prior year period. Our effective tax rate of 15.8% for the three months ended July 1, 2022 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, and R&D tax credits, partially offset by disallowed compensation and uncertain tax position accruals.

Our effective tax rate of 19.2% for the three months ended July 2, 2021, differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, and a release of uncertain tax position reserves, offset by the revaluation of long term deferred tax balances resulting from the U.K. corporate tax rate change.

Our effective tax rate for the six months ended July 1, 2022 was 12.4%, versus 3.5% for the prior year period. Our effective tax rate of 12.4% for the six months ended July 1, 2022 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by disallowed compensation and uncertain tax position accruals. For the six months ended July 1, 2022, the windfall tax benefits upon vesting of certain stock-based compensation awards had a benefit of 1.4% on our effective tax rate.

Our effective tax rate of 3.5% for the six months ended July 2, 2021, differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, other tax credits, a release of uncertain tax positions reserves, and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by the revaluation of long term deferred tax balances resulting from the U.K. corporate tax rate change during the period. For the six months ended July 2, 2021, the windfall tax benefits upon vesting of certain share-based compensation awards had a benefit of 14.7% on our effective tax rate.

Beginning in January 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) requires R&D expenditures be capitalized and amortized for income tax purposes over five years for domestic research and fifteen years for foreign research, rather than being deducted as incurred.  This has the effect of increasing our cash taxes and deferred tax assets. Since January 2022, the Company has recognized deferred tax assets of $6.3 million for the relevant R&D expenditures.  This provision also has an indirect benefit of 3% on our effective tax rate for the six months ended July 1, 2022, as our estimated deductions for Foreign Derived Intangible Income has increased as a result of increased U.S. taxable income. The provision for income taxes for both the three months and the six months ended July 1, 2022 reflects the impact of the TCJA.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside of our control, such as economic consequences of the COVID-19 pandemic, worsening supply chain disruptions and electronics and other material shortages, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, higher interest rates in the U.S. and Europe, availability of borrowings under our revolving credit facility, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Our cash requirements primarily consist of the principal and interest payments associated with our Senior Credit Facilities, operating and finance leases, purchase commitments, pension obligations, contingent considerations and earn-outs. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Through July 1, 2022, we have not entered into any other material new or modified contractual obligations since December 31, 2021.

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

As of July 1, 2022, $72.5 million of our $100.5 million cash and cash equivalents was held by subsidiaries outside of Canada and the U.S. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities (as defined below). Approximately $144.8 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the U.S. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

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

On March 10, 2022, the Company entered into an amendment (the “Fifth Amendment”) to the Credit Agreement to extend the maturity date thereof from December 31, 2024 to March 10, 2027, update the pricing grid, replace LIBOR with SOFR as the reference rate for U.S. dollar borrowings, and increase the uncommitted accordion option from $200 million to $350 million.

As of July 1, 2022, we had $82.2 million term loan and $330.6 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Credit Agreement, plus a margin ranging between 0.00% and 0.75% per annum, determined by reference to our consolidated leverage ratio, or (b) the Eurocurrency Rate, as defined in the Credit Agreement, plus a margin ranging between 0.75% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.30% per annum, determined by reference to our consolidated leverage ratio. As of July 1, 2022, we had outstanding borrowings under the Credit Agreement denominated in Euro and U.S. Dollars of $144.8 million and $268.0 million, respectively.

The Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of July 1, 2022:

	Requirement	Actual
Maximum consolidated leverage ratio (1)	3.50	2.23
Minimum consolidated fixed charge coverage ratio	1.50	9.83
(1)	Maximum consolidated leverage ratio shall be increased to 4.00 for four consecutive quarters following a designated acquisition, as defined in the Fifth Amendment.

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

In October 2018, our Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of common shares. Share repurchases have been made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. During the six months ended July 1, 2022, we repurchased 80 thousand shares for an aggregate purchase price of $9.5 million at an average price of $118.97 per share under the 2018 Repurchase Plan.  As of July 1, 2022, we had repurchased a cumulative total of 264 thousand shares under the 2018 Repurchase Plan for an aggregate purchase price of $25.0 million at an average price of $94.57 per share.  As of July 1, 2022, we had completed the 2018 Repurchase Plan.

In February 2020, our Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of common shares. Share repurchases have been made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. During the six months ended July 1, 2022, we repurchased 4 thousand shares for an aggregate purchase price of $0.5 million at an average price of $116.95 per share under the 2020 Repurchase Plan. As of July 1, 2022, we had $49.5 million available for share repurchases under the 2020 Repurchase Plan.

Cash Flows for the Six Months Ended July 1, 2022 and July 2, 2021

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Six Months Ended
	July 1,	July 2,
	2022	2021
Net cash provided by operating activities	$35,408	$52,014
Net cash used in investing activities	$(12,616)	$(10,843)
Net cash used in financing activities	$(35,473)	$(31,994)

	July 1,	December 31,
	2022	2021
Cash and cash equivalents	$100,489	$117,393
Unused and available funds under the revolving credit facility	$364,441	$348,421

Operating Cash Flows

Cash provided by operating activities was $35.4 million for the six months ended July 1, 2022, versus $52.0 million for the prior year period. Cash provided by operating activities for the six months ended July 1, 2022 decreased from the prior year period primarily due to a $33.5 million increase in inventories driven by increased customer demand and higher critical raw material purchases, and a bonus payout in 2022 of $8.4 million compared to no bonus payout in 2021 as a result of the elimination of our 2020 annual bonus plan, partially offset by an increase in profit before tax from higher revenue.

Beginning in January 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) requires R&D expenditures be capitalized and amortized for income tax purposes over five years for domestic research and fifteen years for foreign research, rather than being deducted as incurred.  This has the effect of increasing our cash taxes and deferred tax assets. If this provision under the TCJA is not deferred, modified, or repealed with retroactive effect going back to January 1, 2022, our operating cash flows are expected to decrease by approximately $10.2 million for the year ending December 31, 2022.

Investing Cash Flows

Cash used in investing activities was $12.6 million for the six months ended July 1, 2022, primarily driven by capital expenditures of $12.1 million and a contingent consideration payment of $1.5 million related to our 2016 asset acquisition of video signal processing and management technologies.

Cash used in investing activities was $10.8 million for the six months ended July 2, 2021, primarily driven by capital expenditures of $8.6 million and a contingent consideration payment of $2.2 million related to our 2016 asset acquisition of video signal processing and management technologies.

We expect to use an aggregate of approximately $25 million to $30 million in 2022 for capital expenditures related to investments in new property, plant and equipment for our existing businesses.

Financing Cash Flows

Cash used in financing activities was $35.5 million for the six months ended July 1, 2022, primarily due to $10 million of repurchase of common stock, $9.5 million of payroll tax payments upon vesting of share-based compensation awards, $12.8 million of term loan and revolving credit facility repayments, and $2.5 million of debt issuance costs in connection with the Fifth Amendment.

Cash used in financing activities was $32.0 million for the six months ended July 2, 2021, primarily due to $18.4 million of payroll tax payments upon vesting of share-based compensation awards, an $8.7 million payment for the purchase of a building under a finance lease agreement, $2.7 million of term loan repayments, and $1.8 million of contingent consideration payments related to acquisitions.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates through July 1, 2022 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended July 1, 2022, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of July 1, 2022, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 1, 2022.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended July 1, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of the Company’s common shares during the three months ended July 1, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value That May Yet Be Purchased Under the Plans or Programs(1)
April 2 - April 29, 2022	—	$—	—	$59,500,104
April 30 - June 3, 2022	62,181	$118.77	62,181	$52,114,867
June 4 - July 1, 2022	21,945	$119.15	21,945	$49,500,120
Total	84,126		84,126
(1)

In October 2018, our Board of Directors approved the 2018 Repurchase Plan, authorizing the repurchase of $25.0 million worth of common shares. During the six months ended July 1, 2022, we repurchased 80 thousand shares under the 2018 Repurchase plan for an aggregate purchase price of $9.5 million and an average price of $118.97 per share.  As of July 1, 2022, we had repurchased a cumulative total of 264 thousand shares under the 2018 Repurchase Plan for an aggregate purchase price of $25.0 million and an average price of $94.57 per share.  As of July 1, 2022, we had completed the 2018 Repurchase Plan.

(2)

In February 2020, our Board of Directors approved the 2020 Repurchase Plan, authorizing the repurchase of an additional $50.0 million worth of common shares. During the six months ended July 1, 2022, we repurchased 4 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $0.5 million and an average price of $116.95 per share.  We had $49.5 million available for share repurchases under the 2020 Repurchase Plan as of July 1, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/2015

3.2	By-Laws of the Registrant, as amended	10-K	001-35083	3.2	03/01/2021

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/2010

3.4	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/2010

3.5	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/2016

3.6	Articles of Amendment of the Registrant, dated April 29, 2022	10-Q	001-35083	3.6	05/10/2022

10.1	Employment Agreement, dated July 11, 2022, between Novanta Inc. and Michele Welsh					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board and Chief Executive Officer	August 9, 2022
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	August 9, 2022
Robert J. Buckley