Form 10-Q
period 2022-09-30
NOVANTA INC
filed 2022-11-08
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 35,690,210 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$84,580	$117,393
Accounts receivable, net of allowance of $741 and $556, respectively	144,633	115,617
Inventories	162,807	125,657
Prepaid income taxes and income taxes receivable	994	1,997
Prepaid expenses and other current assets	14,721	13,161
Total current assets	407,735	373,825
Property, plant and equipment, net	95,030	87,439
Operating lease assets	43,520	48,338
Deferred tax assets	11,538	12,206
Other assets	5,543	5,586
Intangible assets, net	179,113	220,989
Goodwill	465,052	479,500
Total assets	$1,207,531	$1,227,883
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,366	$5,097
Accounts payable	79,577	68,514
Income taxes payable	7,822	4,514
Current portion of operating lease liabilities	7,663	7,334
Accrued expenses and other current liabilities	58,629	98,479
Total current liabilities	158,057	183,938
Long-term debt	438,447	429,361
Operating lease liabilities	40,907	45,700
Deferred tax liabilities	16,519	33,738
Income taxes payable	5,153	4,217
Other liabilities	6,246	9,638
Total liabilities	665,329	706,592
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,689 and 35,601, respectively	423,856	423,856
Additional paid-in capital	51,951	53,768
Retained earnings	115,322	56,533
Accumulated other comprehensive loss	(48,927)	(12,866)
Total stockholders' equity	542,202	521,291
Total liabilities and stockholders’ equity	$1,207,531	$1,227,883

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Revenue	$222,958	$177,726	$642,530	$507,833
Cost of revenue	124,550	101,428	358,601	290,389
Gross profit	98,408	76,298	283,929	217,444
Operating expenses:
Research and development and engineering	21,349	17,468	63,866	53,104
Selling, general and administrative	40,301	31,296	120,191	94,189
Amortization of purchased intangible assets	6,472	4,139	20,987	11,300
Restructuring, acquisition, and related costs	1,625	8,120	2,650	16,485
Total operating expenses	69,747	61,023	207,694	175,078
Operating income	28,661	15,275	76,235	42,366
Interest income (expense), net	(4,062)	(1,710)	(9,928)	(4,496)
Foreign exchange transaction gains (losses), net	2,086	34	2,307	(299)
Other income (expense), net	87	(71)	(390)	(238)
Income before income taxes	26,772	13,528	68,224	37,333
Income tax provision (benefit)	4,282	(75)	9,435	756
Consolidated net income	$22,490	$13,603	$58,789	$36,577

Earnings per common share (Note 5):
Basic	$0.63	$0.38	$1.65	$1.03
Diluted	$0.63	$0.38	$1.64	$1.02

Weighted average common shares outstanding—basic	35,729	35,447	35,625	35,366
Weighted average common shares outstanding—diluted	35,928	35,764	35,881	35,771

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Consolidated net income	$22,490	$13,603	$58,789	$36,577
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(18,972)	(3,248)	(37,672)	(3,602)
Pension liability adjustments, net of tax (2)	710	448	1,611	832
Total other comprehensive income (loss)	(18,262)	(2,800)	(36,061)	(2,770)
Total consolidated comprehensive income	$4,228	$10,803	$22,728	$33,807

(1)
The tax effect on this component of comprehensive income (loss) was nominal for all periods presented.
(2)
The tax effect on this component of comprehensive income (loss) was nominal for all periods presented. See Note 4 to the Consolidated Financial Statements for the total amount of pension liability adjustments reclassified out of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
	# of Shares	Amount	Capital	Earnings	Loss	Total

	Three Months Ended September 30, 2022
Balance at July 1, 2022	35,623	$423,856	$46,146	$92,832	$(30,665)	$532,169
Consolidated net income	—	—	—	22,490	—	22,490
Common shares issued under stock plans	67	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(1)	—	(149)	—	—	(149)
Repurchases of common shares	—	—	—	—	—	—
Share-based compensation	—	—	5,954	—	—	5,954
Other comprehensive income (loss), net of tax	—		—	—	(18,262)	(18,262)
Balance at September 30, 2022	35,689	$423,856	$51,951	$115,322	$(48,927)	$542,202

	Nine Months Ended September 30, 2022
Balance at December 31, 2021	35,601	$423,856	$53,768	$56,533	$(12,866)	$521,291
Consolidated net income	—	—	—	58,789	—	58,789
Common shares issued under stock plans	238	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(66)	—	(9,626)	—	—	(9,626)
Repurchases of common shares	(84)	—	(10,000)	—	—	(10,000)
Share-based compensation	—	—	17,809	—	—	17,809
Other comprehensive income (loss), net of tax	—	—	—	—	(36,061)	(36,061)
Balance at September 30, 2022	35,689	$423,856	$51,951	$115,322	$(48,927)	$542,202

	Three Months Ended October 1, 2021
Balance at July 2, 2021	35,489	$423,856	$52,243	$29,176	$(12,211)	$493,064
Consolidated net income	—	—	—	13,603	—	13,603
Common shares issued under stock plans	199	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(88)	—	(12,244)	—	—	(12,244)
Share-based compensation	—	—	8,490	—	—	8,490
Other comprehensive income (loss), net of tax	—	—	—	—	(2,800)	(2,800)
Balance at October 1, 2021	35,600	$423,856	$48,489	$42,779	$(15,011)	$500,113

	Nine Months Ended October 1, 2021
Balance at December 31, 2020	35,163	$423,856	$58,992	$6,202	$(12,241)	$476,809
Consolidated net income	—	—	—	36,577	—	36,577
Common shares issued under stock plans	658	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(221)	—	(30,672)	—	—	(30,672)
Share-based compensation	—	—	20,169	—	—	20,169
Other comprehensive income (loss), net of tax	—	—	—	—	$(2,770)	(2,770)
Balance at October 1, 2021	35,600	$423,856	$48,489	$42,779	$(15,011)	$500,113

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$58,789	$36,577
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	40,999	30,613
Provision for inventory excess and obsolescence	1,940	3,187
Share-based compensation	17,809	20,169
Deferred income taxes	(14,628)	(3,064)
Inventory acquisition fair value adjustments	—	280
Write-off of unamortized deferred financing costs	624	—
Other	(152)	934
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(34,444)	(21,458)
Inventories	(46,552)	(11,943)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(2,041)	(7,043)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	29,393	19,511
Other non-current assets and liabilities	(1,570)	(1,851)
Net cash provided by operating activities	50,167	65,912
Cash flows from investing activities:
Cash paid for business acquisitions, net of working capital adjustments	(21,565)	(285,181)
Purchases of property, plant and equipment	(15,385)	(14,759)
Payment of contingent consideration related to acquisition of technology assets	(1,470)	(2,200)
Other investing activities	137	—
Net cash used in investing activities	(38,283)	(302,140)
Cash flows from financing activities:
Borrowings under revolving credit facilities	69,941	280,000
Repayments under term loan and revolving credit facilities	(37,791)	(24,036)
Payments of debt issuance costs	(2,492)	—
Payments of withholding taxes from share-based awards	(9,626)	(30,672)
Repurchases of common shares	(10,000)	—
Payments of contingent consideration related to acquisitions	(46,254)	(1,836)
Purchase of a building under finance lease	—	(8,743)
Other financing activities	(447)	(423)
Net cash provided by (used in) financing activities	(36,669)	214,290
Effect of exchange rates on cash and cash equivalents	(8,028)	(721)
Increase (decrease) in cash and cash equivalents	(32,813)	(22,659)
Cash and cash equivalents, beginning of the period	117,393	125,054
Cash and cash equivalents, end of the period	$84,580	$102,395
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,962	$3,679
Cash paid for income taxes	$17,102	$9,231
Income tax refunds received	$164	$1,201

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

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

AS OF SEPTEMBER 30, 2022

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

At the request of its customers, the Company may perform professional services, generally for the maintenance and repair of products previously sold to those customers and for engineering services. Professional services for the maintenance and repair of products are typically short in duration, mostly less than one month, and generally involve a single distinct performance obligation. The related revenue is recognized at a point in time when control transfers to the customer upon completion of professional services. The consideration expected to be received in exchange for such services is typically the contractually stated amount. Certain engineering services are longer in duration and the related revenue is recognized over time. As the Company’s right to payment from a customer is based on the value of engineering services performed, the Company recognizes revenue based on the corresponding value to the customer from the Company’s performance completed to date. Revenue from engineering services aggregated to less than 3% of the Company’s consolidated revenue during the nine months ended September 30, 2022 and October 1, 2021.

The Company occasionally sells separately priced non-standard/extended warranty services or preventative maintenance plans with the sale of products. The transfer of control over the service plans is over time. The Company recognizes the related revenue

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of September 30, 2022 and December 31, 2021, contract liabilities were $6.9 million and $7.3 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The decrease in the contract liability balance during the nine months ended September 30, 2022 is primarily due to $4.4 million of revenue recognized during the period that was included in the contract liability balance as of December 31, 2021, partially offset by cash payments received in advance of satisfying performance obligations.

Disaggregated Revenue

See Note 16 for the Company’s disaggregation of revenue by segment, geography and end market.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

3. Business Combinations

On August 11, 2022, the Company acquired 100% of the outstanding shares of MPH Medical Devices S.R.O. ("MPH"), a Czech Republic-based manufacturer of medical consumables with plastics specialization in making disposable tub-set-like products, for a total purchase price of €21.8 million ($22.4 million), net of cash acquired. The acquisition was financed with borrowings under the Company's revolving credit facility and cash available on hand. The addition of MPH is expected to expand the Company's capacity and capabilities in the medical disposable tube set products within the Vision reportable segment.

Allocation of Purchase Price

The acquisition of MPH has been accounted for as a business combination. The purchase price is allocated based upon a valuation of the fair values of assets acquired and liabilities assumed as of the acquisition date. The excess of the purchase price over the fair values of the acquired tangible assets and assumed liabilities was recorded as goodwill for the acquisition. The Company's estimates and assumptions in determining the estimated fair value of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regard to facts and circumstances that existed as of the acquisition date.

MPH

Based upon preliminary valuation, the total purchase price for MPH was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$182
Accounts receivable	1,658
Inventories	957
Property, plant and equipment	12,094
Goodwill	9,863
Other assets	163
Total assets acquired	24,917
Accounts payable	562
Deferred tax liabilities	1,124
Other liabilities	664
Total liabilities assumed	2,350
Total assets acquired, net of liabilities assumed	22,567
Less: cash acquired	182
Purchase price, net of cash acquired	$22,385

The purchase price allocation is preliminary as the Company is in the process of collecting additional information for the valuation of inventories, property plant and equipment, other liabilities, and unrecognized tax benefits.

The purchase price allocation resulted in $9.9 million of goodwill. As the MPH acquisition was structured as a stock acquisition, the goodwill is not deductible for income tax purposes. The goodwill recorded represents the anticipated future benefits from the expansion of the Company's manufacturing capacity and capabilities for the medical disposal tube set products.

The operating results of MPH were included in the Company's results of operations beginning on August 12, 2022. MPH contributed revenues of $2.1 million and a profit before income taxes of $0.2 million to the Company's operating results for the nine months ended September 30, 2022.

Acquisition Costs

Acquisition costs are included in restructuring, acquisition, and related costs in the consolidated statements of operations. Acquisition costs for MPH were $0.8 million and $0.9 million for the three and nine months ended September 30, 2022, respectively.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

4. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss was as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2021	$(12,866)	$(5,753)	$(7,113)
Other comprehensive income (loss)	(36,363)	(37,672)	1,309
Amounts reclassified from accumulated other comprehensive loss	302	—	302
Balance at September 30, 2022	$(48,927)	$(43,425)	$(5,502)

The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

5. Earnings per Common Share

Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period.

For diluted earnings per common share, the denominator includes the dilutive effect of outstanding common share equivalents. The dilutive effects of outstanding common share equivalents, including outstanding restricted stock units, stock options, relative total shareholder return performance-based restricted stock units (“TSR-PSUs”) and other performance-based restricted stock units (“PSUs”), are determined using the treasury stock method. The dilutive effects of market-based contingently issuable shares from the TSR-PSUs are included in the weighted average common share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period, assuming the end of the reporting period is also the end of the performance period. The dilutive effects of attainment-based contingently issuable shares from other PSUs are included in the weighted average common share calculation only when the performance targets have been achieved based on the cumulative achievement against the performance targets as of the end of the reporting period.

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Numerators:
Consolidated net income	$22,490	$13,603	$58,789	$36,577

Denominators:
Weighted average common shares outstanding— basic	35,729	35,447	35,625	35,366
Dilutive potential common shares	199	317	256	405
Weighted average common shares outstanding— diluted	35,928	35,764	35,881	35,771
Antidilutive potential common shares excluded from above	73	1	104	18

Earnings per Common Share:
Basic	$0.63	$0.38	$1.65	$1.03
Diluted	$0.63	$0.38	$1.64	$1.02

For both the three and nine months ended September 30, 2022, 36 thousand non-GAAP EPS performance-based restricted stock units (“EPS-PSUs”) and 37 thousand operating cash flow performance-based restricted stock units (“OCF-PSUs”) granted to certain members of the executive management team, and 51 thousand performance-based restricted stock units granted to ATI Industrial Automation employees (“ATI-PSUs”) are considered attainment-based contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of September 30, 2022.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

For both the three and nine months ended October 1, 2021, 45 thousand EPS-PSUs and 37 thousand OCF-PSUs granted to certain members of the executive management team, and 213 thousand shares of restricted stock issued to the former Laser Quantum non-controlling interest shareholders were considered attainment-based contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of October 1, 2021.
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

Contingent Considerations

On August 30, 2021, the Company acquired ATI Industrial Automation Inc. (“ATI”). Under the purchase and sale agreement for the ATI acquisition, the former shareholders of ATI (the “Sellers”) are eligible to receive contingent consideration based on ATI’s fiscal year 2021 Adjusted EBITDA, as defined in the purchase and sale agreement. The contingent consideration would be payable in 2022 after the Sellers and the Company agree on the final amount for the Adjusted EBITDA. The estimated fair value of the contingent consideration was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. The fair value of the contingent consideration was $44.0 million as of December 31, 2021. During the nine months ended September 30, 2022, the fair value of the contingent consideration was adjusted to $45.0 million based on the final determination of ATI’s 2021 Adjusted EBITDA. The Company made the contingent consideration payment of $45.0 million in August 2022. The estimated fair value of $44.0 million included in the determination of the purchase price is reported as a cash outflow from financing activities in the consolidated statement of cash flows for the nine months ended September 30, 2022 while the remaining $1.0 million payment is reported as a cash outflow from operating activities.

On July 31, 2019, the Company acquired ARGES GmbH (“ARGES”). Under the purchase and sale agreement for the ARGES acquisition, the former owner of ARGES is eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from August 2019 through December 2026. The undiscounted range of possible contingent consideration is zero to €10.0 million ($11.1 million). If the revenue targets are achieved, the contingent consideration would be payable annually with the first payment due in the first quarter of 2021. The estimated fair value of the contingent consideration of €7.1 million ($7.9 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. During 2020, the fair value of the contingent consideration was adjusted to €4.1 million ($5.1 million). During 2021, the Company made the first

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

installment payment of €0.4 million ($0.4 million) in March 2021 and adjusted the fair value of the contingent consideration to €3.3 million ($3.8 million) as of December 31, 2021. During 2022, the Company made the second installment payment of €0.3 million ($0.4 million) in March 2022. The installment payments are reported as cash outflows from financing activities in the consolidated statement of cash flows for the respective periods. Based on the revenue performance and revenue projections as of September 30, 2022, the fair value of the remaining contingent consideration was adjusted to €0.4 million ($0.4 million).

On April 16, 2019, the Company acquired Ingenia CAT, S.L. (“Ingenia”). Under the purchase and sale agreement for the Ingenia acquisition, the shareholders of Ingenia are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from April 2019 through March 2022. The undiscounted range of possible contingent consideration is zero to €8.0 million ($9.0 million). If the revenue targets are achieved, the contingent consideration would be payable in cash in three annual installments from 2020 to 2022. The estimated fair value of the contingent consideration of €5.8 million ($6.6 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. During 2020, the Company made the first installment payment of €1.0 million ($1.1 million) in May 2020 and adjusted the fair value of the contingent consideration to €2.3 million ($2.9 million) as of the end of the year. During 2021, the Company made the second installment payment of €1.2 million ($1.4 million) in May 2021 and adjusted the fair value of the contingent consideration to €1.5 million ($1.7 million) as of the end of the year. During the three months ended July 1, 2022, the fair value of the remaining contingent consideration was adjusted to €1.8 million ($1.9 million). The Company made the final installment of €1.8 million ($1.9 million) in July 2022. The installment payments are reported as cash outflows from financing activities in the consolidated statement of cash flows for the respective periods.

On December 14, 2016, the Company acquired certain video signal processing and management technologies used in medical visualization solutions. Under the purchase and sale agreement, the former owners are eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from 2018 to 2021 from products utilizing the acquired technologies. The undiscounted range of possible contingent consideration is zero to €5.5 million ($6.6 million). If the revenue targets are achieved, the contingent consideration would be payable in cash in four installments from 2019 to 2022. As the acquired assets did not meet the definition of a business, the fair value of the contingent consideration is recognized when probable and estimable and is capitalized as part of the cost of the acquired assets. Subsequent changes in the estimated fair value of this contingent liability are recorded as adjustments to the carrying value of the assets acquired and are amortized over the remaining useful life of the underlying assets. Based on revenue achievements against the target through the end of 2021, the Company recognized an aggregate fair value of €5.5 million ($6.3 million) for the acquired intangible assets. The Company made the first installment payment of €2.4 million ($2.6 million) in February 2020, the second installment payment of €1.8 million ($2.2 million) in February 2021, and the final installment payment of €1.3 million ($1.5 million) in March 2022. The installment payments have been reported as cash outflows from investing activities in the consolidated statements of cash flows.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,596	$1,596	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	1,521	—	1,521	—
	$3,117	$1,596	$1,521	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$113	$—	$—	$113
Foreign currency forward contracts	794	—	794	—
Other liabilities:
Contingent considerations - Long-term	274	—	—	274
	$1,181	$—	$794	$387

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,711	$1,711	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	137	—	137	—
	$1,848	$1,711	$137	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$47,522	$—	$—	$47,522
Foreign currency forward contracts	160	—	160	—
Other liabilities:
Contingent considerations - Long-term	3,402	—	—	3,402
	$51,084	$—	$160	$50,924

Changes in the fair value of Level 3 contingent considerations during the nine months ended September 30, 2022 were as follows (in thousands):

Amount
Balance at December 31, 2021	$50,924
Payments	(48,725)
Fair value adjustments	(1,382)
Effect of foreign exchange rates	(430)
Balance at September 30, 2022	$387

See Note 10 to Consolidated Financial Statements for a discussion of the estimated fair value of the Company’s outstanding debt.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

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

As of September 30, 2022, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $87.3 million and a net gain of $0.7 million, respectively. As of December 31, 2021, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $50.0 million and a net loss of less than $0.1 million, respectively.

The Company recognized an aggregate net loss of $0.8 million and $2.3 million for the three and nine months ended September 30, 2022, respectively. The Company recognized an aggregate net gain of $0.3 million and of $0.9 million for the three and nine months ended October 1, 2021, respectively. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

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

The following table summarizes changes in goodwill during the nine months ended September 30, 2022 (in thousands):

Balance at beginning of the period	$479,500
Goodwill acquired from acquisitions	9,863
Effect of foreign exchange rate changes	(24,311)
Balance at end of the period	$465,052

Goodwill by reportable segment as of September 30, 2022 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$201,864	$162,128	$252,289	$616,281
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$99,403	$130,406	$235,243	$465,052

Goodwill by reportable segment as of December 31, 2021 was as follows (in thousands):

	Reportable Segment
	Photonics	Vision	Precision Motion	Total
Goodwill	$214,564	$160,675	$255,490	$630,729
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$112,103	$128,953	$238,444	$479,500

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

Intangible Assets

Intangible assets as of September 30, 2022 and December 31, 2021, respectively, are summarized as follows (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$178,968	$(125,375)	$53,593	$189,609	$(122,130)	$67,479
Customer relationships	215,274	(112,689)	102,585	228,656	(104,386)	124,270
Customer backlog	6,795	(6,795)	—	6,862	(2,254)	4,608
Trademarks and trade names	22,644	(12,736)	9,908	23,976	(12,371)	11,605
Amortizable intangible assets	423,681	(257,595)	166,086	449,103	(241,141)	207,962
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$436,708	$(257,595)	$179,113	$462,130	$(241,141)	$220,989

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

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Amortization expense – cost of revenue	$3,247	$3,316	$10,004	$9,275
Amortization expense – operating expenses	6,472	4,139	20,987	11,300
Total amortization expense	$9,719	$7,455	$30,991	$20,575

Estimated amortization expense for each of the five succeeding years and thereafter as of September 30, 2022 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2022 (remainder of year)	$3,186	$5,242	$8,428
2023	11,583	19,633	31,216
2024	9,434	16,467	25,901
2025	8,041	13,931	21,972
2026	6,750	11,835	18,585
Thereafter	14,599	45,385	59,984
Total	$53,593	$112,493	$166,086

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	September 30,	December 31,
	2022	2021
Raw materials	$112,259	$84,038
Work-in-process	23,978	20,600
Finished goods	25,485	19,486
Demo and consigned inventory	1,085	1,533
Total inventories	$162,807	$125,657

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

Accrued Expenses and Other Current Liabilities

	September 30,	December 31,
	2022	2021
Accrued compensation and benefits	$32,300	$24,725
Accrued warranty	4,738	4,783
Contract liabilities, current portion	6,695	6,995
Finance lease obligations	651	599
Accrued contingent considerations and earn-outs	113	47,522
Other	14,132	13,855
Total	$58,629	$98,479

Accrued Warranty

	Nine Months Ended
	September 30,	October 1,
	2022	2021
Balance at beginning of the period	$4,783	$4,919
Provision charged to cost of revenue	2,091	1,215
Warranty liabilities acquired from acquisitions	—	541
Use of provision	(1,933)	(2,075)
Foreign currency exchange rate changes	(203)	(73)
Balance at end of the period	$4,738	$4,527

Other Long-Term Liabilities

	September 30,	December 31,
	2022	2021
Finance lease obligations	$4,825	$5,309
Accrued contingent considerations and earn-outs	274	3,402
Other	1,147	927
Total	$6,246	$9,638

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

10. Debt

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Senior Credit Facilities – term loan	$4,399	$5,126
Less: unamortized debt issuance costs	(33)	(29)
Total current portion of long-term debt	$4,366	$5,097

Senior Credit Facilities – term loan	$71,260	$86,879
Senior Credit Facilities – revolving credit facility	372,287	346,579
Less: unamortized debt issuance costs	(5,100)	(4,097)
Total long-term debt	$438,447	$429,361

Total Senior Credit Facilities	$442,813	$434,458

Senior Credit Facilities

On December 31, 2019, the Company entered into an amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”) with existing lenders for an aggregate credit facility of $450.0 million, consisting of a $100.0 million U.S. dollar equivalent euro-denominated (approximately €90.2 million) 5-year term loan facility and a $350.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in December 2024 and include an uncommitted accordion option pursuant to which the commitments under the revolving credit facility may be increased by an additional $200.0 million in aggregate, subject to certain customary conditions.

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million beginning in March 2020, with the remaining balance due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at any time through March 2027. The Company made principal payments of €3.4 million ($3.5 million) towards its term loan and $34.3 million towards its revolving credit facility during the nine months ended September 30, 2022.

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

The Company is required to satisfy certain financial and non-financial covenants under the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of September 30, 2022.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

Fair Value of Debt

As of September 30, 2022 and December 31, 2021, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

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

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Operating lease cost	$2,544	$2,418	$7,936	$6,213
Finance lease cost
Amortization of right-of-use assets	150	149	451	451
Interest on lease liabilities	77	85	234	257
Variable lease cost	271	275	888	834
Total lease cost	$3,042	$2,927	$9,509	$7,755

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	September 30,	December 31,
	2022	2021
Operating leases
Operating lease right-of-use assets	$43,520	$48,338

Current portion of operating lease liabilities	$7,663	$7,334
Operating lease liabilities	40,907	45,700
Total operating lease liabilities	$48,570	$53,034

Finance leases
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(5,520)	(5,068)
Finance lease assets included in property, plant and equipment, net	$4,062	$4,514

Accrued expenses and other current liabilities	$651	$599
Other liabilities	4,825	5,309
Total finance lease liabilities	$5,476	$5,908

Weighted-average remaining lease term (in years):
Operating leases	8.2	9.0
Finance leases	6.8	7.5
Weighted-average discount rate:
Operating leases	4.67%	4.72%
Finance leases	5.54%	5.54%

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Nine Months Ended
	September 30,	October 1,
	2022	2021
Cash paid for amounts included in lease liabilities:
Operating cash flows from finance leases	$234	$257
Operating cash flows from operating leases	$5,921	$5,562
Financing cash flows from finance leases	$447	$9,166
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,621	$15,340

During the nine months ended October 1, 2021, the Company paid $8.7 million upon the exercise of an option to purchase a building under a finance lease agreement in Germany. The cash payment is presented as a cash outflow from financing activities in the consolidated statement of cash flows.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

Future minimum lease payments under operating and finance leases expiring subsequent to September 30, 2022, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2022 (remainder of year)	$2,434	$243
2023	9,030	930
2024	8,376	954
2025	8,013	954
2026	6,940	979
Thereafter	25,347	2,506
Total minimum lease payments	60,140	6,566
Less: Interest	(11,570)	(1,090)
Present value of lease liabilities	$48,570	$5,476

12. Preferred and Common Shares and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of September 30, 2022, no preferred shares had been issued and outstanding.

Common Share Repurchases

In October 2018, the Company’s Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”), authorizing the repurchase of $25.0 million worth of the Company’s common shares. During the three months ended July 1, 2022, the Company completed the 2018 Repurchase Plan and repurchased 80 thousand shares for an aggregate purchase price of $9.5 million at an average price of $118.97 per share. Since the inception of the 2018 Repurchase Plan, the Company has repurchased a cumulative total of 264 thousand shares for an aggregate purchase price of $25.0 million at an average price of $94.57 per share.

In February 2020, the Company’s Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”), authorizing the repurchase of an additional $50.0 million worth of the Company’s common shares. During the three months ended July 1, 2022, the Company repurchased 4 thousand shares for an aggregate purchase price of $0.5 million at an average price of $116.95 per share under the 2020 Repurchase Plan. During the three months ended September 30, 2022, the Company did not repurchase any shares. As of September 30, 2022, the Company had $49.5 million available for future share repurchases under the 2020 Repurchase Plan.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Selling, general and administrative	$4,649	$4,360	$13,906	$13,123
Research and development and engineering	586	534	1,780	1,776
Cost of revenue	719	631	2,123	2,305
Restructuring, acquisition, and related costs	—	2,965	—	2,965
Total share-based compensation expense	$5,954	$8,490	$17,809	$20,169

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors of $1.1 million and $1.1 million during the nine months ended September 30, 2022 and October 1, 2021, respectively.

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

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors (the "Board"). Compensation expense associated with the DSUs is recognized in full on the date of grant, as the DSUs are fully vested and non-forfeitable upon grant. Outstanding DSUs are converted into common shares upon Board members' resignation or retirement from the Board. During the nine months ended September 30, 2022, 52 thousand shares of outstanding DSUs were converted into common shares upon the retirement or resignation of certain Board members. There were 38 thousand and 91 thousand DSUs outstanding as of September 30, 2022 and December 31, 2021, respectively. Outstanding DSUs are included in the calculation of weighted average basic shares outstanding for the respective periods.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 30, 2022:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	292	$115.42
Granted	118	$136.41
Vested	(135)	$114.12
Forfeited	(13)	$126.79
Unvested at September 30, 2022	262	$124.72
Expected to vest as of September 30, 2022	242

The total fair value of RSUs and DSUs that vested during the nine months ended September 30, 2022 was $18.1 million based on the market price of the underlying shares on the date of vesting.

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

AS OF SEPTEMBER 30, 2022

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

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 30, 2022:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	162	$122.26
Granted	107	$159.00
Vested	(41)	$108.58
Forfeited	(10)	$156.62
Unvested at September 30, 2022	218	$144.40
Expected to vest as of September 30, 2022	230

The unvested PSUs are shown at target in the table above. As of September 30, 2022, the maximum number of common shares to be earned under these PSU grants was approximately 343 thousand shares.

The total fair value of PSUs that vested during the nine months ended September 30, 2022 was $7.2 million based on the market price of the underlying common shares on the date of vesting.

The fair value of the TSR-PSUs at the date of grant was estimated using the Monte Carlo valuation method with the following assumptions:

Nine Months Ended September 30, 2022
Grant-date stock price	$137.29
Expected volatility	40.33%
Risk-free interest rate	1.81%
Expected annual dividend yield	—
Fair value	$144.38

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

The table below summarizes activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 30, 2022:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2021	60	$14.13
Granted	40	$135.86
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of September 30, 2022	100	$62.77
Exercisable as of September 30, 2022	60
Expected to vest as of September 30, 2022	40

The aggregate Black-Scholes fair value of $1.9 million for the stock options granted during the nine months ended September 30, 2022 was estimated using the following assumptions as of the grant date:

Nine Months Ended September 30, 2022
Expected option term in years	4.5
Expected volatility	39.3%
Risk-free interest rate	1.83%
Expected annual dividend yield	—

The expected option term was calculated using the simplified method permitted under Codification of Staff Accounting Bulletins Topic 14, “Share-Based Payment”. The expected volatility was determined based on the historical volatility of the Company’s common shares over the expected option term. Risk-free interest rate was based upon treasury instrument whose term was six months longer than the expected option term. The expected annual dividend yield is zero as the Company does not have plans to issue dividends.
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

The Company's effective tax rate of 16.0% for the three months ended September 30, 2022 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, and R&D tax credits, partially offset by disallowed compensation and uncertain tax position accruals.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

The Company's effective tax rate of 13.8% for the nine months ended September 30, 2022 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and windfall tax benefits upon vesting of certain share-based compensation awards during the period, partially offset by disallowed compensation and uncertain tax position accruals. For the nine months ended September 30, 2022, the windfall tax benefits upon vesting of certain share-based compensation awards had a benefit of 0.2% on the Company’s effective tax rate.

Beginning in January 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) requires that research and development (“R&D”) expenditures be capitalized and amortized for income tax purposes over five years for domestic research and fifteen years for foreign research, rather than being deducted as incurred. This has the effect of increasing the Company’s cash taxes and deferred tax assets. Since January 2022, the Company has recognized deferred tax assets of $9.2 million for the relevant R&D expenditures. This provision also has an indirect benefit of 3.8% on the Company’s effective tax rate for the nine months ended September 30, 2022, as the Company’s estimated Foreign Derived Intangible Income deduction has increased as a result of increased U.S. taxable income. The provision for income taxes for both the three months and the nine months ended September 30, 2022 reflects the impact of the TCJA.

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

14. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
2022 restructuring	$889	$—	$889	$—
2020 restructuring	887	5,185	2,119	7,688
2019 restructuring	—	—	—	208
Total restructuring charges	$1,776	$5,185	$3,008	$7,896
Acquisition and related charges	(151)	2,935	(358)	8,589
Total restructuring, acquisition, and related costs	$1,625	$8,120	$2,650	$16,485

2022 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2022 restructuring program in the third quarter of 2022. This program is focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program is focused on cost reduction actions that improve gross margins for the overall company in line with the Company's multi-year gross margin expansion program. During the three months ended September 30, 2022, the Company recorded $0.9 million in severance costs in connection with the 2022 restructuring program. The $0.9 million severance costs were included in the Company's Photonics segment. As of September 30, 2022, the Company had incurred cumulative costs related to this restructuring plan totaling $0.9 million. The Company anticipates substantially completing the 2022 restructuring program by the end of 2023 and expects to incur additional restructuring charges of $5.0 million to $6.0 million related to the 2022 restructuring program.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program is focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program is focused on cost reduction actions that improve gross margins for the overall company. During the three and nine months ended September 30, 2022, the Company recorded $0.9 million and $2.1 million, respectively, in severance and other costs in connection with the 2020 restructuring program. As of September 30, 2022, the Company had incurred cumulative costs related to this restructuring plan totaling $10.2 million. The Company anticipates substantially completing the 2020 restructuring program in the first quarter of 2023 and expects to incur additional restructuring charges of $1.5 million to $2.0 million related to the 2020 restructuring program.

The following table summarizes restructuring costs associated with the 2020 restructuring program by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Photonics	$758	$2,349	$1,952	$2,839
Vision	101	193	207	890
Precision Motion	22	2,643	(46)	3,959
Unallocated Corporate and Shared Services	6	—	6	—
Total	$887	$5,185	$2,119	$7,688

2019 Restructuring

During the fourth quarter of 2018, the Company implemented a restructuring plan intended to realign operations, reduce costs, achieve operational efficiencies and focus resources on growth initiatives (the “2019 restructuring plan”). The Company did not incur any costs related to the 2019 restructuring plan during the three and nine months ended September 30, 2022. As of December 31, 2021, the Company incurred cumulative costs related to this restructuring plan totaling $9.0 million. The 2019 restructuring program was completed in 2021.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility	Other
Balance at December 31, 2021	$2,686	$2,107	$550	$29
Restructuring charges	3,008	1,303	1,432	273
Cash payments	(2,519)	(1,527)	(722)	(270)
Non-cash charges and other adjustments	(1,325)	(163)	(1,160)	(2)
Balance at September 30, 2022	$1,850	$1,720	$100	$30

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $0.8 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, and $2.9 million and $4.7 million for the three and nine months ended October 1, 2021, respectively. The Company incurred zero costs for the three and nine months ended September 30, 2022, and $0.1 million and $1.9 million in legal costs for the three and nine months ended October 1, 2021 related to a dispute involving a company that was acquired in 2019. During the three and nine months ended September 30, 2022, the Company recognized $(1.0) million and $(1.4) million, respectively, of earn-out expenses (income) related to prior-year acquisitions. During the three and nine months ended October 1, 2021, the Company recognized less than $(0.1) million and $1.9 million, respectively, of earn-out expenses (income) related to prior-year acquisitions. The majority of acquisition and related costs for the three and nine months ended September 30, 2022 were included in the Company’s Precision Motion, Photonics, and Unallocated Corporate and Shared Services reportable segments. The majority of acquisition and related costs for the three and nine months ended October 1, 2021 were included in the Company’s Precision Motion, Vision, and Unallocated Corporate and Shared Services reportable segments.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

Guarantees and Indemnifications

In the normal course of its operations, the Company executes agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, sale of assets, sale of products, and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which they are involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. Certain of the Company’s officers and directors are also a party to indemnification agreements with the Company. These indemnification agreements provide, among other things, that the director or officer shall be indemnified to the fullest extent permitted by applicable law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such director or officer in connection with any proceeding by reason of their relationship with the Company. In addition, the indemnification agreements provide for the advancement of expenses incurred by such director or officer in connection with any proceeding covered by the indemnification agreement, subject to the conditions set forth therein and to the extent such advancement is not prohibited by law. The indemnification agreements also set out the procedures for determining entitlement to indemnification, the requirements relating to notice and defense of claims for which indemnification is sought, the procedures for enforcement of indemnification rights, the limitations on and exclusions from indemnification, and the minimum levels of directors and officers liability insurance to be maintained by the Company.

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

AS OF SEPTEMBER 30, 2022

(Unaudited)

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
Revenue	2022	2021	2022	2021
Photonics	$70,799	$55,263	$203,042	$176,113
Vision	73,345	65,346	200,911	196,429
Precision Motion	78,814	57,117	238,577	135,291
Total	$222,958	$177,726	$642,530	$507,833

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
Gross Profit	2022	2021	2022	2021
Photonics	$34,699	$25,311	$94,268	$83,014
Vision	28,201	24,763	79,966	76,132
Precision Motion	36,832	27,743	113,846	64,694
Unallocated Corporate and Shared Services	(1,324)	(1,519)	(4,151)	(6,396)
Total	$98,408	$76,298	$283,929	$217,444

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
Gross Profit Margin	2022	2021	2022	2021
Photonics	49.0%	45.8%	46.4%	47.1%
Vision	38.4%	37.9%	39.8%	38.8%
Precision Motion	46.7%	48.6%	47.7%	47.8%
Total	44.1%	42.9%	44.2%	42.8%

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
Operating Income (Loss)	2022	2021	2022	2021
Photonics	$18,351	$9,294	$45,782	$35,885
Vision	8,744	5,606	20,811	12,178
Precision Motion	15,800	14,957	48,222	34,681
Unallocated Corporate and Shared Services	(14,234)	(14,582)	(38,580)	(40,378)
Total	$28,661	$15,275	$76,235	$42,366

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
Depreciation and Amortization Expenses	2022	2021	2022	2021
Photonics	$2,760	$2,901	$8,234	$8,703
Vision	4,240	5,239	12,989	15,793
Precision Motion	6,050	2,691	19,467	5,916
Unallocated Corporate and Shared Services	93	59	309	201
Total	$13,143	$10,890	$40,999	$30,613

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(Unaudited)

Revenue by Geography

The Company aggregates geographic revenue based on the customer locations where products are shipped to. Revenue by geography was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
United States	$99,230	$72,972	$268,585	$191,699
Germany	34,625	25,313	99,526	71,448
Rest of Europe	33,996	34,163	105,327	105,338
China	24,209	22,230	80,877	68,286
Rest of Asia-Pacific	26,886	21,256	74,400	64,765
Other	4,012	1,792	13,815	6,297
Total	$222,958	$177,726	$642,530	$507,833

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

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Medical	50%	53%	48%	53%
Advanced Industrial	50%	47%	52%	47%
Total	100%	100%	100%	100%

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

Medical Market

For the nine months ended September 30, 2022, the medical market accounted for approximately 48% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the nine months ended September 30, 2022, the advanced industrial market accounted for approximately 52% of our revenue. Revenue from our products sold to the advanced industrial market is affected by several factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, financial conditions of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index (PMI) on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Acquisition of MPH Medical Devices S.R.O.

On August 11, 2022, we acquired 100% of the outstanding shares of MPH Medical Devices S.R.O. ("MPH"), a Czech Republic-based manufacturer of medical consumables with plastics specialization in making disposable tub-set-like products, for a total purchase price of €21.8 million ($22.4 million), net of cash acquired. The acquisition was financed with borrowings under our revolving credit facility and cash available on hand. The addition of MPH is expected to expand the Company's manufacturing capacity and capabilities in the medical disposable tube set products within the Vision reportable segment.

Amendment to Credit Agreement

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

Impact of COVID-19 and Supply Chain Disruptions on Our Business

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

Infection rates and the corresponding public health restrictions varied across the countries in which we operate. Some governmental authorities have continued to implement numerous evolving measures to try to contain the virus, such as travel bans and restrictions, masking recommendations and mandates, vaccine recommendations and mandates, limitations on gatherings, mandatory quarantines, shelter-in-place orders, and business shutdowns. While COVID-19 restrictions have been relaxed in the U.S. and Europe, in response to outbreaks of infection in various locations within China, governmental authorities have implemented lockdown orders in some areas, significantly slowing economic and business activities. Our manufacturing and distribution operations in China have been impacted to a limited degree by these lockdowns. The extent to which government lockdowns in China or any other country will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be reasonably estimated at this time.

Through September 30, 2022, we have experienced disruptions to our supply chain as a result of the COVID-19 pandemic and global electronics and other raw material shortages. While we regularly monitor the manufacturing output of companies in our supply chain, disruptions to our suppliers and/or sub-suppliers caused by these events could further challenge our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations and customer relationships.

To mitigate the risk of supply interruptions from the COVID-19 pandemic and the global electronics and other raw material shortages, we are identifying alternative suppliers and distributors, sourcing raw materials from different supplier and distributor locations, modifying our product designs where feasible to allow for alternative components to be used without compromising quality, performance or other requirements, in-sourcing production of parts where feasible, and taking other actions to ensure a sustainable supply of raw materials. Despite our mitigation actions, if certain suppliers cannot produce a key part or component for us, or if the receipt of certain materials is otherwise delayed, we may miss our scheduled shipment deadlines and our relationship with customers may be harmed.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended October 1, 2021

Overview of Financial Results

Total revenue of $223.0 million for the three months ended September 30, 2022 increased $45.2 million, or 25.5%, from the prior year period primarily due to revenue from prior year acquisitions and increased demand in the advanced industrial and medical markets. The effect of our prior year acquisitions resulted in an increase in revenue of $22.3 million, or 12.6%. In addition, foreign currency exchange rates adversely impacted our revenue by $13.7 million, or 7.7%, for the three months ended September 30, 2022.

Total revenue of $642.5 million for the nine months ended September 30, 2022 increased $134.7 million, or 26.5%, from the prior year period primarily due to revenue from prior year acquisitions and increased demand in the advanced industrial and medical markets. The effect of our prior year acquisitions resulted in an increase in revenue of $90.1 million, or 17.7%. In addition, foreign currency exchange rates adversely impacted our revenue by $25.6 million, or 5.0%, for the nine months ended September 30, 2022.

Operating income of $28.7 million for the three months ended September 30, 2022 increased $13.4 million, or 87.6%, from the prior year period. This increase was attributable to an increase in gross profit of $22.1 million primarily attributable to higher revenue, an increase in gross profit margin, and a decrease in restructuring, acquisition, and related charges of $6.5 million, partially offset by an increase in research and development and engineering (“R&D”) expenses of $3.9 million, an increase in selling, general and administrative (“SG&A”) expenses of $9.0 million and an increase in amortization expense of $2.3 million.

Operating income of $76.2 million for the nine months ended September 30, 2022 increased $33.9 million, or 79.9%, from the prior year period. This increase was attributable to an increase in gross profit of $66.5 million primarily attributable to higher revenue, an increase in gross profit margin, and a decrease in restructuring, acquisition, and related charges of $13.8 million, partially offset by an increase in R&D expenses of $10.8 million, an increase in SG&A expenses of $26.0 million and an increase in amortization expense of $9.7 million.

Basic earnings per common share (“Basic EPS”) of $0.63 for the three months ended September 30, 2022 increased $0.25 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.63 for the three months ended September 30, 2022 increased $0.25 from the prior year period. The increases were primarily attributable to an increase in operating income, partially offset by an increase in income tax provision.

Basic EPS of $1.65 for the nine months ended September 30, 2022 increased $0.62 from the prior year period. Diluted EPS of $1.64 for the nine months ended September 30, 2022 increased $0.62 from the prior year period. The increases were primarily attributable to an increase in operating income, partially offset by an increase in income tax provision.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	September 30,	October 1,	Increase	Percentage
	2022	2021	(Decrease)	Change
Photonics	$70,799	$55,263	$15,536	28.1%
Vision	73,345	65,346	7,999	12.2%
Precision Motion	78,814	57,117	21,697	38.0%
Total	$222,958	$177,726	$45,232	25.5%

	Nine Months Ended
	September 30,	October 1,	Increase	Percentage
	2022	2021	(Decrease)	Change
Photonics	$203,042	$176,113	$26,929	15.3%
Vision	200,911	196,429	4,482	2.3%
Precision Motion	238,577	135,291	103,286	76.3%
Total	$642,530	$507,833	$134,697	26.5%

Photonics

Photonics segment revenue for the three months ended September 30, 2022 increased by $15.5 million, or 28.1%, versus the prior year period, primarily due to increased demand in advanced industrial and medical markets.

Photonics segment revenue for the nine months ended September 30, 2022 increased by $26.9 million, or 15.3%, versus the prior year period, primarily due to increased demand in advanced industrial and medical markets.

Vision

Vision segment revenue for the three months ended September 30, 2022 increased by $8.0 million, or 12.2%, versus the prior year period, primarily due to increases in sales from our minimally invasive surgery products.

Vision segment revenue for the nine months ended September 30, 2022 increased by $4.5 million, or 2.3%, versus the prior year period, primarily due to increases in sales from our minimally invasive surgery products, partially offset by shortages of raw materials and other supply chain disruptions.

Precision Motion

Precision Motion segment revenue for the three months ended September 30, 2022 increased by $21.7 million, or 38.0%, versus the prior year period, primarily due to $20.3 million of revenue contributions from 2021 acquisitions.

Precision Motion segment revenue for the nine months ended September 30, 2022 increased by $103.3 million, or 76.3%, versus the prior year period, primarily due to $88.0 million of revenue contributions from 2021 acquisitions and increased demand in advanced industrial and medical markets.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Gross profit:
Photonics	$34,699	$25,311	$94,268	$83,014
Vision	28,201	24,763	79,966	76,132
Precision Motion	36,832	27,743	113,846	64,694
Unallocated Corporate and Shared Services	(1,324)	(1,519)	(4,151)	(6,396)
Total	$98,408	$76,298	$283,929	$217,444
Gross profit margin:
Photonics	49.0%	45.8%	46.4%	47.1%
Vision	38.4%	37.9%	39.8%	38.8%
Precision Motion	46.7%	48.6%	47.7%	47.8%

Total	44.1%	42.9%	44.2%	42.8%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, trade tariffs, freight costs, headcount, inventory obsolescence and warranty expenses.

Photonics

Photonics segment gross profit for the three months ended September 30, 2022 increased $9.4 million, or 37.1%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Photonics segment gross profit margin was 49.0% for the three months ended September 30, 2022, versus a gross profit margin of 45.8% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory productivity and utilization.

Photonics segment gross profit for the nine months ended September 30, 2022 increased $11.3 million, or 13.6%, versus the prior year period, primarily due to an increase in revenue. Photonics segment gross profit margin was 46.4% for the nine months ended September 30, 2022, versus a gross profit margin of 47.1% for the prior year period. The decrease in gross profit margin was primarily attributable to supply chain disruptions and overall raw material cost inflation.

Vision

Vision segment gross profit for the three months ended September 30, 2022 increased $3.4 million, or 13.9%, versus the prior year period, primarily due to an increase in revenue. Vision segment gross profit margin was 38.4% for the three months ended September 30, 2022, versus a gross profit margin of 37.9% for the prior year period.

Vision segment gross profit for the nine months ended September 30, 2022 increased $3.8 million, or 5.0%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Vision segment gross profit margin was 39.8% for the nine months ended September 30, 2022, versus a gross profit margin of 38.8% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory efficiency.

Precision Motion

Precision Motion segment gross profit for the three months ended September 30, 2022 increased $9.1 million, or 32.8%, versus the prior year period, primarily due to an increase in revenue. Precision Motion segment gross profit margin was 46.7% for the three months ended September 30, 2022, versus a gross profit margin of 48.6% for the prior year period. The decrease in gross profit margin was primarily attributable to supply chain disruptions, raw material cost inflation and unfavorable product mix.

Precision Motion segment gross profit for the nine months ended September 30, 2022 increased $49.2 million, or 76.0%, versus the prior year period, primarily due to an increase in revenue. Precision Motion segment gross profit margin was 47.7% for the nine months ended September 30, 2022, versus a gross profit margin of 47.8% for the prior year period.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments. These costs for the three months ended September 30, 2022 decreased by $0.2 million versus the prior year period.

Unallocated corporate and shared services costs for the nine months ended September 30, 2022 decreased by $2.2 million versus the prior year period primarily due to reduced COVID-19 testing costs for employees of $3.1 million.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Research and development and engineering	$21,349	$17,468	$63,866	$53,104
Selling, general and administrative	40,301	31,296	120,191	94,189
Amortization of purchased intangible assets	6,472	4,139	20,987	11,300
Restructuring, acquisition, and related costs	1,625	8,120	2,650	16,485
Total	$69,747	$61,023	$207,694	$175,078

Research and Development and Engineering Expenses

Research and Development and Engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $21.3 million, or 9.6% of revenue, during the three months ended September 30, 2022, versus $17.5 million, or 9.8% of revenue, during the prior year period. R&D expenses increased in terms of total dollars primarily due to expenses related to 2021 acquisitions.

R&D expenses were $63.9 million, or 9.9% of revenue, during the nine months ended September 30, 2022, versus $53.1 million, or 10.5% of revenue, during the prior year period. R&D expenses increased in terms of total dollars primarily due to expenses related to 2021 acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $40.3 million, or 18.1% of revenue, during the three months ended September 30, 2022, versus $31.3 million, or 17.6% of revenue, during the prior year period. SG&A expenses increased in terms of total dollars and as a percentage of revenue primarily due to SG&A expenses related to 2021 acquisitions and increases in variable compensation and discretionary spending.

SG&A expenses were $120.2 million, or 18.7% of revenue, during the nine months ended September 30, 2022, versus $94.2 million, or 18.5% of revenue, during the prior year period. SG&A expenses increased in terms of total dollars and as a percentage of revenue primarily due to SG&A expenses related to 2021 acquisitions and increases in variable compensation and discretionary spending.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding amortization of developed technologies that is included in cost of revenue, was $6.5 million, or 2.9% of revenue, during the three months ended September 30, 2022, versus $4.1 million, or 2.3% of revenue, during the prior year period. The increase, in terms of total dollars and as a percentage of revenue, was the result of more acquired intangible assets from 2021 acquisitions.

Amortization of purchased intangible assets, excluding amortization of developed technologies that is included in cost of revenue, was $21.0 million, or 3.3% of revenue, during the nine months ended September 30, 2022, versus $11.3 million, or 2.2% of revenue, during the prior year period. The increase, in terms of total dollars and as a percentage of revenue, was the result of more acquired intangible assets from 2021 acquisitions.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $1.6 million during the three months ended September 30, 2022, versus $8.1 million during the prior year period. The acquisition and related costs decreased primarily due to a $2.1 million reduction in acquisition and related expenses and a $1.0 million reduction in earnout expense related to a prior year acquisition. The restructuring costs decreased $3.5 million primarily related to decreased expenses for the restructuring plans.

We recorded restructuring, acquisition, and related costs of $2.7 million during the nine months ended September 30, 2022, versus $16.5 million during the prior year period. The acquisition and related costs decreased primarily due to a $3.4 million reduction in earnout expenses related to prior year acquisitions, a $2.0 million reduction in legal fees and a $3.6 million reduction in other acquisition and related expenses. The restructuring costs decreased $4.9 million related to decreased expenses for the restructuring plans.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Operating Income (Loss)
Photonics	$18,351	$9,294	$45,782	$35,885
Vision	8,744	5,606	20,811	12,178
Precision Motion	15,800	14,957	48,222	34,681
Unallocated Corporate and Shared Services	(14,234)	(14,582)	(38,580)	(40,378)
Total	$28,661	$15,275	$76,235	$42,366

Photonics

Photonics segment operating income was $18.4 million, or 25.9% of revenue, during the three months ended September 30, 2022, versus $9.3 million, or 16.8% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $9.4 million, and a decrease in restructuring, acquisition, and related costs of $1.6 million, partially offset by an increase in R&D costs of $1.0 million and an increase in SG&A expenses of $0.9 million.

Photonics segment operating income was $45.8 million, or 22.5% of revenue, during the nine months ended September 30, 2022, versus $35.9 million, or 20.4% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $11.3 million, and a decrease in restructuring, acquisition, and related costs of $2.6 million, partially offset by an increase in R&D costs of $2.0 million and an increase in SG$A expenses of $1.8 million.

Vision

Vision segment operating income was $8.7 million, or 11.9% of revenue, during the three months ended September 30, 2022, versus $5.6 million, or 8.6% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $3.4 million and a decrease in restructuring, acquisition, and related costs of $0.3 million, partially offset by an increase in SG&A expenses of $0.8 million.

Vision segment operating income was $20.8 million, or 10.4% of revenue, during the nine months ended September 30, 2022, versus $12.2 million, or 6.2% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $3.8 million, a decrease in restructuring, acquisition, and related costs of $3.2 million, a decrease in R&D costs of $1.2 million, and a decrease in amortization expense of $1.2 million, partially offset by an increase in SG&A expenses of $0.8 million.

Precision Motion

Precision Motion segment operating income was $15.8 million, or 20.0% of revenue, during the three months ended September 30, 2022, versus $15.0 million, or 26.2% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $9.1 million and a decrease in restructuring, acquisition, and related costs of $2.6 million, partially offset by increases in R&D costs of $2.7 million, SG&A expenses of $5.4 million, and amortization expense of $2.8 million primarily as a result of prior year acquisitions.

Precision Motion segment operating income was $48.2 million, or 20.2% of revenue, during the nine months ended September 30, 2022, versus $34.7 million, or 25.6% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $49.2 million, and a decrease in restructuring, acquisition, and related costs of $4.2 million, partially offset by increases in R&D costs of $10.0 million, SG&A expenses of $19.1 million, and amortization expense of $10.8 million primarily as a result of prior year acquisitions.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended September 30, 2022 decreased by $0.3 million versus the prior year period primarily due to a decrease in costs related to COVID-19 testing for employees of $0.4 million included in cost of revenue, and a decrease in restructuring, acquisition, and related costs of $2.1 million, partially offset by an increase in SG&A expenses of $1.9 million.

Unallocated corporate and shared services costs for the nine months ended September 30, 2022 decreased by $1.8 million versus the prior year period primarily due to a decrease in costs related to COVID-19 testing for employees of $3.1 million included in cost of revenue, and a decrease in restructuring, acquisition, and related costs of $3.8 million, partially offset by an increase in SG&A expenses of $4.3 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Interest income (expense), net	$(4,062)	$(1,710)	$(9,928)	$(4,496)
Foreign exchange transaction gains (losses), net	2,086	34	2,307	(299)
Other income (expense), net	87	(71)	(390)	(238)

Interest Income (Expense), Net

Net interest expense was $4.1 million for the three months ended September 30, 2022, versus $1.7 million in the prior year period. The increase in net interest expense was primarily due to an increase in average debt levels and an increase in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 3.37% during the three months ended September 30, 2022, versus 2.28% during the prior year period.

Net interest expense was $9.9 million for the nine months ended September 30, 2022, versus $4.5 million in the prior year period. The increase in net interest expense was primarily due to an increase in average debt levels and an increase in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 2.72% during the nine months ended September 30, 2022, versus 2.12% during the prior year period.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were $2.1 million net gains for the three months ended September 30, 2022, versus less than $0.1 million net gains in the prior year period. The increase in net gains was primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro.

Foreign exchange transaction gains (losses) were $2.3 million net gains for the nine months ended September 30, 2022, versus $(0.3) million net losses in the prior year period. The increase in net gains was primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro.

Other Income (Expense), Net

Net other expense was nominal for the three and nine months ended September 30, 2022 and October 1, 2021, respectively.

Income Tax Provision (Benefit)

Our effective tax rate for the three months ended September 30, 2022 was 16.0%, versus (0.6)% for the prior year period. Our effective tax rate of 16.0% for the three months ended September 30, 2022 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, and R&D tax credits, partially offset by disallowed compensation expenses and uncertain tax position accruals.

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

Our effective tax rate for the nine months ended September 30, 2022 was 13.8%, versus 2.0% for the prior year period. Our effective tax rate of 13.8% for the nine months ended September 30, 2022 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by disallowed compensation expenses and uncertain tax position accruals. For the nine months ended September 30, 2022, the windfall tax benefits upon vesting of certain stock-based compensation awards had a benefit of 0.2% on our effective tax rate.

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

The Inflation Reduction Act of 2022 (the "IRA") was passed into law on August 16, 2022. The provisions of the IRA will be effective beginning with fiscal year 2023, with certain exceptions. The IRA has several new provisions including a 15% corporate alternative minimum tax ("CAMT") for certain large corporations that have at least an average of $1.0 billion of adjusted financial statement income over a consecutive three-tax-year period. The IRA also introduced a 1% excise tax imposed on certain stock repurchases by publicly traded U.S. corporations made after December 31, 2022. Based on our initial evaluation, we do not believe the IRA will have a material impact on our income tax provision and cash taxes. We continue to monitor the changes in tax laws and regulations to evaluate their potential impact on our business.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside of our control, such as economic consequences of the COVID-19 pandemic and the Russia-Ukraine war, worsening supply chain disruptions and electronics and other material shortages, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, higher interest rates in the U.S. and Europe, availability of borrowings under our revolving credit facility, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Our cash requirements primarily consist of the principal and interest payments associated with our Senior Credit Facilities, operating and finance leases, purchase commitments, pension obligations, contingent considerations and earn-outs. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Through September 30, 2022, we have not entered into any other material new or modified contractual obligations since December 31, 2021.

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

As of September 30, 2022, $57.7 million of our $84.6 million cash and cash equivalents was held by subsidiaries outside of Canada and the U.S. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities (as defined below). Approximately $137.9 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the U.S. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

We deferred certain U.S. payroll tax payments in 2020 in accordance with relief provisions under the CARES Act. We paid $1.4 million of such deferred payroll tax payments in December 2021. As permitted under the CARES Act, we expect to pay the remaining $1.4 million of deferred U.S. Payroll taxes by December 31, 2022.

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

In March 2020, we entered into an amendment (the “First Amendment”) to the Credit Agreement and exercised a portion of the uncommitted accordion option. The First Amendment increased the revolving credit facility commitment under the Credit Agreement by $145.0 million, from $350.0 million to $495.0 million, and reset the uncommitted accordion option to $200.0 million for potential future expansion.

On October 5, 2021, the Company entered into an amendment (the “Fourth Amendment”) to the Credit Agreement to exercise the accordion option. The Fourth Amendment increased the revolving credit facility commitment under the Credit Agreement by $200.0 million, from $495.0 million to $695.0 million, and reset the uncommitted accordion option to $200.0 million for potential future expansion.

On March 10, 2022, the Company entered into an amendment (the “Fifth Amendment”) to the Credit Agreement to extend the maturity date thereof from December 31, 2024 to March 10, 2027, update the pricing grid, replace LIBOR with SOFR as the reference rate for U.S. dollar borrowings, and increase the uncommitted accordion option from $200 million to $350 million.

As of September 30, 2022, we had $75.7 million term loan and $372.3 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Credit Agreement, plus a margin ranging between 0.00% and 0.75% per annum, determined by reference to our consolidated leverage ratio, or (b) the Eurocurrency Rate, as defined in the Credit Agreement, plus a margin ranging between 0.75% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.30% per annum, determined by reference to our consolidated leverage ratio. As of September 30, 2022, we had outstanding borrowings under the Credit Agreement denominated in Euro and U.S. Dollars of $137.9 million and $310.0 million, respectively.

The Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of September 30, 2022:

	Requirement	Actual
Maximum consolidated leverage ratio (1)	3.50	2.33
Minimum consolidated fixed charge coverage ratio	1.50	8.89
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

In October 2018, our Board of Directors approved a share repurchase plan (the “2018 Repurchase Plan”) authorizing the repurchase of $25.0 million worth of common shares. Share repurchases have been made under the 2018 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. We completed the 2018 Repurchase Plan in the second quarter of 2022 and repurchased 80 thousand shares for an aggregate purchase price of $9.5 million at an average price of $118.97 per share. Since the inception of the 2018 Repurchase Plan, we have repurchased a cumulative total of 264 thousand shares at an average price of $94.57 per share.

In February 2020, our Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of common shares. Share repurchases have been made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. During the nine months ended September 30, 2022, we repurchased 4 thousand shares for an aggregate purchase price of $0.5 million at an average price of $116.95 per share under the 2020 Repurchase Plan. As of September 30, 2022, we had $49.5 million available for share repurchases under the 2020 Repurchase Plan.

Cash Flows for the Nine Months Ended September 30, 2022 and October 1, 2021

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Nine Months Ended
	September 30,	October 1,
	2022	2021
Net cash provided by operating activities	$50,167	$65,912
Net cash used in investing activities	$(38,283)	$(302,140)
Net cash used in financing activities	$(36,669)	$214,290

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$84,580	$117,393
Unused and available funds under the revolving credit facility	$322,713	$348,421

Operating Cash Flows

Cash provided by operating activities was $50.2 million for the nine months ended September 30, 2022, versus $65.9 million for the prior year period. Cash provided by operating activities for the nine months ended September 30, 2022 decreased from the prior year period primarily due to a $46.6 million increase in inventories driven by increased customer demand and higher critical raw material purchases, a $34.4 million increase in accounts receivable primarily driven by increased revenue, and a bonus payout in 2022 of $8.4 million compared to no bonus payout in 2021 as a result of the elimination of our 2020 annual bonus plan, partially offset by an increase in profit before tax from higher revenue.

Beginning in January 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) requires R&D expenditures be capitalized and amortized for income tax purposes over five years for domestic research and fifteen years for foreign research, rather than being deducted as incurred. This has the effect of increasing our cash taxes and deferred tax assets. If this provision under the TCJA is not deferred, modified, or repealed with retroactive effect going back to January 1, 2022, our operating cash flows are expected to decrease by approximately $9.2 million for the year ending December 31, 2022.

Investing Cash Flows

Cash used in investing activities was $38.3 million for the nine months ended September 30, 2022, primarily driven by the MPH acquisition. We paid cash consideration of $22.4 million, net of cash acquired. We also paid capital expenditures of $15.4 million and a contingent consideration payment of $1.5 million related to our 2016 asset acquisition of video signal processing and management technologies during the nine months ended September 30, 2022.

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

We expect to use an aggregate of approximately $20 million to $25 million in 2022 for capital expenditures related to investments in new property, plant and equipment for our existing businesses.

Financing Cash Flows

Cash used in financing activities was $36.7 million for the nine months ended September 30, 2022, primarily due to $46.3 million of contingent consideration payments related to prior year acquisitions, $37.8 million of term loan and revolving credit facility repayments, $10.0 million of repurchases of common stock, $9.6 million of payroll tax payments upon vesting of share-based compensation awards, and $2.5 million of debt issuance costs in connection with the Fifth Amendment, partially offset by $69.9 million of borrowings under our revolving credit facility used to fund the contingent consideration paid for the ATI acquisition and cash consideration paid for the MPH acquisition.

Cash provided by financing activities was $214.3 million for the nine months ended October 1, 2021, primarily due to $280.0 million of borrowings under our revolving credit facility used to fund the cash considerations paid for the ATI and SEM acquisitions, partially offset by $30.7 million of payroll tax payments upon vesting of share-based compensation awards, $24.0 million of term loan and revolver credit facility repayments, $8.7 million payment for the purchase of a building under a finance lease agreement, and $1.8 million of contingent consideration payments related to acquisitions.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates through September 30, 2022 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended September 30, 2022, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2022, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common shares during the three months ended September 30, 2002. For additional information regarding the Company's 2020 Repurchase Plan, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation" above under the heading "Share Repurchase Plans."

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/2015

3.2	By-Laws of the Registrant, as amended	10-K	001-35083	3.2	03/01/2021

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/2010

3.4	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/2010

3.5	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/2016

3.6	Articles of Amendment of the Registrant, dated April 29, 2022	10-Q	001-35083	3.6	05/10/2022

10.1	Employment Agreement, dated July 11, 2022, between Novanta Inc. and Michele Welsh	10-Q	001-35083	10.1	08/09/2022

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board and Chief Executive Officer	November 8, 2022
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	November 8, 2022
Robert J. Buckley