Form 10-Q
period 2023-03-31
NOVANTA INC
filed 2023-05-09
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, there were 35,805,586 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$82,676	$100,105
Accounts receivable, net of allowance of $1,174 and $995, respectively	141,472	137,697
Inventories	166,671	167,997
Prepaid income taxes and income taxes receivable	1,669	1,508
Prepaid expenses and other current assets	12,305	13,212
Total current assets	404,793	420,519
Property, plant and equipment, net	103,967	103,186
Operating lease assets	41,964	43,317
Deferred tax assets	18,201	15,113
Other assets	5,542	4,414
Intangible assets, net	168,828	175,766
Goodwill	482,520	478,897
Total assets	$1,225,815	$1,241,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,904	$4,800
Accounts payable	66,009	75,225
Income taxes payable	14,479	13,660
Current portion of operating lease liabilities	7,657	7,793
Accrued expenses and other current liabilities	49,304	63,044
Total current liabilities	142,353	164,522
Long-term debt	418,535	430,662
Operating lease liabilities	39,578	40,808
Deferred tax liabilities	16,977	17,194
Income taxes payable	4,516	4,355
Other liabilities	5,839	6,085
Total liabilities	627,798	663,626
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,802 and 35,711, respectively	423,856	423,856
Additional paid-in capital	52,020	55,155
Retained earnings	148,849	130,584
Accumulated other comprehensive loss	(26,708)	(32,009)
Total stockholders' equity	598,017	577,586
Total liabilities and stockholders’ equity	$1,225,815	$1,241,212

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2023	2022
Revenue	$219,126	$204,216
Cost of revenue	121,498	113,940
Gross profit	97,628	90,276
Operating expenses:
Research and development and engineering	22,828	20,929
Selling, general and administrative	40,923	39,352
Amortization of purchased intangible assets	5,089	7,342
Restructuring, acquisition, and related costs	2,476	(1,630)
Total operating expenses	71,316	65,993
Operating income	26,312	24,283
Interest income (expense), net	(6,332)	(3,109)
Foreign exchange transaction gains (losses), net	(77)	69
Other income (expense), net	(166)	(545)
Income before income taxes	19,737	20,698
Income tax provision (benefit)	1,472	1,878
Consolidated net income	$18,265	$18,820

Earnings per common share (Note 4):
Basic	$0.51	$0.53
Diluted	$0.51	$0.53

Weighted average common shares outstanding—basic	35,810	35,538
Weighted average common shares outstanding—diluted	35,999	35,781

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2023	2022
Consolidated net income	$18,265	$18,820
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	5,230	(4,772)
Pension liability adjustments, net of tax (2)	71	313
Total other comprehensive income (loss)	5,301	(4,459)
Total consolidated comprehensive income	$23,566	$14,361

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

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Retained	Accumulated Other
	# of Shares	Amount	Capital	Earnings	Comprehensive Loss	Total

	Three Months Ended March 31, 2023
Balance at December 31, 2022	35,711	$423,856	$55,155	$130,584	$(32,009)	$577,586
Consolidated net income	—	—	—	18,265	—	18,265
Common shares issued under stock plans	155	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(64)	—	(9,601)	—	—	(9,601)
Share-based compensation	—	—	6,466	—	—	6,466
Other comprehensive income (loss), net of tax	—		—	—	5,301	5,301
Balance at March 31, 2023	35,802	$423,856	$52,020	$148,849	$(26,708)	$598,017

	Three Months Ended April 1, 2022
Balance at December 31, 2021	35,601	$423,856	$53,768	$56,533	$(12,866)	$521,291
Consolidated net income	—	—	—	18,820	—	18,820
Common shares issued under stock plans	134	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(51)	—	(7,733)	—	—	(7,733)
Share-based compensation	—	—	6,774	—	—	6,774
Other comprehensive income (loss), net of tax	—	—	—	—	(4,459)	(4,459)
Balance at April 1, 2022	35,684	$423,856	$52,809	$75,353	$(17,325)	$534,693

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2023	2022
Cash flows from operating activities:
Consolidated net income	$18,265	$18,820
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	11,731	14,044
Provision for inventory excess and obsolescence	2,067	397
Share-based compensation	6,466	6,774
Deferred income taxes	(3,695)	(5,140)
Inventory acquisition fair value adjustments	—	624
Contingent consideration adjustments	—	(2,275)
Other	520	240
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(2,920)	(8,949)
Inventories	52	(14,928)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	940	4,040
Accounts payable, income taxes payable, accrued expenses and other current liabilities	(22,295)	(38)
Other non-current assets and liabilities	(886)	(2,262)
Net cash provided by operating activities	10,245	11,347
Cash flows from investing activities:
Cash paid for business acquisitions, net of working capital adjustments	—	820
Purchases of property, plant and equipment	(3,620)	(6,308)
Payment of contingent consideration related to acquisition of technology assets	—	(1,470)
Other investing activities	—	137
Net cash used in investing activities	(3,620)	(6,821)
Cash flows from financing activities:
Repayments under term loan and revolving credit facilities	(15,309)	(11,640)
Payments of debt issuance costs	—	(2,133)
Payments of withholding taxes from share-based awards	(9,601)	(7,733)
Payments of contingent consideration related to acquisitions	—	(375)
Other financing activities	(156)	(148)
Net cash used in financing activities	(25,066)	(22,029)
Effect of exchange rates on cash and cash equivalents	1,012	(1,085)
Decrease in cash and cash equivalents	(17,429)	(18,588)
Cash and cash equivalents, beginning of the period	100,105	117,393
Cash and cash equivalents, end of the period	$82,676	$98,805
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,137	$2,737
Cash paid for income taxes	$4,371	$2,624
Income tax refunds received	$182	$128

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

1. Basis of Presentation

Novanta Inc. (“Novanta” or the “Company”) is a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. Novanta combines deep proprietary technology expertise and competencies in precision medicine and manufacturing, medical solutions, and robotics and automation with a proven ability to solve complex technical challenges. This enables Novanta to engineer core components and sub-systems that deliver extreme precision and performance, tailored to the customers’ demanding applications.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The interim consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, these interim consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

The Company’s unaudited interim consolidated financial statements are prepared for each quarterly period ending on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter which always ends on December 31.

During the first quarter of 2023, the Company changed the names of its reportable segments from “Photonics” to “Precision Medicine and Manufacturing”, from “Vision” to “Medical Solutions”, and from “Precision Motion” to “Robotics and Automation”, respectively. The segment name changes did not result in any change to the compositions of the Company's segments and therefore did not result in any change to historical results.

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

Recent Accounting Pronouncements

None

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

At the request of its customers, the Company may perform professional services, generally for the maintenance and repair of products previously sold to those customers and for engineering services. Professional services for the maintenance and repair of

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

products are typically short in duration, mostly less than one month, and generally involve a single distinct performance obligation. The related revenue is recognized at a point in time when control transfers to the customer upon completion of professional services. The consideration expected to be received in exchange for such services is typically the contractually stated amount. Certain engineering services are longer in duration and the related revenue is recognized over time. As the Company’s right to payment from a customer is based on the value of engineering services performed, the Company recognizes revenue based on the corresponding value to the customer from the Company’s performance completed to date. Revenue from engineering services aggregated to less than 3% of the Company’s consolidated revenue during the three months ended March 31, 2023 and April 1, 2022.

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

Practical Expedients and Exemptions

The Company expenses incremental direct costs of obtaining a contract when incurred because the expected amortization period is typically one year or less. These costs are recorded within selling, general and administrative expenses in the consolidated statement of operations.

The Company does not adjust the promised amount of consideration for the effects of a financing component because the transfer of a promised good to a customer and the customer’s payment for that good are typically one year or less. The Company does not disclose the value of the remaining performance obligation for contracts with an original expected length of one year or less.

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of March 31, 2023 and December 31, 2022, contract liabilities were $7.2 million and $8.4 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The decrease in the contract liability balance during the three months ended March 31, 2023 is primarily due to $4.1 million of revenue recognized during the period that was included in the contract liability balance as of December 31, 2022, partially offset by cash payments received in advance of satisfying performance obligations.

Disaggregated Revenue

See Note 15 for the Company’s disaggregation of revenue by segment, geography and end market.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

3. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2022	$(32,009)	$(24,427)	$(7,582)
Other comprehensive income (loss)	5,046	5,230	(184)
Amounts reclassified from accumulated other comprehensive loss	255	—	255
Balance at March 31, 2023	$(26,708)	$(19,197)	$(7,511)

The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

4. Earnings per Common Share

Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period.

For diluted earnings per common share, the denominator includes the dilutive effect of outstanding common share equivalents. The dilutive effects of outstanding common share equivalents, including outstanding service-based restricted stock units, stock options and performance-based restricted stock units, are determined using the treasury stock method. The dilutive effects of market-based contingently issuable shares are included in the weighted average common share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period, assuming the end of the reporting period is also the end of the performance period. The dilutive effects of attainment-based contingently issuable shares are included in the weighted average common share calculation only when the performance targets have been achieved based on the cumulative achievement against the performance targets as of the end of the reporting period.

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended
	March 31,	April 1,
	2023	2022
Numerators:
Consolidated net income	$18,265	$18,820

Denominators:
Weighted average common shares outstanding— basic	35,810	35,538
Dilutive potential common shares	189	243
Weighted average common shares outstanding— diluted	35,999	35,781
Antidilutive potential common shares excluded from above	113	93

Earnings per Common Share:
Basic	$0.51	$0.53
Diluted	$0.51	$0.53

For the three months ended March 31, 2023, 151 thousand shares of performance based restricted stock units were considered attainment-based contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of March 31, 2023.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

For the three months ended April 1, 2022, 128 thousand shares of performance based restricted stock units and 213 thousand shares of restricted stock issued to the former Laser Quantum non-controlling interest shareholders were considered attainment-based contingently issuable shares and were excluded from the calculation of the denominator as the contingent conditions had not been met as of April 1, 2022.

5. Fair Value Measurements

ASC 820, “Fair Value Measurements,” establishes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•
Level 1: Quoted prices for identical assets or liabilities in active markets which the Company can access
•
Level 2: Observable inputs other than those described in Level 1
•
Level 3: Unobservable inputs

Current Assets and Liabilities

The Company’s cash equivalents are highly liquid investments with original maturities of three months or less, which represent an asset measured at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The fair values of cash equivalents, accounts receivable, income taxes receivable, accounts payable, income taxes payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

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

Contingent Considerations

On July 31, 2019, the Company acquired ARGES GmbH (“ARGES”). Under the purchase and sale agreement for the ARGES acquisition, the former owner of ARGES is eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from August 2019 through December 2026. The undiscounted range of possible contingent consideration is zero to €10.0 million ($11.1 million). If the revenue targets are achieved, the contingent consideration would be payable annually with the first payment due in the first quarter of 2021. The estimated fair value of the contingent consideration of €7.1 million ($7.9 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. During 2020, the fair value of the contingent consideration was adjusted to €4.1 million ($5.1 million). During 2021, the Company made the first installment payment of €0.4 million ($0.4 million) in March 2021 and adjusted the fair value of the contingent consideration to €3.3 million ($3.8 million) as of December 31, 2021. During 2022, the Company made the second installment payment of €0.3 million ($0.4 million) in March 2022 and adjusted the fair value of the contingent consideration to €0.4 million ($0.4 million). The installment payments have been reported as cash outflows from financing activities in the consolidated statement of cash flows for the respective periods. Based on the revenue performance and revenue projections as of March 31, 2023, the Company did not make any adjustments to the fair value of the remaining contingent consideration during the three months ended March 31, 2023.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$269	$269	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	140	—	140	—
	$409	$269	$140	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$127	$—	$—	$127
Foreign currency forward contracts	68	—	68	—
Other liabilities:
Contingent considerations - Long-term	307	—	—	307
	$502	$—	$68	$434

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,369	$1,369	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	391	—	391	—
	$1,760	$1,369	$391	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$124	$—	$—	$124
Foreign currency forward contracts	412	—	412	—
Other liabilities:
Contingent considerations - Long-term	301	—	—	301
	$837	$—	$412	$425

Changes in the fair value of Level 3 contingent considerations during the three months ended March 31, 2023 were as follows (in thousands):

Amount
Balance at December 31, 2022	$425
Effect of foreign exchange rates	9
Balance at March 31, 2023	$434

See Note 9 to Consolidated Financial Statements for a discussion of the estimated fair value of the Company’s outstanding debt.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

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

As of March 31, 2023, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $122.5 million and a net gain of $0.1 million, respectively. As of December 31, 2022, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $117.1 million and a net loss of less than $0.1 million, respectively.

The Company recognized an aggregate net gain of $0.6 million and an aggregate net loss of $0.1 million for the three months ended March 31, 2023 and April 1, 2022, respectively. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

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

The following table summarizes changes in goodwill during the three months ended March 31, 2023 (in thousands):

Balance at beginning of the period	$478,897
Effect of foreign exchange rate changes	3,623
Balance at end of the period	$482,520

Goodwill by reportable segment as of March 31, 2023 was as follows (in thousands):

	Reportable Segment
	Precision Medicine and Manufacturing	Medical Solutions	Robotics and Automation	Total
Goodwill	$210,009	$169,497	$254,243	$633,749
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$107,548	$137,775	$237,197	$482,520

Goodwill by reportable segment as of December 31, 2022 was as follows (in thousands):

	Reportable Segment
	Precision Medicine and Manufacturing	Medical Solutions	Robotics and Automation	Total
Goodwill	$208,387	$167,891	$253,848	$630,126
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$105,926	$136,169	$236,802	$478,897

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

Intangible Assets

Intangible assets as of March 31, 2023 and December 31, 2022, respectively, are summarized as follows (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$185,977	$(136,336)	$49,641	$184,589	$(132,350)	$52,239
Customer relationships	223,854	(127,261)	96,593	222,173	(121,527)	100,646
Trademarks and trade names	23,479	(13,912)	9,567	23,311	(13,457)	9,854
Amortizable intangible assets	433,310	(277,509)	155,801	430,073	(267,334)	162,739
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Totals	$446,337	$(277,509)	$168,828	$443,100	$(267,334)	$175,766

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

	Three Months Ended
	March 31,	April 1,
	2023	2022
Amortization expense – cost of revenue	$3,022	$3,423
Amortization expense – operating expenses	5,089	7,342
Total amortization expense	$8,111	$10,765

Estimated amortization expense for each of the five succeeding years and thereafter as of March 31, 2023 was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2023 (remainder of year)	$9,137	$15,366	$24,503
2024	9,895	17,195	27,090
2025	8,379	14,547	22,926
2026	6,998	12,379	19,377
2027	4,239	9,983	14,222
Thereafter	10,993	36,690	47,683
Total	$49,641	$106,160	$155,801

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	March 31,	December 31,
	2023	2022
Raw materials	$114,586	$118,292
Work-in-process	24,142	23,328
Finished goods	27,320	25,738
Demo and consigned inventory	623	639
Total inventories	$166,671	$167,997

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

Accrued Expenses and Other Current Liabilities

	March 31,	December 31,
	2023	2022
Accrued compensation and benefits	$22,072	$35,501
Accrued warranty	5,284	5,127
Contract liabilities, current portion	6,935	8,128
Finance lease obligations	684	668
Accrued contingent considerations and earn-outs	127	124
Other	14,202	13,496
Total	$49,304	$63,044

Accrued Warranty

	Three Months Ended
	March 31,	April 1,
	2023	2022
Balance at beginning of the period	$5,127	$4,783
Provision charged to cost of revenue	682	609
Use of provision	(556)	(762)
Foreign currency exchange rate changes	31	(30)
Balance at end of the period	$5,284	$4,600

Other Long-Term Liabilities

	March 31,	December 31,
	2023	2022
Finance lease obligations	$4,476	$4,652
Accrued contingent considerations and earn-outs	307	301
Other	1,056	1,132
Total	$5,839	$6,085

9. Debt

Outstanding debt consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Senior Credit Facilities – term loan	$4,934	$4,832
Less: unamortized debt issuance costs	(30)	(32)
Total current portion of long-term debt	$4,904	$4,800

Senior Credit Facilities – term loan	$77,467	$77,060
Senior Credit Facilities – revolving credit facility	345,590	358,413
Less: unamortized debt issuance costs	(4,522)	(4,811)
Total long-term debt	$418,535	$430,662

Total Senior Credit Facilities	$423,439	$435,462

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

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

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million beginning in March 2020, with the remaining balance due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at any time through March 2027. The Company made principal payments of €1.1 million ($1.2 million) towards its term loan and $14.1 million towards its revolving credit facility during the three months ended March 31, 2023.

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

The Company is required to satisfy certain financial and non-financial covenants under the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of March 31, 2023.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

Fair Value of Debt

As of March 31, 2023 and December 31, 2022, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended
	March 31,	April 1,
	2023	2022
Operating lease cost	$2,638	$2,744
Finance lease cost
Amortization of right-of-use assets	150	150
Interest on lease liabilities	71	79
Variable lease cost	236	265
Total lease cost	$3,095	$3,238

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	March 31,	December 31,
	2023	2022
Operating leases
Operating lease right-of-use assets	$41,964	$43,317

Current portion of operating lease liabilities	$7,657	$7,793
Operating lease liabilities	39,578	40,808
Total operating lease liabilities	$47,235	$48,601

Finance leases
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(5,821)	(5,670)
Finance lease assets included in property, plant and equipment, net	$3,761	$3,912

Accrued expenses and other current liabilities	$684	$668
Other liabilities	4,476	4,652
Total finance lease liabilities	$5,160	$5,320

Weighted-average remaining lease term (in years):
Operating leases	8.1	8.2
Finance leases	6.3	6.5
Weighted-average discount rate:
Operating leases	4.72%	4.64%
Finance leases	5.54%	5.54%

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Three Months Ended
	March 31,	April 1,
	2023	2022
Cash paid for amounts included in lease liabilities:
Operating cash flows from finance leases	$71	$79
Operating cash flows from operating leases	$1,988	$1,985
Financing cash flows from finance leases	$156	$148
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$142	$787

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

Future minimum lease payments under operating and finance leases expiring subsequent to March 31, 2023, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2023 (remainder of year)	$6,954	$710
2024	8,974	954
2025	8,413	954
2026	7,225	979
2027	6,366	1,003
Thereafter	20,537	1,505
Total minimum lease payments	58,469	6,105
Less: Interest	(11,234)	(945)
Present value of lease liabilities	$47,235	$5,160

11. Preferred and Common Shares and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of March 31, 2023, no preferred shares had been issued and outstanding.

Common Share Repurchases

In February 2020, the Company’s Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”), authorizing the repurchase of $50.0 million worth of the Company’s common shares. During the three months ended July 1, 2022, the Company repurchased 4 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $0.5 million and an average price of $116.95 per share. During the three months ended March 31, 2023, the Company did not repurchase any shares. As of March 31, 2023, the Company had $49.5 million available for future share repurchases under the 2020 Repurchase Plan.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,	April 1,
	2023	2022
Selling, general and administrative	$5,531	$5,201
Research and development and engineering	443	700
Cost of revenue	492	873
Restructuring, acquisition, and related costs	—	—
Total share-based compensation expense	$6,466	$6,774

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors of $0.9 million and $1.0 million during the three months ended March 31, 2023 and April 1, 2022, respectively.

Restricted Stock Units and Deferred Stock Units

The Company’s restricted stock units (“RSUs”) have generally been issued with vesting periods ranging from zero to five years and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and historical forfeiture experience.

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors (the “Board”). Compensation expense associated with the DSUs is recognized in full on the date of grant, as the DSUs are fully vested and non-forfeitable upon grant. Outstanding DSUs are converted into common shares upon Board members' resignation or retirement from the Board. There were 41 thousand and 38 thousand DSUs outstanding as of March 31, 2023 and December 31, 2022, respectively. Outstanding DSUs are included in the calculation of weighted average basic shares outstanding for the respective periods.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended March 31, 2023:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	238	$128.26
Granted	81	$155.12
Vested	(89)	$121.47
Forfeited	(9)	$132.87
Unvested at March 31, 2023	221	$140.82
Expected to vest as of March 31, 2023	196

The total fair value of RSUs and DSUs that vested during the three months ended March 31, 2023 was $13.8 million based on the market price of the underlying shares on the date of vesting.

Performance Stock Units

The Company typically grants performance-based restricted stock unit awards (“PSUs”) that are based on the Company's financial metrics, market conditions, or a hybrid of financial metrics and market conditions. These performance stock unit awards generally cliff vest on the first day following the end of the specified performance period.

The number of common shares to be issued upon settlement following vesting of the Company's financial metrics attainment-based PSUs (“attainment-based PSUs”) is determined based on the Company’s financial metrics over the specified performance period against the targets established by the Company’s Board of Directors at the time of grant and will be in the range of zero to 200% of the target number of shares. The Company recognizes compensation expense ratably over the performance period based on the number of shares that are deemed probable of vesting at the end of the specified performance period. This probability assessment is performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the consolidated statement of operations in the period in which such determination is made.

The number of common shares to be issued upon settlement following vesting of the market condition-based PSUs (“market-based PSUs”) is determined based on the relative market performance of the Company’s common stock compared to the Russell 2000 Index over the specified performance period using a payout formula established by the Company’s Board of Directors at the time of grant and will be in the range of zero to 200% of the target number of shares. The Company recognizes the related compensation expense based on the fair value of the market-based PSUs, determined using the Monte-Carlo valuation model as of the grant date, on a straight-line basis from the grant date to the end of the specified performance period. Compensation expense on market-based PSUs will not be affected by the number of shares that will ultimately vest at the end of the specified performance period.

The number of common shares to be issued upon settlement following vesting of the PSU awards that are based on achievement of a hybrid of financial metrics and market conditions (“Hybrid PSUs”) is determined based on the Company's financial metrics achieved over the specified performance period against the targets established by the Company's Board of Directors at the time of grant with a market condition multiplier and will be in the range of zero to 260% of the target number of shares. The Company determines the fair value of the market condition multiplier using the Monte-Carlo valuation model as of the grant date. The Company recognizes compensation expense associated with the Hybrid PSUs ratably over the specified performance period based on the fair value of the PSUs as of the grant date and the number of shares expected to be earned. The probability assessment is

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the consolidated statement of operations in the period in which such determination is made.

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended March 31, 2023:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	216	$144.16
Granted	57	$179.15
Performance adjustments(1)	20	$122.24
Vested	(70)	$116.56
Forfeited	(7)	$167.06
Unvested at March 31, 2023	216	$160.81
Expected to vest as of March 31, 2023	241

(1) The amount shown represents performance adjustments related to the performance-based awards granted on February 20, 2020. These units vested at a blended payout of 142% during the three months ended March 31, 2023 based on the achievement of cumulative Non-GAAP EPS and applicable relative TSR performance conditions, respectively, over the performance period of fiscal years 2020 through 2022.

The unvested PSUs are shown at target payout levels in the table above. As of March 31, 2023, the maximum number of common shares that could be earned under these PSU grants was approximately 381 thousand shares.

The total fair value of PSUs that vested during the three months ended March 31, 2023 was $9.9 million based on the market price of the underlying common shares on the date of vesting.

The grant-date fair value of the Hybrid PSUs granted during the three months ended March 31, 2023 was estimated using the Monte Carlo valuation method with the following assumptions:

Three Months Ended March 31, 2023
Grant-date stock price	$156.72
Expected volatility	35.89%
Risk-free interest rate	4.44%
Expected annual dividend yield	—
Fair value	$181.45

Stock Options

In February 2023, the Company granted 48 thousand nonqualified stock options to certain members of the executive management team to purchase common shares of the Company at a strike price equal to the closing market price on the date of grant. The stock options vest ratably over three years on the anniversary of the date of grant and expire on the seventh anniversary of the date of grant. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Company recognizes compensation expense related to the stock options on a straight-line basis over the vesting period in the consolidated statement of operations.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

The table below summarizes the activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended March 31, 2023:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2022	84	$72.18
Granted	48	$135.86
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of March 31, 2023	132	$102.86
Exercisable as of March 31, 2023	57
Expected to vest as of March 31, 2023	75

The aggregate Black-Scholes fair value of $3.0 million for the stock options granted during the three months ended March 31, 2023 was estimated using the following assumptions as of the grant date:

Three Months Ended March 31, 2023
Expected option term in years	4.5
Expected volatility	40.7%
Risk-free interest rate	4.00%
Expected annual dividend yield	—

The expected option term was calculated using the simplified method permitted under Codification of Staff Accounting Bulletins Topic 14, “Share-Based Payment”. The expected volatility was determined based on the historical volatility of the Company’s common shares over the expected option term. The risk-free interest rate was based on treasury instrument whose term was six months longer than the expected option term. The expected annual dividend yield is zero as the Company does not have plans to issue dividends.

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

The Company maintains a valuation allowance on balances of certain U.S. state net operating losses, credits and certain non-U.S. tax attributes that the Company has determined are not more likely than not to be realized. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company continuously reassesses the possibility of adding a new or additional valuation allowance or releasing the valuation allowance currently in place on its deferred tax assets.

The Company’s effective tax rate of 7.5% for the three months ended March 31, 2023 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by disallowed compensation and uncertain tax position accruals. For the three months ended March 31, 2023, the tax benefits upon vesting of certain share-based compensation awards had a benefit of 8.2% on the Company’s effective tax rate.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

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

13. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,	April 1,
	2023	2022
2022 restructuring	$2,197	$—
2020 restructuring	274	622
Total restructuring charges	2,471	622
Acquisition and related charges	5	(2,252)
Total restructuring, acquisition, and related costs	$2,476	$(1,630)

2022 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2022 restructuring program in the third quarter of 2022. This program is focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program is focused on cost reduction actions that improve gross margins for the overall company in line with the Company's multi-year gross margin expansion program. During the three months ended March 31, 2023, the Company recorded $2.2 million in severance and other charges in connection with the 2022 restructuring program. As of March 31, 2023, the Company had incurred cumulative costs related to this restructuring plan totaling $3.6 million. The Company anticipates substantially completing the 2022 restructuring program by the end of 2023 and expects to incur additional restructuring charges of $3.0 million to $3.5 million related to the 2022 restructuring program.

The following table summarizes restructuring costs associated with the 2022 restructuring program by reportable segment (in thousands):

	Three Months Ended
	March 31,	April 1,
	2023	2022
Precision Medicine and Manufacturing	$723	$—
Medical Solutions	5	—
Robotics and Automation	1,270	—
Unallocated Corporate and Shared Services	199	—
Total	$2,197	$—

2020 Restructuring

The Company initiated the 2020 restructuring program in the third quarter of 2020. This program is focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program is focused on cost reduction actions that improve gross margins for the overall company. During the three months ended March 31, 2023, the Company recorded $0.3 million in severance and other costs in connection with the 2020 restructuring program. As of March 31, 2023, the Company had incurred cumulative costs related to this restructuring plan totaling $14.2 million. The 2020 restructuring program is expected to be completed in 2023 and to incur additional restructuring charges of $0.5 million to $1.0 million.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

The following table summarizes restructuring costs associated with the 2020 restructuring program by reportable segment (in thousands):

	Three Months Ended
	March 31,	April 1,
	2023	2022
Precision Medicine and Manufacturing	$206	$693
Medical Solutions	68	41
Robotics and Automation	—	(112)
Total	$274	$622

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility Related	Other
Balance at December 31, 2022	$2,410	$1,902	$452	$56
Restructuring charges	2,471	2,041	106	324
Cash payments	(1,320)	(945)	(98)	(277)
Non-cash charges and other adjustments	34	23	11	—
Balance at March 31, 2023	$3,595	$3,021	$471	$103

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled less than $0.1 million for both the three months ended March 31, 2023 and the three months ended April 1, 2022. During the three months ended April 1, 2022, the Company recognized $2.3 million reduction in the fair value of certain prior-year acquisition contingent considerations. The majority of acquisition and related costs for the three months ended March 31, 2023 were included in the Company’s Unallocated Corporate and Shared Services reportable segment. The majority of acquisition and related costs for the three months ended April 1, 2022 were included in the Company’s Precision Medicine and Manufacturing and Robotics and Automation reportable segments.

14. Commitments and Contingencies

Purchase Commitments

There have been no material changes to the Company’s purchase commitments since December 31, 2022.

Legal Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company reviews the status of each significant matter and assesses the potential financial exposure on a quarterly basis. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available as of the date of the consolidated balance sheet. As additional information becomes available, the Company reassesses the potential liability related to any pending claims and litigations and may revise its estimates. When a material loss contingency is considered reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the potential loss or a range of potential losses, if such an estimate can be reasonably made. Legal fees are expensed as incurred. The Company does not believe that the outcome of these claims will have a material adverse effect on its consolidated financial statements but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect on the consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

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

15. Segment Information

Reportable Segments

The Company’s Chief Operating Decision Maker (“CODM”) utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company. The Company evaluates the performance of and allocates resources to its segments based on revenue, gross profit and operating profit. The Company’s reportable segments have been identified based on commonality and adjacency of technologies, applications and customers amongst the Company’s individual product lines. The Company determined that disclosing revenue by specific product is impracticable due to the highly customized and extensive portfolio of technologies offered to customers.

Based upon the information provided to the CODM, the Company has determined that it operates in three reportable segments: Precision Medicine and Manufacturing, Medical Solutions, and Robotics and Automation. The reportable segments and their principal activities are described below.

Precision Medicine and Manufacturing

The Precision Medicine and Manufacturing segment designs, manufactures and markets photonics-based solutions, including laser scanning, laser beam delivery, CO2 laser, solid state laser, ultrafast laser, and optical light engine products. The segment serves highly demanding photonics-based applications for advanced industrial processes, metrology, medical and life science imaging, DNA sequencing, and medical laser procedures, particularly ophthalmology applications. The vast majority of the segment’s product offerings are sold to OEM customers worldwide. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Medical Solutions

The Medical Solutions segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators, pumps and related disposables; visualization solutions; wireless technologies, video recorder and video integration technologies for operating room integrations; optical data collection and machine vision technologies; radio frequency identification (“RFID”) technologies; thermal chart recorders; spectrometry technologies; and embedded touch screen solutions. The vast majority of the segment’s product offerings are sold to OEM customers worldwide. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Robotics and Automation

The Robotics and Automation segment designs, manufactures and markets optical and inductive encoders, precision motors, servo drives and motion control solutions, integrated stepper motors, intelligent robotic end-of-arm technology solutions, air

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

bearings, and air bearing spindles. The vast majority of the segment’s product offerings are sold to OEM customers worldwide. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended
	March 31,	April 1,
Revenue	2023	2022
Precision Medicine and Manufacturing	$69,528	$62,782
Medical Solutions	77,640	62,050
Robotics and Automation	71,958	79,384
Total	$219,126	$204,216

	Three Months Ended
	March 31,	April 1,
Gross Profit	2023	2022
Precision Medicine and Manufacturing	$34,333	$28,387
Medical Solutions	31,886	25,230
Robotics and Automation	32,815	38,150
Unallocated Corporate and Shared Services	(1,406)	(1,491)
Total	$97,628	$90,276

	Three Months Ended
	March 31,	April 1,
Gross Profit Margin	2023	2022
Precision Medicine and Manufacturing	49.4%	45.2%
Medical Solutions	41.1%	40.7%
Robotics and Automation	45.6%	48.1%
Total	44.6%	44.2%

	Three Months Ended
	March 31,	April 1,
Operating Income (Loss)	2023	2022
Precision Medicine and Manufacturing	$16,684	$13,435
Medical Solutions	9,841	5,042
Robotics and Automation	12,000	18,338
Unallocated Corporate and Shared Services	(12,213)	(12,532)
Total	$26,312	$24,283

	Three Months Ended
	March 31,	April 1,
Depreciation and Amortization Expenses	2023	2022
Precision Medicine and Manufacturing	$2,596	$2,777
Medical Solutions	3,973	4,427
Robotics and Automation	4,845	6,737
Unallocated Corporate and Shared Services	317	103
Total	$11,731	$14,044

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(Unaudited)

Revenue by Geography

The Company aggregates geographic revenue based on the customer locations where products are shipped to. Revenue by geography was as follows (in thousands):

	Three Months Ended
	March 31,	April 1,
	2023	2022
United States	$103,842	$82,715
Germany	34,862	31,778
Rest of Europe	29,365	33,373
China	17,798	26,799
Rest of Asia-Pacific	28,111	22,840
Other	5,148	6,711
Total	$219,126	$204,216

The majority of revenue from Precision Medicine and Manufacturing, Medical Solutions and Robotics and Automation segments is generated from sales to customers within the United States and Europe. Each segment also generates revenue across the other geographies, with no significant concentration of any segment’s remaining revenue.

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended
	March 31,	April 1,
	2023	2022
Medical	54%	47%
Advanced Industrial	46%	53%
Total	100%	100%

The majority of revenue from the Precision Medicine and Manufacturing and Robotics and Automation segments is generated from sales to customers in the advanced industrial market. The majority of revenue from the Medical Solutions segment is generated from sales to customers in the medical market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, our ability to manage or mitigate the impact of global supply chain disruptions, inflationary pressures and other macroeconomic conditions; our belief that the Purchasing Managers Index (“PMI”) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; anticipated revenue performance; industry trends; market conditions; our competitive positions; changes in economic and political conditions, including supply chain disruptions and constraints and inflationary pressures; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits and expected costs of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory requirements, including environmental requirements, and our compliance thereto; and other statements that are not historical facts. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses, capital expenditures and level of business activities; risks associated with epidemics or pandemics, such as the COVID-19 pandemic, and other events outside of our control; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate, introduce new products timely, and successfully commercialize our innovations; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our and our third-party providers’ information technology systems; our failure to comply with data privacy regulations; changes in interest rates, credit ratings or foreign currency exchange rates; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; risks associated with increased outsourcing of components manufacturing; our exposure to increased tariffs, trade restrictions or taxes on our products; negative effects on global economic conditions, financial markets and our business as a result of the United Kingdom’s withdrawal from the European Union; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components or other goods from our suppliers; our failure to accurately forecast component and raw material requirements leading to excess inventories or delays in the delivery of our products; production difficulties and product delivery delays or disruptions; our exposure to medical device regulations, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products; potential penalties for violating foreign and U.S. federal and state healthcare laws and regulations; impact of healthcare industry cost containment and healthcare reform measures; changes in governmental regulations affecting our business or products; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our reliance on original equipment manufacturer customers; increasing scrutiny and changing expectations from investors, customers, and governments with respect to Environmental, Social and Governance policies and practices; our exposure to the credit risk of some of our customers and in weakened markets; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; changes in tax laws and fluctuations in our effective tax rates; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; our existing indebtedness limiting our ability to engage in certain activities; volatility in the market price for our common shares; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 under the heading “Risk Factors”, as updated in our other filings with the Securities and Exchange Commission. In this Quarterly Report on Form 10-Q, the words “expects,” “intends,” “anticipates,” “estimates,” “believes,” “future,” “plans,” “aims,” “would,” “could,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such forward-looking statements to reflect any changes in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required under applicable law.

Accounting Period

The interim consolidated financial statements of Novanta Inc. (the “Company”, “Novanta”, “we”, “us”, “our”) are prepared for each quarterly period ending on the Friday closest to the end of the calendar quarter, except for the fourth quarter which always ends on December 31.

Business Overview

We are a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. We combine deep proprietary technology expertise and competencies in precision medicine and manufacturing, medical solutions, and robotics and automation with a proven ability to solve complex technical challenges. This enables us to engineer core components and sub-systems that deliver extreme precision and performance, tailored to our customers' demanding applications.

During the first quarter of 2023, we changed the names of our reportable segments from “Photonics” to “Precision Medicine and Manufacturing”, from “Vision” to “Medical Solutions”, and from “Precision Motion” to “Robotics and Automation”, respectively. The segment name changes did not result in any change to the compositions of our segments and therefore did not result in any change to historical results.

Reportable Segments

We operate in three reportable segments: Precision Medicine and Manufacturing, Medical Solutions, and Robotics and Automation. The reportable segments and their principal activities are summarized below.

Precision Medicine and Manufacturing

Our Precision Medicine and Manufacturing segment designs, manufactures and markets photonics-based solutions, including laser scanning, laser beam delivery, CO2 laser, solid state laser, ultrafast laser, and optical light engine products to customers worldwide. The segment serves highly demanding photonics-based applications for advanced industrial processes, metrology, medical and life science imaging, DNA sequencing, and medical laser procedures, particularly ophthalmology applications. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Medical Solutions

Our Medical Solutions segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators, pumps and related disposables; visualization solutions; wireless technologies, video recorder and video integration technologies for operating room integrations; optical data collection and machine vision technologies; radio frequency identification (“RFID”) technologies; thermal chart recorders; spectrometry technologies; and embedded touch screen solutions. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Robotics and Automation

Our Robotics and Automation segment designs, manufactures and markets optical and inductive encoders, precision motors, servo drives and motion control solutions, integrated stepper motors, intelligent robotic end-of-arm technology solutions, air bearings, and air bearing spindles to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products both directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

End Markets

We primarily operate in two end markets: the medical market and the advanced industrial market.

Medical Market

For the three months ended March 31, 2023, the medical market accounted for approximately 54% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the three months ended March 31, 2023, the advanced industrial market accounted for approximately 46% of our revenue. Revenue from our products sold to the advanced industrial market is affected by several factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, financial conditions of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the PMI on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Business Environment

Global Supply Chain Disruptions

Over the past three years, we experienced disruptions to our supply chain as a result of the COVID-19 pandemic and global electronics and other raw material shortages. While we regularly monitor the manufacturing output of companies in our supply chain, disruptions to our suppliers and/or sub-suppliers could further challenge our ability to manufacture our products, adversely affecting our operations and customer relationships. To mitigate the risk of supply chain interruptions, we are identifying alternative suppliers and distributors, sourcing raw materials from different supplier and distributor locations, modifying our product designs to allow for alternative components to be used without compromising quality and performance, in-sourcing production of parts where feasible, and taking other actions to ensure a sustainable supply of raw materials. Additionally, restrictions on or disruptions of transportation, such as reduced availability of air transports, port closures and backlogs and increased border controls or closures, have resulted in higher costs and delays for obtaining raw materials from suppliers. Our supply chain disruptions and customer orders to secure supply caused significantly elevated customer order backlog levels in the last two years. As of March 31, 2023, our backlog was almost double our average pre-COVID pandemic backlog levels due to longer customer lead times. We anticipate that our customers will gradually shorten their order lead times as supply chain disruptions ease over time in the near future.

Inflationary Pressures

The COVID-19 pandemic and the global supply chain disruptions have caused inflationary pressures on the market prices for raw materials and components as well increases in the costs of labor. We continue to experience higher than normal inflation of raw materials and components prices as well as labor costs. We have generally been able to offset increases in these costs through various productivity cost reduction initiatives, as well as increasing our selling prices to pass through some of these higher costs to our customers. However, our ability to raise our selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs. Additionally, the inflationary pressures have given rise to significant increases in interest rates as various governments used monetary policy to reduce inflation. As a result, our weighted average interest rate increased from approximately 2.5% as of April 1, 2022 to approximately 5.6% as of March 31, 2023.

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

Results of Operations for the Three Months Ended March 31, 2023 Compared with the Three Months Ended April 1, 2022

Overview of Financial Results

Total revenue of $219.1 million for the three months ended March 31, 2023 increased $14.9 million, or 7.3%, from the prior year period primarily due to increased demand in the advanced industrial and medical markets and revenue from a prior year acquisition. The effect of our prior year acquisition resulted in an increase in revenue of $3.5 million, or 1.7%. In addition, foreign currency exchange rates adversely impacted our revenue by $5.8 million, or 2.8%, for the three months ended March 31, 2023.

Operating income of $26.3 million for the three months ended March 31, 2023 increased $2.0 million, or 8.4%, from the prior year period. This increase was attributable to an increase in gross profit of $7.4 million primarily attributable to higher revenue, an increase in gross profit margin, and a decrease in amortization expense of $2.3 million, partially offset by an increase in restructuring, acquisition, and related charges of $4.1 million, an increase in research and development and engineering expenses of $1.9 million, and an increase in selling, general and administrative expenses of $1.6 million.

Basic earnings per common share (“Basic EPS”) of $0.51 for the three months ended March 31, 2023 decreased $0.02 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.51 for the three months ended March 31, 2023 decreased $0.02 from the prior year period. The decreases were primarily attributable to an increase in interest expense, partially offset by an increase in operating income.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	March 31,	April 1,	Increase	Percentage
	2023	2022	(Decrease)	Change
Precision Medicine and Manufacturing	$69,528	$62,782	$6,746	10.7%
Medical Solutions	77,640	62,050	15,590	25.1%
Robotics and Automation	71,958	79,384	(7,426)	(9.4)%
Total	$219,126	$204,216	$14,910	7.3%

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment revenue for the three months ended March 31, 2023 increased by $6.7 million, or 10.7%, versus the prior year period, primarily due to increased demand in advanced industrial and medical markets.

Medical Solutions

Medical Solutions segment revenue for the three months ended March 31, 2023 increased by $15.6 million, or 25.1%, versus the prior year period, primarily due to increases in sales from our minimally invasive surgery products and detection and analysis products, and $3.5 million of revenue contributions from our 2022 acquisition.

Robotics and Automation

Robotics and Automation segment revenue for the three months ended March 31, 2023 decreased by $7.4 million, or 9.4%, versus the prior year period, primarily due to a decrease in demand in the microelectronics market.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	March 31,	April 1,
	2023	2022
Gross profit:
Precision Medicine and Manufacturing	$34,333	$28,387
Medical Solutions	31,886	25,230
Robotics and Automation	32,815	38,150
Unallocated Corporate and Shared Services	(1,406)	(1,491)
Total	$97,628	$90,276
Gross profit margin:
Precision Medicine and Manufacturing	49.4%	45.2%
Medical Solutions	41.1%	40.7%
Robotics and Automation	45.6%	48.1%
Total	44.6%	44.2%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, trade tariffs, freight costs, headcount, inventory obsolescence and warranty expenses.

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment gross profit for the three months ended March 31, 2023 increased $5.9 million, or 20.9%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Precision Medicine and Manufacturing segment gross profit margin was 49.4% for the three months ended March 31, 2023, versus a gross profit margin of 45.2% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory productivity and favorable product mix.

Medical Solutions

Medical Solutions segment gross profit for the three months ended March 31, 2023 increased $6.7 million, or 26.4%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Medical Solutions segment gross profit margin was 41.1% for the three months ended March 31, 2023, versus a gross profit margin of 40.7% for the prior year period.

Robotics and Automation

Robotics and Automation segment gross profit for the three months ended March 31, 2023 decreased $5.3 million, or 14.0%, versus the prior year period, primarily due to a decrease in both revenue and gross profit margin. Robotics and Automation segment gross profit margin was 45.6% for the three months ended March 31, 2023, versus a gross profit margin of 48.1% for the prior year period. The decrease in gross profit margin was primarily attributable to inefficient factory utilization due to a decrease in demand in the microelectronics market.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments. These costs for the three months ended March 31, 2023 decreased by $0.1 million versus the prior year period.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended
	March 31,	April 1,
	2023	2022
Research and development and engineering	$22,828	$20,929
Selling, general and administrative	40,923	39,352
Amortization of purchased intangible assets	5,089	7,342
Restructuring, acquisition, and related costs	2,476	(1,630)
Total	$71,316	$65,993

Research and Development and Engineering Expenses

Research and Development and Engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $22.8 million, or 10.4% of revenue, during the three months ended March 31, 2023, versus $20.9 million, or 10.2% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue, primarily due to higher compensation related expenses as a result of higher headcount.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $40.9 million, or 18.7% of revenue, during the three months ended March 31, 2023, versus $39.4 million, or 19.3% of revenue, during the prior year period. SG&A expenses increased in terms of total dollars primarily due to increases in compensation related expenses and discretionary spending.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding amortization of developed technologies that is included in cost of revenue, was $5.1 million, or 2.3% of revenue, during the three months ended March 31, 2023, versus $7.3 million, or 3.6% of revenue, during the prior year period. The decrease, in terms of total dollars and as a percentage of revenue, was primarily due to certain intangibles being fully amortized in 2022.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $2.5 million during the three months ended March 31, 2023, versus $(1.6) million during the prior year period. During the three months ended April 1, 2022, the Company recognized $2.3 million reduction in the fair value of certain prior-year acquisition contingent consideration. The restructuring costs during the three months ended March 31, 2023 increased $1.8 million primarily due to increased expenses related to the 2022 restructuring plan.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended
	March 31,	April 1,
	2023	2022
Operating Income (Loss)
Precision Medicine and Manufacturing	$16,684	$13,435
Medical Solutions	9,841	5,042
Robotics and Automation	12,000	18,338
Unallocated Corporate and Shared Services	(12,213)	(12,532)
Total	$26,312	$24,283

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment operating income was $16.7 million, or 24.0% of revenue, during the three months ended March 31, 2023, versus $13.4 million, or 21.4% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $5.9 million, partially offset by an increase in restructuring, acquisition, and related costs of $2.0 million, and an increase in R&D expenses of $0.9 million.

Medical Solutions

Medical Solutions segment operating income was $9.8 million, or 12.7% of revenue, during the three months ended March 31, 2023, versus $5.0 million, or 8.1% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $6.7 million, partially offset by an increase in R&D expenses of $1.3 million and an increase in SG&A expenses of $0.9 million.

Robotics and Automation

Robotics and Automation segment operating income was $12.0 million, or 16.7% of revenue, during the three months ended March 31, 2023, versus $18.3 million, or 23.1% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $5.3 million, an increase in restructuring, acquisition, and related costs of $1.9 million, and an increase in SG&A expenses of $1.0 million, partially offset by a decrease in amortization expense of $1.8 million due to certain intangible assets being fully amortized in 2022.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended March 31, 2023 decreased by $0.3 million versus the prior year period.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended
	March 31,	April 1,
	2023	2022
Interest income (expense), net	$(6,332)	$(3,109)
Foreign exchange transaction gains (losses), net	$(77)	$69
Other income (expense), net	$(166)	$(545)

Interest Income (Expense), Net

Net interest expense was $6.3 million for the three months ended March 31, 2023, versus $3.1 million in the prior year period. The increase in net interest expense was primarily due to an increase in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 5.55% during the three months ended March 31, 2023, versus 2.49% during the prior year period.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were nominal for both the three months ended March 31, 2023 and the three months ended April 1, 2022.

Other Income (Expense), Net

Net other expense was nominal for both the three months ended March 31, 2023 and the three months ended April 1, 2022.

Income Tax Provision (Benefit)

Our effective tax rate for the three months ended March 31, 2023 was 7.5%, versus 9.1% for the prior year period. Our effective tax rate of 7.5% for the three months ended March 31, 2023 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by disallowed compensation and uncertain tax position accruals. For the three months ended March 31, 2023, the windfall tax benefits upon vesting of certain stock-based compensation awards had a benefit of 8.2% on our effective tax rate.

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

On December 12, 2022, the EU member states agreed to implement the Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Model Rules to be effective as of January 2024. These rules will impose a global corporate minimum income tax rate of 15%. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The OECD continues to release additional guidance on these rules. The Company is analyzing the potential impact and will continue to monitor the related developments.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside of our control, such as economic consequences of global pandemics and geo-political conflicts, monetary policy changes in the U.S. and other countries and their impact on the global financial markets, supply chain disruptions and electronics and other material shortages, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and other market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Our cash requirements primarily consist of principal and interest payments associated with our Senior Credit Facilities (as defined below), operating and finance leases, purchase commitments, and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Through March 31, 2023, we have not entered into any other material new or modified contractual obligations since December 31, 2022.

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

As of March 31, 2023, $56.0 million of our $82.7 million cash and cash equivalents was held by subsidiaries outside of Canada and the U.S. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities. Approximately $143.0 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the U.S. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

Senior Credit Facilities

In December 2019, we entered into the Third Amended and Restated Credit Agreement, originally consisting of a $100.0 million U.S. dollar equivalent euro-denominated (approximately €90.2 million) 5-year term loan facility and a $350.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities had an original maturity date of December 2024 and included an uncommitted accordion option pursuant to which the commitments under the revolving credit facility may be increased by an additional $200.0 million in aggregate, subject to certain customary conditions. The term loan facility requires quarterly scheduled principal repayments of approximately €1.1 million beginning in March 2020 with the remaining principal balance due upon maturity. We may make additional principal payments at any time, which will reduce the next quarterly installment payment due. We may pay down outstanding borrowings under our revolving credit facility with cash on hand and cash generated from future operations at any time.

On March 27, 2020, we entered into an amendment (the “First Amendment”) to the Credit Agreement and exercised a portion of the uncommitted accordion option. The First Amendment increased the revolving credit facility commitment under the Credit Agreement by $145.0 million, from $350.0 million to $495.0 million, and reset the uncommitted accordion option to $200.0 million for potential future expansion.

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

As of March 31, 2023, we had $82.4 million term loan and $345.6 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Credit Agreement, plus a margin ranging between 0.00% and 0.75% per annum, determined by reference to our consolidated leverage ratio, or (b) the Term SOFR Loans, Alternative Currency Loans, and Letters of Credit Rate, as defined in the Credit Agreement, plus a margin ranging between 0.75% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.30% per annum, determined by reference to our consolidated leverage ratio. As of March 31, 2023, we had outstanding borrowings under the Credit Agreement denominated in Euro and U.S. Dollars of $143.0 million and $285.0 million, respectively.

The Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of March 31, 2023:

	Requirement	Actual
Maximum consolidated leverage ratio (1)	3.50	2.14
Minimum consolidated fixed charge coverage ratio	1.50	6.74
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

In February 2020, our Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of common shares. Share repurchases have been made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. The Company did not repurchase any shares during the three months ended March 31, 2023. As of March 31, 2023, we had $49.5 million available for share repurchases under the 2020 Repurchase Plan.

Cash Flows for the Three Months Ended March 31, 2023 and April 1, 2022

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Three Months Ended
	March 31,	April 1,
	2023	2022
Net cash provided by operating activities	$10,245	$11,347
Net cash used in investing activities	$(3,620)	$(6,821)
Net cash used in financing activities	$(25,066)	$(22,029)

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$82,676	$100,105
Unused and available funds under the revolving credit facility	$349,410	$336,587

Operating Cash Flows

Cash provided by operating activities was $10.2 million for the three months ended March 31, 2023, versus $11.3 million for the prior year period. Cash provided by operating activities for the three months ended March 31, 2023 decreased from the prior year period primarily due to higher incentive compensation payments, partially offset by better net working capital performance versus the prior year period.

Investing Cash Flows

Cash used in investing activities was $3.6 million for the three months ended March 31, 2023, all related to capital expenditures.

Cash used in investing activities was $6.8 million for the three months ended April 1, 2022, primarily driven by capital expenditures of $6.3 million and a contingent consideration payment of $1.5 million related to our 2016 asset acquisition of video signal processing and management technologies.

We expect to use an aggregate of approximately $25 million to $30 million in 2023 for capital expenditures related to investments in new property, plant and equipment for our existing businesses, which includes a significant one-time buildout project in the U.K. for our Solid State and Ultrafast Lasers products.

Financing Cash Flows

Cash used in financing activities was $25.1 million for the three months ended March 31, 2023, primarily due to $15.3 million of term loan and revolving credit facility repayments and $9.6 million of payroll tax payments upon vesting of share-based compensation awards.

Cash used in financing activities was $22.0 million for the three months ended April 1, 2022, primarily due to $11.6 million of term loan and revolving credit facility repayments, $7.7 million of payroll tax payments upon vesting of share-based compensation awards, and $2.1 million of debt issuance costs in connection with the Fifth Amendment.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates through March 31, 2023 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recent Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended March 31, 2023, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2023, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our customers’ businesses, capital expenditures and levels of business activities.

A large portion of our product sales are dependent on our customers’ need for increased capacity, productivity and cost saving initiatives, improved product quality and performance, and new investments. Weaknesses in our end markets could negatively impact our revenue and gross margin and consequently have a material adverse effect on our business, financial condition and results of operations. A severe and/or prolonged overall economic downturn or a negative or uncertain political climate could lead to weaknesses in our end markets and adversely affect our customers’ financial condition and the timing or levels of our customers’ capital expenditures or business activities. We have experienced significant cyclical end market fluctuations in the past. For example, diminished growth expectations, economic and political uncertainty in regions across the globe and effects of the COVID-19 pandemic adversely impacted our customers’ financial condition and ability to maintain product order levels and reduced the demand for our products in 2020. In addition, certain sub-segments of the advanced industrial market that we serve, including the microelectronics and industrial capital equipment sectors, are cyclical and have historically experienced periods of oversupply, resulting in downturns in demand for capital equipment in which many of our products are used. It is difficult to predict the timing, length and severity of these downturns and their impact on our business. Further, our order levels or results of operations for a given period may not be indicative of order levels or results of operations for subsequent periods. For the foreseeable future, our operations will continue to depend upon industries that are subject to market cycles which, in turn, could adversely affect the market demand for our products.

We have also faced increases in inflationary conditions in materials and components as well as labor costs, and we expect these inflationary conditions to continue in 2023. These inflationary conditions have caused us to increase prices; however, such price increases may not be accepted by our customers or may not adequately offset the increases in our costs, thereby negatively affecting our results of operations. Changes in global economic conditions, including inflationary conditions, could also shift market demand to products or services for which we do not have competitive advantages. This could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changes in economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have in the past and may in the future lead to market-wide liquidity problems. Uncertainty may remain over liquidity concerns in the broader financial services industry, and there may be unpredictable impacts to our business and our industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/2015

3.2	By-Laws of the Registrant, as amended	10-K	001-35083	3.2	03/01/2021

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/2010

3.4	Articles of Amendment of the Registrant, dated May 26, 2005	10K	001-35083	3.4	3/1/2023

3.5	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/2010

3.6	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/2016

3.7	Articles of Amendment of the Registrant, dated April 29, 2022	10-Q	001-35083	3.6	05/10/2022

10.1	Form of Grant Notice and Award Agreement for Performance Stock Unit Awards with rTSR Modifier					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board of Directors and Chief Executive Officer	May 9, 2023
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	May 9, 2023
Robert J. Buckley