Form 10-Q
period 2023-09-29
NOVANTA INC
filed 2023-11-07
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2023

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

As of October 30, 2023, there were 35,810,370 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	September 29,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$75,961	$100,105
Accounts receivable, net of allowance of $1,307 and $995, respectively	143,086	137,697
Inventories	153,809	167,997
Prepaid income taxes and income taxes receivable	5,299	1,508
Prepaid expenses and other current assets	13,167	13,212
Total current assets	391,322	420,519
Property, plant and equipment, net	103,323	103,186
Operating lease assets	40,527	43,317
Deferred tax assets	24,714	15,113
Other assets	5,653	4,414
Intangible assets, net	151,096	175,766
Goodwill	477,642	478,897
Total assets	$1,194,277	$1,241,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,736	$4,800
Accounts payable	63,983	75,225
Income taxes payable	7,223	13,660
Current portion of operating lease liabilities	8,072	7,793
Accrued expenses and other current liabilities	54,375	63,044
Total current liabilities	138,389	164,522
Long-term debt	347,879	430,662
Operating lease liabilities	38,577	40,808
Deferred tax liabilities	14,439	17,194
Income taxes payable	4,932	4,355
Other liabilities	5,205	6,085
Total liabilities	549,421	663,626
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,810 and 35,711, respectively	423,856	423,856
Additional paid-in capital	63,362	55,155
Retained earnings	190,951	130,584
Accumulated other comprehensive loss	(33,313)	(32,009)
Total stockholders' equity	644,856	577,586
Total liabilities and stockholders’ equity	$1,194,277	$1,241,212

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Revenue	$221,503	$222,958	$670,093	$642,530
Cost of revenue	119,912	124,550	366,751	358,601
Gross profit	101,591	98,408	303,342	283,929
Operating expenses:
Research and development and engineering	22,022	21,349	68,230	63,866
Selling, general and administrative	39,648	40,301	122,758	120,191
Amortization of purchased intangible assets	5,131	6,472	15,344	20,987
Restructuring, acquisition, and related costs	4,481	1,625	8,191	2,650
Total operating expenses	71,282	69,747	214,523	207,694
Operating income	30,309	28,661	88,819	76,235
Interest income (expense), net	(6,756)	(4,062)	(19,898)	(9,928)
Foreign exchange transaction gains (losses), net	(370)	2,086	(373)	2,307
Other income (expense), net	(189)	87	(546)	(390)
Income before income taxes	22,994	26,772	68,002	68,224
Income tax provision	1,771	4,282	7,635	9,435
Consolidated net income	$21,223	$22,490	$60,367	$58,789

Earnings per common share (Note 4):
Basic	$0.59	$0.63	$1.68	$1.65
Diluted	$0.59	$0.63	$1.68	$1.64

Weighted average common shares outstanding—basic	35,856	35,729	35,839	35,625
Weighted average common shares outstanding—diluted	36,041	35,928	36,024	35,881

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Consolidated net income	$21,223	$22,490	$60,367	$58,789
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(8,786)	(18,972)	(1,980)	(37,672)
Pension liability adjustments, net of tax (2)	515	710	676	1,611
Total other comprehensive income (loss)	(8,271)	(18,262)	(1,304)	(36,061)
Total consolidated comprehensive income	$12,952	$4,228	$59,063	$22,728

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

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Retained	Accumulated Other
	# of Shares	Amount	Capital	Earnings	Comprehensive Loss	Total

	Three Months Ended September 29, 2023
Balance at June 30, 2023	35,808	$423,856	$57,488	$169,728	$(25,042)	$626,030
Consolidated net income	—	—	—	21,223	—	21,223
Common shares issued under stock plans	3	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(1)	—	(163)	—	—	(163)
Share-based compensation	—	—	6,037	—	—	6,037
Other comprehensive income (loss), net of tax	—	—	—	—	(8,271)	(8,271)
Balance at September 29, 2023	35,810	$423,856	$63,362	$190,951	$(33,313)	$644,856

	Nine Months Ended September 29, 2023
Balance at December 31, 2022	35,711	$423,856	$55,155	$130,584	$(32,009)	$577,586
Consolidated net income	—	—	—	60,367	—	60,367
Common shares issued under stock plans	167	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(68)	—	(10,171)	—	—	(10,171)
Share-based compensation	—	—	18,378	—	—	18,378
Other comprehensive income (loss), net of tax	—	—	—	—	(1,304)	(1,304)
Balance at September 29, 2023	35,810	$423,856	$63,362	$190,951	$(33,313)	$644,856

	Three Months Ended September 30, 2022
Balance at July 1, 2022	35,623	$423,856	$46,146	$92,832	$(30,665)	$532,169
Consolidated net income	—	—	—	22,490	—	22,490
Common shares issued under stock plans	67	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(1)	—	(149)	—	—	(149)
Repurchases of common shares	—	—	—	—	—	—
Share-based compensation	—	—	5,954	—	—	5,954
Other comprehensive income (loss), net of tax	—	—	—	—	(18,262)	(18,262)
Balance at September 30, 2022	35,689	$423,856	$51,951	$115,322	$(48,927)	$542,202

	Nine Months Ended September 30, 2022
Balance at December 31, 2021	35,601	$423,856	$53,768	$56,533	$(12,866)	$521,291
Consolidated net income	—	—	—	58,789	—	58,789
Common shares issued under stock plans	238	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(66)	—	(9,626)	—	—	(9,626)
Repurchases of common shares	(84)	—	(10,000)	—	—	(10,000)
Share-based compensation	—	—	17,809	—	—	17,809
Other comprehensive income (loss), net of tax	—	—	—	—	(36,061)	(36,061)
Balance at September 30, 2022	35,689	$423,856	$51,951	$115,322	$(48,927)	$542,202

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2023	2022
Cash flows from operating activities:
Consolidated net income	$60,367	$58,789
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	35,065	40,999
Provision for inventory excess and obsolescence	6,563	1,940
Impairment of assets	1,421	—
Share-based compensation	18,378	17,809
Deferred income taxes	(12,328)	(14,628)
Write-off of unamortized deferred financing costs	—	624
Other	1,289	(152)
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(6,371)	(34,444)
Inventories	5,619	(46,552)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(3,444)	(2,041)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	(24,759)	29,393
Other non-current assets and liabilities	(717)	(1,570)
Net cash provided by operating activities	81,083	50,167
Cash flows from investing activities:
Cash paid for business acquisitions, net of working capital adjustments	—	(21,565)
Purchases of property, plant and equipment	(13,741)	(15,385)
Payment of contingent consideration related to acquisition of technology assets	—	(1,470)
Other investing activities	—	137
Net cash used in investing activities	(13,741)	(38,283)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	69,941
Repayments under term loan and revolving credit facilities	(82,047)	(37,791)
Payments of debt issuance costs	—	(2,492)
Payments of withholding taxes from share-based awards	(10,171)	(9,626)
Repurchases of common shares	—	(10,000)
Payments of contingent consideration related to acquisitions	(81)	(46,254)
Other financing activities	(484)	(447)
Net cash used in financing activities	(92,783)	(36,669)
Effect of exchange rates on cash and cash equivalents	1,297	(8,028)
Decrease in cash and cash equivalents	(24,144)	(32,813)
Cash and cash equivalents, beginning of the period	100,105	117,393
Cash and cash equivalents, end of the period	$75,961	$84,580
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,290	$8,962
Cash paid for income taxes	$28,684	$17,102
Income tax refunds received	$275	$164

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

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

In October 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to SEC’s Disclosure Update and Simplification Initiative.”

ASU 2023-06 clarifies or improves disclosure and presentation requirements of a variety of topics, which allow users to easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements and align the requirements in the FASB Accounting Standards Codification with the SEC’s regulations.

The effective date for each amendment in ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited.

The Company is currently evaluating the impact of ASU 2023-06 on its consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

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

At the request of its customers, the Company may perform professional services, generally for the maintenance and repair of products previously sold to those customers and for engineering services. Professional services for the maintenance and repair of products are typically short in duration, mostly less than one month, and generally involve a single distinct performance obligation. The related revenue is recognized at a point in time when control transfers to the customer upon completion of professional services. The consideration expected to be received in exchange for such services is typically the contractually stated amount. Certain engineering services are longer in duration and the related revenue is recognized over time. As the Company’s right to payment from a customer is based on the value of engineering services performed, the Company recognizes revenue based on the corresponding value to the customer from the Company’s performance completed to date. Revenue from engineering services aggregated to less than 3% of the Company’s consolidated revenue during the nine months ended September 29, 2023 and September 30, 2022.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

(Unaudited)

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of September 29, 2023 and December 31, 2022, contract liabilities were $6.8 million and $8.4 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The decrease in the contract liability balance during the nine months ended September 29, 2023 is primarily due to $6.2 million of revenue recognized during the period that was included in the contract liability balance as of December 31, 2022, partially offset by cash payments received in advance of satisfying performance obligations.

Disaggregated Revenue

See Note 15 for the Company’s disaggregation of revenue by segment, geography and end market.

3. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2022	$(32,009)	$(24,427)	$(7,582)
Other comprehensive income (loss)	(2,068)	(1,980)	(88)
Amounts reclassified from accumulated other comprehensive loss	764	—	764
Balance at September 29, 2023	$(33,313)	$(26,407)	$(6,906)

The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

4. Earnings per Common Share

Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period.

For diluted earnings per common share, the denominator includes the dilutive effect of outstanding common share equivalents. The dilutive effects of outstanding common share equivalents, including outstanding service-based restricted stock units, stock options and performance-based restricted stock units, are determined using the treasury stock method. Performance-based restricted stock units are considered contingently issuable shares, the vesting of which may be based on achievement of specified company performance conditions (“attainment-based PSUs”), certain market conditions (“market-based PSUs”) or a hybrid of company performance conditions and market conditions (“hybrid PSUs”). The dilutive effects of market-based PSUs are included in the weighted average common share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period, assuming the end of the reporting period is also the end of the performance period. The dilutive effects of attainment-based and hybrid PSUs are included in the weighted average common share calculation based on the cumulative achievement against the performance targets only when the performance targets have been achieved as of the end of the reporting period.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Numerators:
Consolidated net income	$21,223	$22,490	$60,367	$58,789

Denominators:
Weighted average common shares outstanding— basic	35,856	35,729	35,839	35,625
Dilutive potential common shares	185	199	185	256
Weighted average common shares outstanding— diluted	36,041	35,928	36,024	35,881
Antidilutive potential common shares excluded from above	49	73	101	104

Earnings per Common Share:
Basic	$0.59	$0.63	$1.68	$1.65
Diluted	$0.59	$0.63	$1.68	$1.64

For both the three and nine months ended September 29, 2023, 143 thousand shares of performance-based restricted stock units were excluded from the calculation of the denominator because they were attainment-based and hybrid contingently issuable shares and the related performance targets had not been achieved as of September 29, 2023.

For both the three and nine months ended September 30, 2022, 124 thousand shares of performance-based restricted stock units were excluded from the calculation of the denominator because they were attainment-based contingently issuable shares and the related performance targets had not been achieved as of September 30, 2022.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

(Unaudited)

Contingent Considerations

On July 31, 2019, the Company acquired ARGES GmbH (“ARGES”). Under the purchase and sale agreement for the ARGES acquisition, the former owner of ARGES is eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from August 2019 through December 2026. The undiscounted range of possible contingent consideration is zero to €10.0 million ($11.1 million). If the revenue targets are achieved, the contingent consideration would be payable annually with the first payment due in the first quarter of 2021. The estimated fair value of the contingent consideration of €7.1 million ($7.9 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. During 2020, the fair value of the contingent consideration was adjusted to €4.1 million ($5.1 million). During 2021, the Company made the first installment payment of €0.4 million ($0.4 million) in March 2021 and adjusted the fair value of the contingent consideration to €3.3 million ($3.8 million) as of December 31, 2021. During 2022, the Company made the second installment payment of €0.3 million ($0.4 million) in March 2022 and adjusted the fair value of the contingent consideration to €0.4 million ($0.4 million). During the nine months ended September 29, 2023, the Company made the third installment payment of €0.1 million ($0.1 million). The installment payments have been reported as cash outflows from financing activities in the consolidated statement of cash flows for the respective periods. Based on the revenue performance and revenue projections as of September 29, 2023, the Company did not make any adjustments to the fair value of the remaining contingent consideration during the nine months ended September 29, 2023.

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 29, 2023 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,724	$1,724	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	237	—	237	—
	$1,961	$1,724	$237	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$45	$—	$—	$45
Foreign currency forward contracts	23	—	23	—
Other liabilities:
Contingent considerations - Long-term	296	—	—	296
	$364	$—	$23	$341

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

(Unaudited)

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,369	$1,369	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	391	—	391	—
	$1,760	$1,369	$391	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$124	$—	$—	$124
Foreign currency forward contracts	412	—	412	—
Other liabilities:
Contingent considerations - Long-term	301	—	—	301
	$837	$—	$412	$425

Changes in the fair value of Level 3 contingent considerations during the nine months ended September 29, 2023 were as follows (in thousands):

Amount
Balance at December 31, 2022	$425
Payments	(81)
Fair value adjustments	—
Effect of foreign exchange rates	(3)
Balance at September 29, 2023	$341

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

As of September 29, 2023, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $163.5 million and a net gain of $0.2 million, respectively. As of December 31, 2022, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $117.1 million and a net loss of less than $0.1 million, respectively.

The Company recognized an aggregate net loss of $0.2 million and aggregate net gain of $2.5 million for the three and nine months ended September 29, 2023, respectively. The Company recognized an aggregate net loss of $0.8 million and $2.3 million for the three and nine months ended September 30, 2022, respectively.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

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

The following table summarizes changes in goodwill during the nine months ended September 29, 2023 (in thousands):

Balance at beginning of the period	$478,897
Effect of foreign exchange rate changes	(1,255)
Balance at end of the period	$477,642

Goodwill by reportable segment as of September 29, 2023 was as follows (in thousands):

	Reportable Segment
	Precision Medicine and Manufacturing	Medical Solutions	Robotics and Automation	Total
Goodwill	$208,110	$166,905	$253,856	$628,871
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$105,649	$135,183	$236,810	$477,642

Goodwill by reportable segment as of December 31, 2022 was as follows (in thousands):

	Reportable Segment
	Precision Medicine and Manufacturing	Medical Solutions	Robotics and Automation	Total
Goodwill	$208,387	$167,891	$253,848	$630,126
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$105,926	$136,169	$236,802	$478,897

Intangible Assets

Intangible assets as of September 29, 2023 and December 31, 2022, respectively, are summarized as follows (in thousands):

	September 29, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$184,246	$(141,182)	$43,064	$184,589	$(132,350)	$52,239
Customer relationships	221,706	(135,476)	86,230	222,173	(121,527)	100,646
Trademarks and trade names	23,297	(14,522)	8,775	23,311	(13,457)	9,854
Amortizable intangible assets	429,249	(291,180)	138,069	430,073	(267,334)	162,739
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Total intangible assets	$442,276	$(291,180)	$151,096	$443,100	$(267,334)	$175,766

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

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

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Amortization expense – cost of revenue	$3,051	$3,247	$9,119	$10,004
Amortization expense – operating expenses	5,131	6,472	15,344	20,987
Total amortization expense	$8,182	$9,719	$24,463	$30,991

As of September 29, 2023, estimated amortization expense for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2023 (remainder of year)	$3,005	$5,065	$8,070
2024	9,771	16,998	26,769
2025	8,289	14,378	22,667
2026	6,933	12,227	19,160
2027	4,197	9,861	14,058
Thereafter	10,869	36,476	47,345
Total	$43,064	$95,005	$138,069

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	September 29,	December 31,
	2023	2022
Raw materials	$109,067	$118,292
Work-in-process	21,266	23,328
Finished goods	23,096	25,738
Demo and consigned inventory	380	639
Total inventories	$153,809	$167,997

Accrued Expenses and Other Current Liabilities

	September 29,	December 31,
	2023	2022
Accrued compensation and benefits	$26,691	$35,501
Accrued warranty	5,498	5,127
Contract liabilities, current portion	6,576	8,128
Finance lease obligations	708	668
Other	14,902	13,620
Total	$54,375	$63,044

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

(Unaudited)

Accrued Warranty

	Nine Months Ended
	September 29,	September 30,
	2023	2022
Balance at beginning of the period	$5,127	$4,783
Provision charged to cost of revenue	1,837	2,091
Use of provision	(1,467)	(1,933)
Foreign currency exchange rate changes	1	(203)
Balance at end of the period	$5,498	$4,738

Other Long-Term Liabilities

	September 29,	December 31,
	2023	2022
Finance lease obligations	$4,117	$4,652
Accrued contingent considerations and earn-outs	296	301
Other	792	1,132
Total	$5,205	$6,085

9. Debt

Outstanding debt consisted of the following (in thousands):

	September 29,	December 31,
	2023	2022
Senior Credit Facilities – term loan	$4,763	$4,832
Less: unamortized debt issuance costs	(27)	(32)
Total current portion of long-term debt	$4,736	$4,800

Senior Credit Facilities – term loan	$72,400	$77,060
Senior Credit Facilities – revolving credit facility	279,423	358,413
Less: unamortized debt issuance costs	(3,944)	(4,811)
Total long-term debt	$347,879	$430,662

Total Senior Credit Facilities	$352,615	$435,462

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

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million that began in March 2020, with the remaining balance due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at any time until maturity. The Company made principal payments of €3.4 million ($3.6 million) towards its term loan and $78.4 million towards its revolving credit facility during the nine months ended September 29, 2023.

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

AS OF SEPTEMBER 29, 2023

(Unaudited)

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

The Company is required to satisfy certain financial and non-financial covenants under the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of September 29, 2023.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

Fair Value of Debt

As of September 29, 2023 and December 31, 2022, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

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

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Operating lease cost	$2,639	$2,544	$7,916	$7,936
Finance lease cost
Amortization of right-of-use assets	150	150	452	451
Interest on lease liabilities	68	77	208	234
Variable lease cost	227	271	787	888
Total lease cost	$3,084	$3,042	$9,363	$9,509

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

(Unaudited)

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	September 29,	December 31,
	2023	2022
Operating leases
Operating lease right-of-use assets	$40,527	$43,317

Current portion of operating lease liabilities	$8,072	$7,793
Operating lease liabilities	38,577	40,808
Total operating lease liabilities	$46,649	$48,601

Finance leases
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(6,122)	(5,670)
Finance lease assets included in property, plant and equipment, net	$3,460	$3,912

Accrued expenses and other current liabilities	$708	$668
Other liabilities	4,117	4,652
Total finance lease liabilities	$4,825	$5,320

Weighted-average remaining lease term (in years):
Operating leases	7.7	8.2
Finance leases	5.8	6.5

Weighted-average discount rate:
Operating leases	4.84%	4.64%
Finance leases	5.54%	5.54%

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Nine Months Ended
	September 29,	September 30,
	2023	2022
Cash paid for amounts included in lease liabilities:
Operating cash flows from finance leases	$208	$234
Operating cash flows from operating leases	$5,916	$5,921
Financing cash flows from finance leases	$484	$447

Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,893	$4,621

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

(Unaudited)

Future minimum lease payments under operating and finance leases expiring subsequent to September 29, 2023, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2023 (remainder of year)	$2,426	$238
2024	9,617	954
2025	9,386	954
2026	7,945	979
2027	7,066	1,003
Thereafter	20,832	1,505
Total minimum lease payments	57,272	5,633
Less: Interest	(10,623)	(808)
Present value of lease liabilities	$46,649	$4,825

11. Preferred and Common Shares and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of September 29, 2023, no preferred shares had been issued and outstanding.

Common Share Repurchases

In February 2020, the Company’s Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”), authorizing the repurchase of $50.0 million worth of the Company’s common shares. During the nine months ended September 30, 2022, the Company repurchased 4 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $0.5 million and an average price of $116.95 per share. During the nine months ended September 29, 2023, the Company did not repurchase any shares. As of September 29, 2023, the Company had $49.5 million available for future share repurchases under the 2020 Repurchase Plan.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Selling, general and administrative	$5,229	$4,649	$15,631	$13,906
Research and development and engineering	510	586	1,495	1,780
Cost of revenue	298	719	1,252	2,123
Total share-based compensation expense	$6,037	$5,954	$18,378	$17,809

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors of $1.2 million and $1.1 million during the nine months ended September 29, 2023 and September 30, 2022, respectively.

Restricted Stock Units and Deferred Stock Units

The Company’s restricted stock units (“RSUs”) have generally been issued with vesting periods ranging from zero to five years and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

(Unaudited)

over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and historical forfeiture experience.

Deferred stock units (“DSUs”) are granted to the members of the Company’s Board of Directors (the “Board”). Compensation expense associated with the DSUs is recognized in full on the date of grant, as the DSUs are fully vested and non-forfeitable upon grant. Outstanding DSUs are converted into common shares upon Board members' resignation or retirement from the Board. There were 41 thousand and 38 thousand DSUs outstanding as of September 29, 2023 and December 31, 2022, respectively. Outstanding DSUs are included in the calculation of weighted average basic shares outstanding for the respective periods.

The table below summarizes activities relating to RSUs and DSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 29, 2023:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	238	$128.26
Granted	91	$156.47
Vested	(102)	$122.48
Forfeited	(24)	$139.50
Unvested at September 29, 2023	203	$142.72
Expected to vest as of September 29, 2023	185

The total fair value of RSUs and DSUs that vested during the nine months ended September 29, 2023 was $15.2 million based on the market price of the underlying shares on the date of vesting.

Performance Stock Units

The Company typically grants performance-based restricted stock unit awards (“PSUs”) that are based on the Company's financial metrics, market conditions, or a hybrid of financial metrics and market conditions. These performance stock unit awards generally cliff vest on the first day following the end of the specified performance period.

The number of common shares to be issued upon settlement following vesting of attainment-based PSUs is determined based on the Company’s financial metrics over the specified performance period against the targets established by the Company’s Board of Directors at the time of grant and will be in the range of zero to 200% of the target number of shares. The Company recognizes compensation expense ratably over the performance period based on the number of shares that are deemed probable of vesting at the end of the specified performance period. This probability assessment is performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the consolidated statement of operations in the period in which such determination is made.

The number of common shares to be issued upon settlement following vesting of market-based PSUs is determined based on the relative market performance of the Company’s common stock compared to the Russell 2000 Index over the specified performance period using a payout formula established by the Company’s Board of Directors at the time of grant and will be in the range of zero to 200% of the target number of shares. The Company recognizes the related compensation expense based on the fair value of the market-based PSUs, determined using the Monte-Carlo valuation model as of the grant date, on a straight-line basis from the grant date to the end of the specified performance period. Compensation expense on market-based PSUs will not be affected by the number of shares that will ultimately vest at the end of the specified performance period.

The number of common shares to be issued upon settlement following vesting of PSU awards that are based on the achievement of a hybrid of financial metrics and market conditions (“Hybrid PSUs”) is determined based on the Company's financial metrics achieved over the specified performance period against the targets established by the Company's Board of Directors at the time of grant with a market condition multiplier and will be in the range of zero to 260% of the target number of shares. The Company determines the fair value of these Hybrid PSUs using the Monte-Carlo valuation model as of the grant date. The Company recognizes compensation expense associated with the Hybrid PSUs ratably over the performance period based on the fair value of the PSUs as of the grant date and the number of shares that are deemed probable of vesting at the end of the specified performance period. The probability assessment is performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the consolidated statement of operations in the period in which such determination is made.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

(Unaudited)

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 29, 2023:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	216	$144.16
Granted	57	$179.15
Performance adjustments(1)	20	$122.24
Vested	(70)	$116.56
Forfeited	(16)	$168.97
Unvested at September 29, 2023	207	$160.40
Expected to vest as of September 29, 2023	246

(1) The amount shown represents performance adjustments related to the performance-based awards granted on February 20, 2020. These performance-based awards vested at a blended payout of 142% during the nine months ended September 29, 2023 based on the achievement of cumulative Non-GAAP EPS and applicable relative TSR performance conditions, respectively, over the performance period of fiscal years 2020 through 2022.

The unvested PSUs are shown at target payout levels in the table above. As of September 29, 2023, the maximum number of common shares that could be earned under these PSU grants was approximately 369 thousand shares.

The total fair value of PSUs that vested during the nine months ended September 29, 2023 was $9.9 million based on the market price of the underlying common shares on the date of vesting.

The grant-date fair value of the hybrid PSUs granted during the nine months ended September 29, 2023 was estimated using the Monte Carlo valuation method with the following assumptions:

Nine Months Ended September 29, 2023
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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

(Unaudited)

The table below summarizes the activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 29, 2023:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2022	84	$72.18
Granted	48	$156.72
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of September 29, 2023	132	$102.86
Exercisable as of September 29, 2023	57
Expected to vest as of September 29, 2023	75

The aggregate Black-Scholes fair value of $3.0 million for the stock options granted during the nine months ended September 29, 2023 was estimated using the following assumptions as of the grant date:

Nine Months Ended September 29, 2023
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

The Company’s effective tax rate of 7.7% for the three months ended September 29, 2023 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and tax benefits of share-based compensation awards, partially offset by disallowed compensation deductions and uncertain tax position accruals.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

(Unaudited)

The Company’s effective tax rate of 11.2% for the nine months ended September 29, 2023 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and tax benefits of share-based compensation awards, partially offset by disallowed compensation deductions and uncertain tax position accruals. For the nine months ended September 29, 2023, the tax benefits of share-based compensation awards had a benefit of 4.5% on the Company’s effective tax rate.

The Company’s effective tax rate of 16.0% for the three months ended September 30, 2022 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and R&D tax credits, partially offset by disallowed compensation deductions and uncertain tax position accruals.

The Company’s effective tax rate of 13.8% for the nine months ended September 30, 2022 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and tax benefits of share-based compensation awards, partially offset by disallowed compensation deductions and uncertain tax position accruals. For the nine months ended September 30, 2022, the tax benefits of share-based compensation awards had a benefit of 0.2% on the Company’s effective tax rate.

13. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
2022 restructuring	$2,450	$889	$5,324	$889
2020 restructuring	1,880	887	2,613	2,119
Total restructuring charges	4,330	1,776	7,937	3,008
Acquisition and related charges	151	(151)	254	(358)
Total restructuring, acquisition, and related costs	$4,481	$1,625	$8,191	$2,650

2022 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2022 restructuring program in the third quarter of 2022. This program is focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program is focused on cost reduction actions that improve gross margins for the overall company in line with the Company's multi-year gross margin expansion program. During the three and nine months ended September 29, 2023, the Company recorded $2.5 million and $5.3 million, respectively, in severance, facility related, and other charges in connection with the 2022 restructuring program. As of September 29, 2023, the Company had incurred cumulative costs of $6.7 million related to this restructuring plan. The Company anticipates substantially completing the 2022 restructuring program by the end of 2023 and expects to incur additional restructuring charges of $2.5 million to $3.0 million related to the 2022 restructuring program.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

(Unaudited)

The following table summarizes restructuring costs associated with the 2022 restructuring program by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Precision Medicine and Manufacturing	$76	$889	$1,064	$889
Medical Solutions	253	—	293	—
Robotics and Automation	1,632	—	3,168	—
Unallocated Corporate and Shared Services	489	—	799	—
Total	$2,450	$889	$5,324	$889

2020 Restructuring

The Company initiated the 2020 restructuring program in the third quarter of 2020. This program is focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program is focused on cost reduction actions that improve gross margins for the overall company. During the three and nine months ended September 29, 2023, the Company recorded $1.9 million and $2.6 million respectively, in severance, facility related, and other costs in connection with the 2020 restructuring program. As of September 29, 2023, the Company had incurred cumulative costs of $16.5 million related to this restructuring plan. The 2020 restructuring program was substantially completed in the third quarter of 2023.

The following table summarizes restructuring costs associated with the 2020 restructuring program by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Precision Medicine and Manufacturing	$1,543	$758	$2,050	$1,952
Medical Solutions	—	101	—	207
Robotics and Automation	337	22	563	(46)
Unallocated Corporate and Shared Services	—	6	—	6
Total	$1,880	$887	$2,613	$2,119

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility Related	Other
Balance at December 31, 2022	$2,410	$1,902	$452	$56
Restructuring charges	7,937	4,799	1,929	1,209
Cash payments	(5,969)	(4,803)	(600)	(566)
Non-cash write-offs and other adjustments(1)	(1,346)	20	(823)	(543)
Balance at September 29, 2023	$3,032	$1,918	$958	$156

(1) Non-cash write-offs and other adjustments included impairment of assets amounting to $1.4 million.

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $0.2 million and $0.3 million for the three and nine months ended September 29, 2023, and $0.8 million and $1.1 million for the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2022, the Company recognized a reduction of $1.0 million and $1.4 million, respectively, in earn-out expenses related to prior-year acquisitions. The majority of acquisition and related costs for the three and nine months ended September 29, 2023 were included in the Company’s Unallocated Corporate and Shared Services reportable segment. The majority of acquisition and related

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

(Unaudited)

costs for the three and nine months ended September 30, 2022 were included in the Company’s Precision Medicine and Manufacturing, Robotics and Automation, and Unallocated Corporate and Shared Services reportable segments.

14. Commitments and Contingencies

Purchase Commitments

There have been no material changes to the Company’s purchase commitments since December 31, 2022.

Business Interruption Insurance Recoveries

The Company made an insurance claim to recover lost margin and additional costs incurred in connection with a fire at a key supplier that caused business interruption in the second half of 2022. During the three and nine months ended September 29, 2023, the Company received insurance recovery payments of $4.4 million and $5.0 million, respectively, which have been recorded as a reduction to cost of revenue. The insurance claim was fully settled as of September 29, 2023.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

(Unaudited)

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
Revenue	2023	2022	2023	2022
Precision Medicine and Manufacturing	$71,277	$70,799	$215,138	$203,042
Medical Solutions	83,378	73,345	244,340	200,911
Robotics and Automation	66,848	78,814	210,615	238,577
Total	$221,503	$222,958	$670,093	$642,530

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
Gross Profit	2023	2022	2023	2022
Precision Medicine and Manufacturing	$36,208	$34,699	$107,054	$94,268
Medical Solutions	34,027	28,201	100,170	79,966
Robotics and Automation	32,652	36,832	100,376	113,846
Unallocated Corporate and Shared Services	(1,296)	(1,324)	(4,258)	(4,151)
Total	$101,591	$98,408	$303,342	$283,929

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
Gross Profit Margin	2023	2022	2023	2022
Precision Medicine and Manufacturing	50.8%	49.0%	49.8%	46.4%
Medical Solutions	40.8%	38.4%	41.0%	39.8%
Robotics and Automation	48.8%	46.7%	47.7%	47.7%
Total	45.9%	44.1%	45.3%	44.2%

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
Operating Income (Loss)	2023	2022	2023	2022
Precision Medicine and Manufacturing	$18,508	$18,351	$54,803	$45,782
Medical Solutions	11,050	8,744	30,974	20,811
Robotics and Automation	12,208	15,800	39,456	48,222
Unallocated Corporate and Shared Services	(11,457)	(14,234)	(36,414)	(38,580)
Total	$30,309	$28,661	$88,819	$76,235

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
Depreciation and Amortization Expenses	2023	2022	2023	2022
Precision Medicine and Manufacturing	$2,644	$2,760	$7,901	$8,234
Medical Solutions	3,860	4,240	11,877	12,989
Robotics and Automation	4,705	6,050	14,467	19,467
Unallocated Corporate and Shared Services	188	93	820	309
Total	$11,397	$13,143	$35,065	$40,999

Revenue by Geography

The Company aggregates geographic revenue based on the customer locations where products are shipped to. Revenue by geography was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
United States	$110,462	$99,230	$321,898	$268,585
Germany	33,263	34,625	100,222	99,526
Rest of Europe	34,257	33,996	98,159	105,327
China	15,679	24,209	54,331	80,877
Rest of Asia-Pacific	24,060	26,886	79,561	74,400
Other	3,782	4,012	15,922	13,815
Total	$221,503	$222,958	$670,093	$642,530

The majority of revenue from Precision Medicine and Manufacturing, Medical Solutions and Robotics and Automation segments is generated from sales to customers within the United States and Europe. Each segment also generates revenue across the other geographies, with no significant concentration of any segment’s remaining revenue.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 29, 2023

(Unaudited)

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Medical	57%	50%	54%	48%
Advanced Industrial	43%	50%	46%	52%
Total	100%	100%	100%	100%

The majority of revenue from the Precision Medicine and Manufacturing and Robotics and Automation segments is generated from sales to customers in the advanced industrial market. The majority of revenue from the Medical Solutions segment is generated from sales to customers in the medical market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, our ability to manage or mitigate the impact of global supply chain disruptions, inflationary pressures and other macroeconomic conditions; our belief that the Purchasing Managers Index (“PMI”) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; industry trends; market conditions; our competitive positions; changes in economic and political conditions, including supply chain disruptions and constraints and inflationary pressures; changes in accounting principles; changes in actual or assumed tax liabilities and tax law; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits and expected costs of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory requirements, including environmental requirements, and our compliance thereto; and other statements that are not historical facts. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses, capital expenditures and level of business activities; risks associated with epidemics or pandemics, such as the COVID-19 pandemic, and other events outside of our control; our dependence upon our ability to respond to fluctuations in product demand; our ability to continually innovate, introduce new products timely, and successfully commercialize our innovations; customer order timing and other similar factors beyond our control; disruptions or breaches in security of our and our third-party providers’ information technology systems; our failure to comply with data privacy regulations; changes in interest rates, credit ratings or foreign currency exchange rates; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; risks associated with increased outsourcing of components manufacturing; our exposure to increased tariffs, trade restrictions or taxes on our products; negative effects on global economic conditions, financial markets and our business as a result of the United Kingdom’s withdrawal from the European Union; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities and disruptions to our operations as a result of consolidation of our operations; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components or other goods from our suppliers; our failure to accurately forecast component and raw material requirements leading to excess inventories or delays in the delivery of our products; production difficulties and product delivery delays or disruptions; our exposure to medical device regulations, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products; potential penalties for violating foreign and U.S. federal and state healthcare laws and regulations; impact of healthcare industry cost containment and healthcare reform measures; changes in governmental regulations affecting our business or products; our failure to implement new information technology systems and software successfully; our failure to realize the full value of our intangible assets; our reliance on original equipment manufacturer customers; increasing scrutiny and changing expectations from investors, customers, and governments with respect to Environmental, Social and Governance policies and practices; our exposure to the credit risk of some of our customers and in weakened markets; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; changes in tax laws and fluctuations in our effective tax rates; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; our existing indebtedness limiting our ability to engage in certain activities; volatility in the market price for our common shares; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 under the heading “Risk Factors”, as updated herein and in our other filings with the Securities and Exchange Commission. In this Quarterly Report on Form 10-Q, the words “expects,” “intends,” “anticipates,” “estimates,” “believes,” “future,” “plans,” “aims,” “would,” “could,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such forward-looking statements to reflect any changes in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required under applicable law.

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

Medical Market

For the nine months ended September 29, 2023, the medical market accounted for approximately 54% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the nine months ended September 29, 2023, the advanced industrial market accounted for approximately 46% of our revenue. Revenue from our products sold to the advanced industrial market is affected by several factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, financial conditions of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the PMI on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Business Environment

Global Supply Chain Disruptions

Over the past three years, we experienced disruptions to our supply chain as a result of the COVID-19 pandemic and global electronics and other raw material shortages. While we regularly monitor the manufacturing output of companies in our supply chain, disruptions to our suppliers and/or sub-suppliers could further challenge our ability to manufacture our products, adversely affecting our operations and customer relationships. To mitigate the risk of supply chain interruptions, we are identifying alternative suppliers and distributors, sourcing raw materials from different supplier and distributor locations, modifying our product designs to allow for alternative components to be used without compromising quality and performance, in-sourcing production of parts where feasible, and taking other actions to ensure a sustainable supply of raw materials. Additionally, restrictions on or disruptions of transportation, such as reduced availability of air transports, port closures and backlogs and increased border controls or closures, have resulted in higher costs and delays for obtaining raw materials from suppliers. Our supply chain disruptions and customer orders to secure supply caused significantly elevated customer order backlog levels in the last two years. Although we have seen some decrease in our backlog coverage levels throughout the year, they are still higher than average historical levels and we anticipate that our customers will continue to gradually shorten their order lead times as supply chain disruptions ease further in the near future.

Inflationary Pressures

The COVID-19 pandemic and the global supply chain disruptions have caused inflationary pressures on the market prices for raw materials and components as well as increases in the costs of labor. We continue to experience higher than normal inflation of raw materials and components prices and labor costs. We have generally been able to offset increases in these costs through various productivity cost reduction initiatives, as well as increasing our selling prices to pass through some of these higher costs to our customers. However, our ability to raise our selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs. Additionally, the inflationary pressures have given rise to significant increases in interest rates as various governments used monetary policy to reduce inflation. As a result, our weighted average interest rate increased from approximately 2.7% as of September 30, 2022 to approximately 6.1% as of September 29, 2023.

Geopolitical Conflicts

In February 2022, Russian forces invaded Ukraine. In response, the U.S., the European Union (“EU”), and several other countries imposed economic and trade sanctions and other restrictions (collectively, “global sanctions”) targeting Russia and Belarus. Russia then imposed retaliatory economic measures against the U.S., the EU, and several other countries. Our historical sales to Russia were not material. We also do not have any assets, employees or third-party contractors in Russia or Ukraine. However, the duration of the conflict and further sanctions could have further impact on the global economy and inflation. Due to the uncertainty around the duration of the conflict, the impacts of these longer-term factors to our business are unknown.

In early October 2023, Israel declared war on Hamas after the Palestinian militant group launched a surprise cross-boarder raid in Israel. We are monitoring the social, political and economic environment in Israel and in the region for any impact on our businesses. Our historical sales to Israel were around 1% of our total sales. We do not have any assets, employees, or third-party contractors in Israel. Due to the uncertainty around the duration of the conflict, future impacts are unknown to our businesses.

Results of Operations for the Three and Nine Months Ended September 29, 2023 Compared with the Three and Nine Months Ended September 30, 2022

Overview of Financial Results

Total revenue of $221.5 million for the three months ended September 29, 2023 decreased $1.5 million, or 0.7%, from the prior year period primarily due to decreased demand in the advanced industrial markets, partially offset by increased demand in the medical markets and revenue from a prior year acquisition. The effect of our prior year acquisition resulted in an increase in revenue of $1.3 million, or 0.6%. In addition, foreign currency exchange rates favorably impacted our revenue by $4.6 million, or 2.0%, for the three months ended September 29, 2023.

Total revenue of $670.1 million for the nine months ended September 29, 2023 increased $27.6 million, or 4.3%, from the prior year period primarily due to increased demand in the medical markets and revenue from a prior year acquisition. The effect of our prior year acquisition resulted in an increase in revenue of $8.1 million, or 1.3%. In addition, foreign currency exchange rates adversely impacted our revenue by $1.3 million, or 0.2%, for the nine months ended September 29, 2023.

Operating income of $30.3 million for the three months ended September 29, 2023 increased $1.6 million, or 5.7%, from the prior year period. This increase was attributable to an increase in gross profit of $3.2 million primarily due to an increase in gross profit margin, a decrease in amortization expense of $1.3 million, and a decrease in selling, general and administrative expenses of $0.7 million, partially offset by an increase in restructuring, acquisition, and related costs of $2.9 million and an increase in research and development and engineering expenses of $0.7 million.

Operating income of $88.8 million for the nine months ended September 29, 2023 increased $12.6 million, or 16.5%, from the prior year period. This increase was attributable to an increase in gross profit of $19.4 million primarily due to higher revenue and gross profit margin and a $5.6 million decrease in amortization expense, partially offset by an increase in restructuring, acquisition, and related charges of $5.5 million, an increase in research and development and engineering expenses of $4.4 million, and an increase in selling, general and administrative expenses of $2.6 million.

Basic earnings per common share (“Basic EPS”) of $0.59 for the three months ended September 29, 2023 decreased $0.04 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.59 for the three months ended September 29, 2023 decreased $0.04 from the prior year period. The decreases were primarily due to an increase in interest expense, partially offset by a decrease in income tax provision.

Basic earnings per common share (“Basic EPS”) of $1.68 for the nine months ended September 29, 2023 increased $0.03 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $1.68 for the nine months ended September 29, 2023 increased $0.04 from the prior year period. The increases were primarily attributable to an increase in operating income and a decrease in income tax provision, partially offset by an increase in interest expense.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	September 29,	September 30,	Increase	Percentage
	2023	2022	(Decrease)	Change
Precision Medicine and Manufacturing	$71,277	$70,799	$478	0.7%
Medical Solutions	83,378	73,345	10,033	13.7%
Robotics and Automation	66,848	78,814	(11,966)	(15.2)%
Total	$221,503	$222,958	$(1,455)	(0.7)%

	Nine Months Ended
	September 29,	September 30,	Increase	Percentage
	2023	2022	(Decrease)	Change
Precision Medicine and Manufacturing	$215,138	$203,042	$12,096	6.0%
Medical Solutions	244,340	200,911	43,429	21.6%
Robotics and Automation	210,615	238,577	(27,962)	(11.7)%
Total	$670,093	$642,530	$27,563	4.3%

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment revenue for the three months ended September 29, 2023 increased $0.5 million, or 0.7%, versus the prior year period, primarily due to increased demand in medical markets, partially offset by weaker demand in advanced industrial markets.

Precision Medicine and Manufacturing segment revenue for the nine months ended September 29, 2023 increased $12.1 million, or 6.0%, versus the prior year period, primarily due to increased demand in medical markets.

Medical Solutions

Medical Solutions segment revenue for the three months ended September 29, 2023 increased $10.0 million, or 13.7%, versus the prior year period, primarily due to increases in sales from our minimally invasive surgery products and detection and analysis products, and $1.3 million of revenue contributions from our 2022 acquisition.

Medical Solutions segment revenue for the nine months ended September 29, 2023 increased $43.4 million, or 21.6%, versus the prior year period, primarily due to increases in sales from our minimally invasive surgery products and detection and analysis products, and $8.1 million of revenue contributions from our 2022 acquisition.

Robotics and Automation

Robotics and Automation segment revenue for the three months ended September 29, 2023 decreased $12.0 million, or 15.2%, versus the prior year period, primarily due to a decrease in demand in advanced industrial markets, especially microelectronics markets.

Robotics and Automation segment revenue for the nine months ended September 29, 2023 decreased $28.0 million, or 11.7%, versus the prior year period, primarily due to a decrease in demand in advanced industrial markets, especially microelectronics markets.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Gross profit:
Precision Medicine and Manufacturing	$36,208	$34,699	$107,054	$94,268
Medical Solutions	34,027	28,201	100,170	79,966
Robotics and Automation	32,652	36,832	100,376	113,846
Unallocated Corporate and Shared Services	(1,296)	(1,324)	(4,258)	(4,151)
Total	$101,591	$98,408	$303,342	$283,929
Gross profit margin:
Precision Medicine and Manufacturing	50.8%	49.0%	49.8%	46.4%
Medical Solutions	40.8%	38.4%	41.0%	39.8%
Robotics and Automation	48.8%	46.7%	47.7%	47.7%
Total	45.9%	44.1%	45.3%	44.2%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, trade tariffs, freight costs, headcount, inventory obsolescence and warranty expenses.

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment gross profit for the three months ended September 29, 2023 increased $1.5 million, or 4.3%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Precision Medicine and Manufacturing segment gross profit margin was 50.8% for the three months ended September 29, 2023, versus a gross profit margin of 49.0% for the prior year period. The increase in gross profit margin was attributable to favorable product mix and the impact of business interruption insurance recovery payments, partially offset by an increase in inventory reserves as a result of a demand decline in the advanced industrial market and higher cost of poor quality.

Precision Medicine and Manufacturing segment gross profit for the nine months ended September 29, 2023 increased $12.8 million, or 13.6%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Precision Medicine and Manufacturing segment gross profit margin was 49.8% for the nine months ended September 29, 2023, versus a gross profit margin of 46.4% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory productivity, favorable product mix and the impact of business interruption insurance recovery payments, partially offset by an increase in inventory reserves as a result of a demand decline in the advanced industrial market and higher cost of poor quality.

Medical Solutions

Medical Solutions segment gross profit for the three months ended September 29, 2023 increased $5.8 million, or 20.7%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Medical Solutions segment gross profit margin was 40.8% for the three months ended September 29, 2023, versus a gross profit margin of 38.4% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory efficiency.

Medical Solutions segment gross profit for the nine months ended September 29, 2023 increased $20.2 million, or 25.3%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Medical Solutions segment gross profit margin was 41.0% for the nine months ended September 29, 2023, versus a gross profit margin of 39.8% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory efficiency.

Robotics and Automation

Robotics and Automation segment gross profit for the three months ended September 29, 2023 decreased $4.2 million, or 11.3%, versus the prior year period, primarily due to a decrease in revenue. Robotics and Automation segment gross profit margin was 48.8% for the three months ended September 29, 2023, versus a gross profit margin of 46.7% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory efficiency and disciplined cost control.

Robotics and Automation segment gross profit for the nine months ended September 29, 2023 decreased $13.5 million, or 11.8%, versus the prior year period, primarily due to a decrease in revenue. Robotics and Automation segment gross profit margin remained flat at 47.7% for the nine months ended September 29, 2023 versus the prior year period.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments. These costs for the three months ended September 29, 2023 decreased less than $0.1 million versus the prior year period.

Unallocated corporate and shared services costs for the nine months ended September 29, 2023 increased $0.1 million versus the prior year period.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Research and development and engineering	$22,022	$21,349	$68,230	$63,866
Selling, general and administrative	39,648	40,301	122,758	120,191
Amortization of purchased intangible assets	5,131	6,472	15,344	20,987
Restructuring, acquisition, and related costs	4,481	1,625	8,191	2,650
Total	$71,282	$69,747	$214,523	$207,694

Research and Development and Engineering Expenses

Research and Development and Engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $22.0 million, or 9.9% of revenue, during the three months ended September 29, 2023, versus $21.3 million, or 9.6% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue, primarily due to higher compensation related expenses as a result of salary increases and higher headcount.

R&D expenses were $68.2 million, or 10.2% of revenue, during the nine months ended September 29, 2023, versus $63.9 million, or 9.9% of revenue, during the prior year period. R&D expenses increased in terms of total dollars and as a percentage of revenue, primarily due to higher compensation related expenses as a result of salary increases and higher headcount.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $39.6 million, or 17.9% of revenue, during the three months ended September 29, 2023, versus $40.3 million, or 18.1% of revenue, during the prior year period. SG&A expenses decreased in terms of total dollars primarily due to decreases in variable compensation expense and disciplined cost control.

SG&A expenses were $122.8 million, or 18.3% of revenue, during the nine months ended September 29, 2023, versus $120.2 million, or 18.7% of revenue, during the prior year period. SG&A expenses increased in terms of total dollars primarily due to increases in compensation related expenses and discretionary spending.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $5.1 million, or 2.3% of revenue, during the three months ended September 29, 2023, versus $6.5 million, or 2.9% of revenue, during the prior year period. The decrease in terms of total dollars and as a percentage of revenue was primarily due to certain intangible assets being fully amortized in 2022.

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $15.3 million, or 2.3% of revenue, during the nine months ended September 29, 2023, versus $21.0 million, or 3.3% of revenue, during the prior year period. The decrease in terms of total dollars and as a percentage of revenue was primarily due to certain intangible assets being fully amortized in 2022.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $4.5 million during the three months ended September 29, 2023, versus $1.6 million during the prior year period. During the three months ended September 29, 2023, the restructuring costs increased $2.6 million primarily related to impairment of assets and an increase in severance and related costs.

We recorded restructuring, acquisition, and related costs of $8.2 million during the nine months ended September 29, 2023, versus $2.7 million during the prior year period. The restructuring costs increased $4.9 million primarily related to an increase in severance and related costs.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Operating Income (Loss)
Precision Medicine and Manufacturing	$18,508	$18,351	$54,803	$45,782
Medical Solutions	11,050	8,744	30,974	20,811
Robotics and Automation	12,208	15,800	39,456	48,222
Unallocated Corporate and Shared Services	(11,457)	(14,234)	(36,414)	(38,580)
Total	$30,309	$28,661	$88,819	$76,235

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment operating income was $18.5 million, or 26.0% of revenue, during the three months ended September 29, 2023, versus $18.4 million, or 25.9% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $1.5 million, partially offset by an increase in restructuring, acquisition, and related costs of $0.9 million and an increase in SG&A expenses of $0.5 million.

Precision Medicine and Manufacturing segment operating income was $54.8 million, or 25.5% of revenue, during the nine months ended September 29, 2023, versus $45.8 million, or 22.5% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $12.8 million, partially offset by an increase in restructuring, acquisition, and related costs of $3.0 million and an increase in SG&A expenses of $1.0 million.

Medical Solutions

Medical Solutions segment operating income was $11.0 million, or 13.3% of revenue, during the three months ended September 29, 2023, versus $8.7 million, or 11.9% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $5.8 million, partially offset by an increase in R&D expenses of $2.1 million and an increase in SG&A expenses of $1.5 million.

Medical Solutions segment operating income was $31.0 million, or 12.7% of revenue, during the nine months ended September 29, 2023, versus $20.8 million, or 10.4% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $20.2 million and a decrease in amortization expense of $0.8 million, partially offset by an increase in R&D expenses of $6.4 million and an increase in SG&A expenses of $4.3 million.

Robotics and Automation

Robotics and Automation segment operating income was $12.2 million, or 18.3% of revenue, during the three months ended September 29, 2023, versus $15.8 million, or 20.0% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $4.2 million and an increase restructuring, acquisition, and related costs of $2.0 million, partially offset by a decrease in R&D expenses of $1.1 million and a decrease in amortization expense of $1.1 million due to certain intangible assets being fully amortized in 2022.

Robotics and Automation segment operating income was $39.5 million, or 18.7% of revenue, during the nine months ended September 29, 2023, versus $48.2 million, or 20.2% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $13.5 million and an increase of restructuring, acquisition, and related costs of $2.3 million, partially offset by a decrease in amortization expense of $4.7 million due to certain intangible assets being fully amortized in 2022, a decrease in R&D expenses of $1.5 million and a decrease in SG&A expenses of $0.9 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended September 29, 2023 decreased $2.8 million versus the prior year period. The decrease in operating loss was primarily due to disciplined cost control and lower variable compensation costs.

Unallocated corporate and shared services costs for the nine months ended September 29, 2023 decreased $2.2 million versus the prior year period. The decrease in operating loss was primarily due to disciplined cost control and lower variable compensation costs.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Interest income (expense), net	$(6,756)	$(4,062)	$(19,898)	$(9,928)
Foreign exchange transaction gains (losses), net	(370)	2,086	(373)	2,307
Other income (expense), net	(189)	87	(546)	(390)

Interest Income (Expense), Net

Net interest expense was $6.8 million for the three months ended September 29, 2023, versus $4.1 million for the prior year period. The increase in net interest expense was primarily due to an increase in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 6.68% during the three months ended September 29, 2023, versus 3.37% during the prior year period.

Net interest expense was $19.9 million for the nine months ended September 29, 2023, versus $9.9 million for the prior year period. The increase in net interest expense was primarily due to an increase in the weighted average interest rate on our senior credit facilities. The weighted average interest rate on our senior credit facilities was 6.12% during the nine months ended September 29, 2023, versus 2.72% during the prior year period.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were $(0.4) million net loss for the three months ended September 29, 2023, versus $2.1 million net gain in the prior year period. The prior period net gain was primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro.

Foreign exchange transaction gains (losses) were $(0.4) million net loss for the nine months ended September 29, 2023, versus $2.3 million net gain in the prior year period. The prior period net gain was primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro.

Other Income (Expense), Net

Net other expense was nominal for both the three and nine months ended September 29, 2023 and the three and nine months ended September 30, 2022.

Income Tax Provision (Benefit)

Our effective tax rate for the three months ended September 29, 2023 was 7.7%, versus 16.0% for the prior year period. Our effective tax rate of 7.7% for the three months ended September 29, 2023 differs from the Canadian statutory tax rate of 29.0%

primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and tax benefits of share-based compensation awards, partially offset by disallowed compensation deductions and uncertain tax position accruals.

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

Our effective tax rate for the nine months ended September 29, 2023, was 11.2%, versus 13.8% for the prior year period. Our effective tax rate of 11.2% for the nine months ended September 29, 2023 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and tax benefits of share-based compensation awards, partially offset by disallowed compensation deductions and uncertain tax position accruals. For the nine months ended September 29, 2023, the tax benefits of stock-based compensation awards had a benefit of 4.5% on our effective tax rate.

Our effective tax rate of 13.8% for the nine months ended September 30, 2022 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits and tax benefits of share-based compensation awards, partially offset by disallowed compensation deductions and uncertain tax position accruals. For the nine months ended September 30, 2022, the tax benefits of stock-based compensation awards had a benefit of 0.2% on our effective tax rate.

On December 12, 2022, the EU member states agreed to implement the Pillar Two Model Rules developed by the Organization for Economic Co-operation and Development (“OECD”) with an effective date of January 2024. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. These rules will impose a global corporate minimum income tax rate of 15%. The OECD continues to release additional guidance on these rules. The Company is analyzing the potential impact and will continue to monitor the related developments.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside of our control, such as economic consequences of global pandemics and geopolitical conflicts, monetary policy changes in the U.S. and other countries and their impact on the global financial markets, supply chain disruptions and electronics and other material shortages, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and other market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Our cash requirements primarily consist of principal and interest payments associated with our Senior Credit Facilities (as defined below), operating and finance leases, purchase commitments, and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Through September 29, 2023, we have not entered into any other material new or modified contractual obligations since December 31, 2022.

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

As of September 29, 2023, $49.9 million of our $76.0 million cash and cash equivalents was held by subsidiaries outside of Canada and the U.S. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities. Approximately $124.6 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the U.S. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

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

As of September 29, 2023, we had $77.2 million term loan and $279.4 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Credit Agreement, plus a margin ranging between 0.00% and 0.75% per annum, determined by reference to our consolidated leverage ratio, or (b) the Term SOFR Loans, Alternative Currency Loans, and Letters of Credit Rate, as defined in the Credit Agreement, plus a margin ranging between 0.75% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.30% per annum, determined by reference to our consolidated leverage ratio. As of September 29, 2023, we had outstanding borrowings under the Credit Agreement denominated in Euro and U.S. Dollars of $124.6 million and $232.0 million, respectively.

The Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of September 29, 2023:

	Requirement	Actual
Maximum consolidated leverage ratio (1)	3.50	1.68
Minimum consolidated fixed charge coverage ratio	1.50	5.03
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

In February 2020, our Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of $50.0 million worth of common shares. Share repurchases have been made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. The Company did not repurchase any shares during the nine months ended September 29, 2023. As of September 29, 2023, we had $49.5 million available for share repurchases under the 2020 Repurchase Plan.

Cash Flows for the Nine Months Ended September 29, 2023 and September 30, 2022

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Nine Months Ended
	September 29,	September 30,
	2023	2022
Net cash provided by operating activities	$81,083	$50,167
Net cash used in investing activities	$(13,741)	$(38,283)
Net cash used in financing activities	$(92,783)	$(36,669)

	September 29,	December 31,
	2023	2022
Cash and cash equivalents	$75,961	$100,105
Unused and available funds under the revolving credit facility	$415,577	$336,587

Operating Cash Flows

Cash provided by operating activities was $81.1 million for the nine months ended September 29, 2023, versus $50.2 million for the prior year period. Cash provided by operating activities for the nine months ended September 29, 2023 increased from the prior year period primarily as a result of less cash outflows from changes in net working capital, partially offset by higher income tax payments, higher interest payments, and higher incentive compensation payments.

Investing Cash Flows

Cash used in investing activities was $13.7 million for the nine months ended September 29, 2023, all related to capital expenditures.

Cash used in investing activities was $38.3 million for the nine months ended September 30, 2022, primarily driven by the $22.4 million of cash consideration (net of cash acquired) paid for the acquisition of MPH Medical Devices S.R.O.(“MPH”). We also paid for capital expenditures of $15.4 million and contingent consideration of $1.5 million related to our 2016 asset acquisition of video signal processing and management technologies.

We expect to use an aggregate of approximately $22 million to $24 million in 2023 for capital expenditures related to investments in new property, plant and equipment for our existing businesses, which includes a significant one-time buildout project in the U.K. for our Solid State and Ultrafast Lasers products.

Financing Cash Flows

Cash used in financing activities was $92.8 million for the nine months ended September 29, 2023, primarily due to $82.0 million of term loan and revolving credit facility repayments and $10.1 million of payroll tax payments upon vesting of share-based compensation awards.

Cash used in financing activities was $36.7 million for the nine months ended September 30, 2022, primarily due to $46.3 million of contingent consideration payments related to prior year acquisitions, $37.8 million of term loan and revolving credit facility repayments, $10.0 million of repurchases of common stock, $9.6 million of payroll tax payments upon vesting of share-based compensation awards, and $2.5 million of debt issuance costs in connection with the Fifth Amendment, partially offset by $69.9 million of borrowings under our revolving credit facility used to fund the contingent consideration paid for the acquisition of ATI Industrial Automation Inc. and cash consideration paid for the MPH acquisition.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates through September 29, 2023 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended September 29, 2023, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 29, 2023, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 29, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended September 29, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors during the three months ended September 29, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), are summarized below.

Name	Title	Action	Date	Total Shares to Be Sold	Expiration Date
Brian S. Young	Chief Human Resources Officer	Adoption	September 12, 2023	6,119	September 13, 2024

None of our officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/2015

3.2	By-Laws of the Registrant, as amended	10-K	001-35083	3.2	03/01/2021

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/2010

3.4	Articles of Amendment of the Registrant, dated May 26, 2005	10K	001-35083	3.4	3/1/2023

3.5	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/2010

3.6	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/2016

3.7	Articles of Amendment of the Registrant, dated April 29, 2022	10-Q	001-35083	3.6	05/10/2022

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board of Directors and Chief Executive Officer	November 7, 2023
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	November 7, 2023
Robert J. Buckley