Form 10-K
period 2023-12-31
NOVANTA INC
filed 2024-02-28
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the outstanding common shares held by non-affiliates of the Registrant, based on the closing price of the common shares reported on the Nasdaq Global Select Market on the last business day of the most recently completed second fiscal quarter (June 30, 2023) was $5,033,820,322. For purposes of this disclosure, common shares held by officers and directors of the Registrant and by persons who held more than 10% of the Registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of February 21, 2024, there were 35,845,462 shares of the Registrant’s common shares, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders scheduled to be held on May 8, 2024 to be filed with the Securities and Exchange Commission are incorporated by reference in answers to Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Boston, Massachusetts, United States

NOVANTA INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2023

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

Recent Developments

Acquisition of Motion Solutions

On January 2, 2024, we completed the acquisition of Motion Solutions Parent Corp. (“Motion Solutions”), an Irvine, California-based provider of highly engineered integrated solutions, specializing in proprietary precision motion and advanced motion control solutions, for a total purchase price of $192.2 million in cash, subject to customary closing and net working capital adjustments. Motion Solutions acquisition will be included in our Medical Solutions reportable segment.

Business Environment

Inflationary Pressures

In 2023, we continued to experience higher than normal inflation of raw materials and component prices and labor costs. We have generally been able to offset increases in these costs through various productivity cost reduction initiatives, as well as increasing our selling prices to pass through some of these higher costs to our customers. However, our ability to raise our selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs. Additionally, the inflationary pressures have given rise to significant increases in interest rates as various governments used monetary policy to contain and reduce inflation. As a result, our weighted average interest rate increased from approximately 5.1% as of December 31, 2022 to approximately 6.2% as of December 31, 2023.

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

In early October 2023, Israel declared war on Hamas after the Palestinian militant group launched a surprise cross-border raid in Israel. We are monitoring the social, political and economic environment in Israel and in the region for any impact on our businesses. Our historical sales to Israel were around 1% of our total sales. We do not have any assets, employees, or third-party contractors in Israel. Due to the uncertainty around the duration of the conflict, future impacts are unknown to our businesses.

Acquisitions

We continuously evaluate our business mix and financial performance and have executed a series of acquisitions in line with our strategy. The following table summarizes significant acquisitions since 2014:

Company	Year of Acquisition	Total Purchase Price (in millions)
Motion Solutions Parent Corp.	2024	$192.2
MPH Medical Devices S.R.O.	2022	$22.6
ATI Industrial Automation, Inc.	2021	$223.9
Schneider Electric Motion USA, Inc.	2021	$118.6
ARGES GmbH	2019	$73.2
Zettlex Holdings Limited	2018	$32.0
Laser Quantum Limited (24%)(1)	2018	$45.1
Laser Quantum Limited (35%)	2017	$31.1
W.O.M. World of Medicine GmbH	2017	$134.9
JADAK LLC	2014	$94.8

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

We have determined that we have three reportable segments. Our reportable segments have been identified based on commonality and adjacency of technologies, applications, and customers amongst our individual product lines. We evaluate the performance of, and allocate resources to, our segments based on revenue, gross profit and operating profit. The following table shows the external revenues, gross profit margin and operating profit for each of the segments for the year ended December 31, 2023 (dollars in millions):

	Revenue	Gross Profit Margin	Operating Profit
Precision Medicine and Manufacturing	$283.0	49.1%	$69.3
Medical Solutions	$325.2	41.7%	$41.9
Robotics and Automation	$273.5	47.9%	$48.4

See Note 18 to Consolidated Financial Statements for additional financial information about our reportable segments.

Precision Medicine and Manufacturing

The Precision Medicine and Manufacturing segment designs, manufactures and markets photonics-based solutions, including laser scanning, laser beam delivery, CO2 laser, solid state laser, ultrafast laser, and optical light engine products to customers worldwide. The segment serves highly demanding photonics-based applications for advanced industrial processes, medical and life science imaging, DNA sequencing, and medical laser procedures, particularly ophthalmology applications. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells the majority of these products directly, utilizing a highly technical sales force, and also sells some indirectly, through resellers and distributors.

The Precision Medicine and Manufacturing segment is comprised of the following four product lines:

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

Medical Solutions

The Medical Solutions segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators, pumps and related disposables; visualization solutions; wireless technologies, video recorders, and video integration technologies for operating room integrations; optical data collection and machine vision technologies; radio frequency identification (“RFID”) technologies; thermal chart recorders; spectrometry technologies, and embedded touch screen solutions. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells the majority of these products directly, utilizing a highly technical sales force, and also sells some indirectly, through resellers and distributors.

The Medical Solutions segment is comprised of the following nine product lines:

Product Lines	Key End Markets	Brand Names	Description
Medical Insufflators, Pumps and Accessories	Medical	WOM	Insufflators, pumps, light sources and video couplers, gamma probes and related accessories and consumables for minimally invasive surgery.

Visualization Solutions	Medical	NDS	High definition, 4K and 4K 3D visualization solutions for minimally invasive surgery.

Video Processing, Streaming and Capture	Medical	NDS, Med X Change

Imaging management for visual information, including real-time distribution, documentation, control, recording, and streaming for multiple imaging modalities for surgical applications. High definition wireless transmission of video signals in minimally invasive surgical equipment.

Touch Panel Displays	Medical and Advanced Industrial	Reach Technology	Embedded capacitive and resistive touch panel technology that delivers high-performance solutions.

Machine Vision	Medical and Advanced Industrial	JADAK	Camera-based machine vision products and solutions used for image analysis within medical devices and advanced industrial applications.

RFID Technologies	Medical and Advanced Industrial	JADAK, ThingMagic	RFID technologies via High-Frequency (HF) and Ultra-High Frequency (UHF) readers, writers and antennas for applications such as surgical part tracking and counterfeit detection.

Barcode Identification	Medical and Advanced Industrial	JADAK	Embedded and handheld data collection products for barcode identification.

Thermal Chart Recorders	Medical	JADAK	Rugged thermal chart recorders for patient monitoring, defibrillator equipment, blood gas analyzers, and pulse oximeters.

Light and Color Measurement	Advanced Industrial	Photo Research	Light and color measurement devices, including spectroradiometers, photometers, and color characterization software, used in research and development and quality control testing.

Robotics and Automation

The Robotics and Automation segment designs, manufactures and markets optical and inductive encoders, precision motors, servo drives and motion control solutions, integrated stepper motors, intelligent robotic end-of-arm technology solutions, and air bearing spindles to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells the majority of these products directly, utilizing a highly technical sales force, and also sells some indirectly, through resellers and distributors.

The Robotics and Automation segment is comprised of the following seven product lines:

Product Lines	Key End Markets	Brand Names	Description
Optical Encoders	Advanced Industrial and Medical	Celera Motion

Optical encoders for precision motion control and sensing in semiconductor and electronics manufacturing, industrial and medical robotics, metrology, satellite communications, medical devices, and laboratory and diagnostics equipment.

Inductive Encoders	Advanced Industrial and Medical	Celera Motion, Zettlex

Inductive encoders for precision motion control and sensing in satellite communications, medical devices, industrial and medical robotics, autonomous vehicles, and laboratory and diagnostics equipment.

Precision Motors	Advanced Industrial and Medical	Celera Motion, Applimotion, IMS

Direct drive motor components and integrated motion sub-assemblies for precision motion control in semiconductor and electronics manufacturing, industrial and medical robotics, autonomous vehicles, metrology, satellite communications, medical devices, and laboratory and diagnostics equipment.

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

Air Bearing Spindles	Advanced Industrial	Westwind	High-speed and precision air bearings and air bearing spindles. Applications include printed circuit board (“PCB”) manufacturing, automotive coating, and semiconductor manufacturing equipment.

End Markets

We primarily operate in two end markets: the medical market and the advanced industrial market.

Medical Market

For the year ended December 31, 2023, the medical market accounted for approximately 54% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the year ended December 31, 2023, the advanced industrial market accounted for approximately 46% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers’ Index on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Customers

We have a diverse group of customers that includes companies that are global leaders in the medical and advanced industrial markets. Many of our customers participate in several market industries. During the year ended December 31, 2023, revenue from an OEM customer primarily in the medical end market accounted for approximately 10% of our consolidated revenue. No customer accounted for 10% or more of our consolidated revenue during the years ended December 31, 2022 or 2021, respectively.

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

Seasonality

While our revenues are not highly seasonal on a consolidated basis, sales from some of our individual product lines are impacted in the first quarter by the lower seasonal spending patterns of our customers due to their annual capital budgeting cycles.

Backlog

As of December 31, 2023 and 2022, our consolidated backlog was approximately $473.1 million and $611.6 million, respectively. Most orders included in backlog represent open orders for products and services that, based on management’s projections, have a reasonable probability of being delivered over the subsequent twelve months. The ability to reschedule orders included in backlog varies depending on the customer and the order. Management believes that backlog typically is not a complete indicator of future business prospects for any of our reportable segments due to the ability of customers to reschedule orders based on their updated demand, changes in customer order lead times, and potential fluctuations in our supply chain and manufacturing capacity. Therefore, backlog as of any date should not be relied upon as a complete indicator of our revenues for any future period. During 2023, several of our product lines continued to experience longer than normal lead times for customer orders, caused by higher customer demand, the unprecedented raw material shortages and supply chain disruptions in the previous two years, as well as other economic and geopolitical factors.

Manufacturing

The majority of our manufacturing functions are performed internally, while a relatively small portion of our manufacturing processes are outsourced to highly qualified third parties primarily for cost related reasons.

Products offered by our Precision Medicine and Manufacturing segment are manufactured at facilities in Bedford, Massachusetts; Mukilteo, Washington; Taunton and Manchester, United Kingdom; and Suzhou, China. Products offered by our Medical Solutions segment are primarily manufactured at facilities in Syracuse, New York; Mukilteo, Washington; Přelouč, Czech Republic; and Ludwigsstadt, Germany. Products offered by our Robotics and Automation segment are manufactured at facilities in Bedford, Massachusetts; Apex, North Carolina; Marlborough, Connecticut; Rocklin, California; and Suzhou, China.

The majority of our products are produced in manufacturing operations certified under either ISO 9001 certification or ISO 13485 certification. All of our manufacturing operations have been certified under ISO 14001. More than 50% of our manufacturing operations are certified under ISO 45001. Certain visualization solutions, imaging informatics, and medical insufflators, pumps, disposables, and accessories products are manufactured under current good manufacturing practices (cGMPs), which is a requirement for medical devices by the United States Food and Drug Administration (the “FDA”).

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

Competition

We encounter strong competition in virtually all the markets, applications, and technologies we serve. Due to the wide and diverse range of products and technologies, we face many different types of competitors and competition. Our competitors range from large foreign and domestic organizations, which produce a comprehensive array of goods and services and may have greater financial and other resources than we do, to small organizations producing a limited number of highly specialized products or services for specialized applications. The competitive climate of many of the end market applications we serve is characterized by rapidly evolving technology and customer demands that require continuous investments by us. Our competitive success requires advances in technology and product performance, improved price-for-performance ratios, demonstrated increased throughput performance for our customers' products, lower total cost of ownership, product quality, depth of our application knowledge and expertise, reputation amongst customers, customer service and technical support, speed to market, geographical presence, and deep customer relationships.

We believe that our products offer many competitive advantages for our customers and the breadth of our technologies gives us deep applications knowledge to better serve our customers’ needs.

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

Human Capital

We believe that our employees are our most important asset. The Chief Human Resources Officer (“CHRO”) is responsible for developing and executing our human capital strategy. This includes the acquisition, development, and retention of talent to deliver on our strategy as well as the design of employee compensation and benefits, and diversity, equity, and inclusion (“DEI”) initiatives. The

Chief Executive Officer (“CEO”) and the CHRO regularly update our board of directors on the operation and status of these human capital activities, including, but not limited to, talent management, talent development, and succession planning. As of December 31, 2023, we employed approximately 2,900 people, of which approximately 41% were in the United States, 51% in Europe, and 8% in Asia. We win with our customers by delivering new technology innovations through our engineering teams of approximately 600 employees.

We believe that our employees have a meaningful role in helping us develop our culture. We utilize survey feedback mechanisms to measure employee engagement and organizational health. This enables us to gain insight into our current status and identify areas where we can improve. We have conducted six surveys of our entire employee population since 2018. We compare our employee engagement and organizational health scores against benchmark populations within our survey vendor's database. Our employee satisfaction score in the most recent survey in February 2024 was 95% of the benchmark score. This is an improvement of 5 percentage points compared to 2023. Following each survey cycle, we review the results with our teams across the Company and develop specific action plans based on the feedback we receive. We implement our action plans with the goal of improving our overall organizational health and employee engagement.

All employees are responsible for upholding the Novanta Code of Ethics and Business Conduct, which is important in delivering on our strategy. We maintain a compliance hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our businesses, employees, officers, directors, suppliers, or customers. We provide training and education to our global workforce with respect to our Code of Ethics and Business Conduct, anti-bribery and anti-corruption policies, data privacy regulations and workplace harassment on an annual basis.

Diversity and Inclusion

The Novanta Way defines our performance culture and begins with building cohesive teams based on trust, commitment, and accountability. Diversity, equity, and inclusion are an important part of our culture and are leader led and embedded into our ways of working. Our aim is to foster a collaborative and inclusive workplace, reflected in our governance, leadership, and technical expertise at all levels in the organization. Our policy is to not tolerate discrimination and harassment. We expect our teams to respect our core values and conduct themselves ethically at all times in accordance with the Novanta Code of Ethics and Business Conduct.

As of December 31, 2023, our board of directors was comprised of 50% men and 50% women, which is consistent with the prior year. Individuals from underrepresented groups (defined as individuals who self-identify as Black, African American, Hispanic or Latino, Asian, Native American, Alaskan Native, Native Hawaiian or Pacific Islander, or two or more races or ethnicities) continued at 13% representation on our board of directors as of December 31, 2023.

During 2023, our DEI roadmap included a series of strategic initiatives designed to foster an inclusive workforce with employees from all backgrounds. We remain committed to ensuring that our workforce represents the communities where we work and enhancing our recruiting processes to engage applicants from all communities. In 2023, we continued to find venues to connect with and identify qualified women and candidates from underrepresented populations for our final interview slates. At the end of 2023, women comprised 43% of our workforce, which was an increase of 3 percentage points in women representation on our workforce from December 31, 2022, and 27% of management positions, which was an increase of 2 percentage points from December 31, 2022. Employees from underrepresented groups comprised 48% of our U.S.-based workforce as of December 31, 2023, an increase of 3 percentage points compared to December 31, 2022.

We continue to foster an inclusive culture and promote lifelong learning by offering cultural awareness events and integrating them into our standard work. During 2023, we also launched a women’s empowerment and mentoring program for current and future women leaders.

Our Culture Council continues to support our Employee Resources Groups ("ERGs") to increase inclusion and sense of belonging among our employees leading to greater employee engagement. We currently have the following employee-led ERGs, Affinity Groups and Working Teams that are open to all employees:

•
Multicultural & International ERG
•
Women’s ERG
•
Novanta Professionals Network ERG
•
Pride Affinity Group
•
Learning and Development Working Team
•
Localization and Development Working Team

Our Localization and Development Working Team collaborated with our business units on NovantaCARES, our voluntary community outreach program, to promote greater equity within marginalized and underserved communities and to protect the environment. They also facilitated live peer-to-peer DEI educational programs to promote greater understanding of the benefits of diversity and inclusion.

Compensation and Benefits

We strive to provide market competitive compensation, benefits and services that help meet the varying needs of our employees. In addition to salaries and wages, these programs, which vary by country, can include annual bonuses, sales commissions, stock-based compensation awards, defined contribution retirement savings plans with company matching contributions, healthcare and other insurance benefits, flexible spending accounts, health savings accounts with company matching contributions, flexible time off, paid time off, paid family leave, and tuition assistance. Certain U.S. facilities have a dedicated medical professional on site to provide basic and preventative healthcare services to employees, provide general first aid, assess employee health risks, and promote overall employee health. Additionally, all U.S. employees and their families have access to video and telephonic Telemedicine support seven days a week, twenty-four hours a day. Our bonus and sales variable compensation plans allow for higher payouts when goals are exceeded and lower or no payouts when goals are not achieved as planned.

Growth and Development

We invest significant resources to develop the talent needed to remain at the forefront of innovation and make Novanta an employer of choice. In certain countries, we offer college tuition reimbursement for eligible employees for undergraduate and graduate studies. In 2019, we founded Novanta University as a primary instrument of company-wide learning management that includes both internal and external training courses. We leverage the Novanta University processes and learning content to ensure all new employees have a common and complete onboarding experience. Our people leaders, with the support of our human resources organization, are accountable for ensuring the onboarding process is complete and effective. In addition to Novanta University, we utilize our Novanta Growth System, which provides processes, tools, and training with a focus on continuous improvement. In 2023, further investment was made in leadership development and diversity, equity, and inclusion training.

In 2023, we launched two Leadership Development programs for our front-line and mid-level leaders and a gender specific training program. We also hosted numerous DEI training events throughout the year including masterclasses on relevant cultural topics and in-person training for our factory workforce.

NovantaCARES - Voluntary Community Support

We provide every employee with one paid day-off per year to volunteer at non-profit organizations supporting social charities or the environment. During 2023, we sponsored 575 community service days, compared to 314 days in 2022. During 2023, approximately 25% of our employees participated in at least one NovantaCARES event.

Safety and Wellbeing of Our Employees

We provide mandatory safety training in our facilities, which are designed to focus on empowering our employees with the knowledge and tools they need to make safe choices and to mitigate risks. In further support of our employees, we maintained and promoted our global health and wellness resource center, “NovantaWELL”. The resource center provides a central information hub for all employees, with country-specific information on physical and mental health and wellness.

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

Our capital expenditures, earnings, and competitive position have not been, and are not expected to be, materially affected by our compliance with federal, state, local and foreign environmental provisions that have been enacted or adopted to regulate the discharge of materials into the environment.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification or approval of a premarket approval application (“PMA”). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (the “QSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, postmarket surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA, requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed. In many cases, our customers are responsible for compliance with the FDA’s requirements applicable to medical devices. However, we also currently market certain Class II medical device products independently that are subject to these requirements.

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
•
clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of the cleared devices;
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

Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC (“EU Medical Devices Directive”) which has been repealed and replaced by Regulation (EU) No 2017/745 (“EU Medical Devices Regulation”). Our current certificates have been granted and renewed under the EU Medical Devices Directive. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation.

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

To demonstrate compliance with the requirements in the EU Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its risk classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks and any adverse events are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system (the notified body must presume that quality systems which implement the relevant harmonized standards, such as ISO 13485:2016 for Medical Devices Quality Management Systems, conform to these requirements). If satisfied that a relevant product conforms to the relevant essential requirements, a notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the European Conformity (“CE”) mark to the device, which allows the device to be placed on the market throughout the EU.

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

The EU Medical Devices Regulation became effective on May 26, 2021. In accordance with its recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 and (ii) legacy devices lawfully placed on the EU market after May 26, 2021 in accordance with the EU Medical Devices Regulation transitional provisions may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid and no substantial change must be made to the device as such a modification would trigger the obligation to obtain a new certification under the EU Medical Devices Regulation and therefore to have a notified body conducting a new conformity assessment of the devices. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, including the obligations described below.

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

All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) required to be taken by manufacturers must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. A serious incident is any malfunction or deterioration in the characteristics or performance of a device on the market (e.g., inadequacy in the information supplied by the manufacturer, undesirable side-effect), which, directly or indirectly, might lead to either the death or serious deterioration of the health of a patient, user, or other persons, or to a serious public health threat. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

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

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. The MHRA seeks to amend the Medical Devices Regulations 2002, in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in-vitro diagnostic medical device regulation and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the Government has recently confirmed that the core elements of the new regulations are likely to apply from July 2025. Devices which have valid CE certification issued by EU notified bodies under the EU Medical Devices Regulation or EU Medical Devices Directive are subject to transitional arrangements. The MHRA has introduced legislation which provides that CE marked medical devices may be placed on the Great Britain market along following timelines:

• general medical devices compliant with the EU Medical Devices Directive or EU Active Implantable Medical Devices Directive with a valid declaration and CE marking can be placed on the Great Britain market up until the sooner of the expiration of the certificate or June 30, 2028; and

• general medical devices, including custom-made devices, compliant with the EU Medical Devices Regulation can be placed on the Great Britain market up until June 30, 2030.

Following these transitional periods, it is expected that all medical devices will require a UK Conformity Assessment (“UKCA”) mark. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to the regulations coming into force. However, from July 2025, products which do not have existing and valid certification under the EU Medical Devices Directive or EU Medical Devices Regulation and are therefore not subject to the transitional arrangements will be required to carry the UKCA mark if they are to be sold into the market in Great Britain. UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the U.K., differ from those in Great Britain (England, Scotland and Wales) and continues to be based on EU law.

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

We have also faced increases in inflationary conditions in materials and components, and we expect these inflationary conditions to continue in 2024. These inflationary conditions have caused us to increase prices; however, such price increases may not be accepted by our customers or may not adequately offset the increases in our costs, thereby negatively affecting our results of operations. Changes in global economic conditions, including inflationary conditions, could also shift demand for products or services for which we do not have competitive advantages. This could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changes in economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our business and operations, and the operations of our suppliers and customers, have been, and may in the future be adversely affected by epidemics, pandemics or other public health crises such as the COVID-19 pandemic outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The COVID-19 pandemic and governments’ measures taken in response had a significant adverse impact, both direct and indirect, on our business and on the broader economy. We have, at times, experienced, and may in the future experience, weakened demand from certain customers as a result of a public health crisis, which adversely affected our revenues. For example, healthcare providers have, at times, deferred elective medical procedures in order to focus on combating the COVID-19 pandemic, which significantly reduced demand for certain of our medical products.

We also faced difficulty sourcing some materials and components necessary to fulfill production requirements and meeting scheduled shipments due to suppliers’ capacity constraints and shipping and transportation disruptions during the COVID-19 pandemic. These disruptions adversely affected our ability to manufacture our products and meet our customers’ schedules. If we are not able to mitigate similar disruptions effectively in future epidemics, pandemics or other public health crisis, our ability to manufacture our products or meet our customers’ schedules would be adversely affected, possibly materially, and our business could be harmed. In addition, efforts to find alternate sources of supply may increase our costs or lower the quality of our product, which could negatively affect our profitability, financial condition and business.

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

Technology requirements in our markets are constantly changing. We must continually introduce new products that meet evolving customer needs. Our ability to grow depends on the successful development, introduction and market acceptance of new or enhanced products that address our customers’ requirements. Developing new technology is a complex and uncertain process requiring us to accurately anticipate technological and market trends and meet those trends with the right products. Our research and development efforts may not lead to the successful introduction of products within the time frame that our customers demand. Our competitors may also introduce new or improved products, processes or technologies that make our current or proposed products obsolete or less competitive. We may not manage the transition from older products effectively to minimize disruption in customer ordering patterns, avoid excess inventory and ensure adequate supplies of new products. New products may have fewer features than originally considered desirable, may have higher costs than initially estimated, may contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems. There could be difficulties in sourcing components for new products and delays in starting volume production. New products may also not be commercially successful as we cannot predict how the market will react to new products introduced by us or to enhancements made to our existing products. Failure to develop and introduce new products, failed market acceptance of new products or problems associated with new product transitions could impede our revenue growth, lead to loss of market share, and negatively affect our results of operations and our competitiveness in the market.

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

We received in the past, and may receive in the future, several large orders in one quarter from a customer and then receive no orders from that customer in the next quarter. As a result, the timing of revenue recognition from customer orders can cause significant fluctuations in our operating results from quarter to quarter. In addition, our sales are reactive to changes in our customers’ businesses. For instance, a customer that placed a large order in one period could subsequently experience a downturn in business and, as a result, could reduce the amount of products it purchases from us in future periods.

Delays in shipments near the end of a reporting period due to rescheduling by customers or unexpected production delays experienced by us may cause revenue in the period to decline significantly and may have a material adverse effect on our operating results for that period.

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

Like other global companies, there are constant cyber related threats and risks to our IT Systems and data, including by internal and external perpetrators of random or targeted malicious cyberattacks, computer viruses, malware, worms, bot attacks or other destructive or disruptive software (for example, ransomware) and attempts to misappropriate customer information and cause system failures and disruptions, as well as power outages, catastrophes, hardware and software bugs, misconfigurations or failures, and other unforeseen events. We have experienced cyberattacks and other security incidents in the past and expect to experience such attacks and incidents in the future. We expect the frequency and magnitude of cyberattacks to continue to accelerate as attackers are becoming increasingly sophisticated, for example, by using techniques designed to circumvent controls, avoid detection, and obfuscate forensic evidence, such that we may be unable to timely or effectively detect, identify, investigate or remediate attacks in the future. In addition, continued remote and hybrid working arrangements following the COVID-19 pandemic have increased the risk of cybersecurity incidents given the prevalence of phishing and vulnerabilities inherent in non-corporate and home computing environments.

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

During the year ended December 31, 2023, approximately 53% of our revenues were from customers outside of the U.S. The scope of our international operations subjects us to risks that could materially impact our results of operations, including:

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
•
political unrest and wars, such as the current situation with Ukraine and Russia and Israel and surrounding areas, which could delay or disrupt our business, and if such geopolitical unrest escalates or spills over to or otherwise impacts additional regions, it could heighten many of the other risk factors included in this Item 1A; and
•
natural disasters, health epidemics and acts of terrorism.

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

Increased component outsourcing to manufacturers located in different countries than our manufacturing facilities leads to additional risks that could negatively impact our business.

In some cases, we have outsourced the manufacturing of key components and subassemblies to suppliers based in locations outside of the country in which our manufacturing facility resides. We make the decision to outsource these products when we identify suppliers with stronger competencies, resources, capabilities, and lower cost structures than we believe we can develop on our own. However, the outsourcing of these products to such third parties could increase our exposure to geopolitical, economic, trade, and climate related risks, which could substantially impact our ability to obtain critical parts needed in the timely manufacture of our products or could substantially increase the costs of these parts. Additionally, this practice increases our vulnerability to the theft of, and reduced protection for, our intellectual property.

Increases in tariffs, trade restrictions or taxes on our products could have an adverse impact on our results of operations.

Our sales channels and supply chain in the international marketplace make us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we sell, cross international borders. Trade tensions between the U.S. and China, as well as those between the U.S. and some other countries, escalated in recent years. For example, U.S. tariff impositions against Chinese exports in recent years were followed by retaliatory Chinese tariffs on U.S. exports to China. Certain of the raw materials and components we purchase from China are or were subject to these tariffs, which have increased our manufacturing costs and have made our products less competitive than those of our competitors whose inputs are not subject to these tariffs. Certain of our finished products manufactured in the U.S. have been and may in the future be subject to retaliatory tariffs in China, which may increase our costs and make our products less competitive than those of our competitors whose products are not subject to such retaliatory tariffs. If heightened tariffs or trade restrictions were to be imposed in the future, we may not be able to mitigate their impacts, and our business, results of operations and financial position could be materially adversely affected. Products we sell into certain other foreign markets could also become subject to retaliatory tariffs, making our products uncompetitive to similar products not subjected to such import tariffs. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials or components may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials or components, which would have a material adverse effect on our business, results of operations and financial condition.

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

As part of our business strategy, we expect to broaden our product and service offerings by acquiring businesses, technologies, assets and product lines that, we believe, complement or expand our existing businesses. In recent years, we have made a number of acquisitions, including the acquisitions of Motion Solutions Parent Corp., MPH Medical Devices S.R.O., ATI Industrial Automation, Inc., and Schneider Electric Motion USA, Inc., and we expect to continue to make acquisitions in the future. We may fail to successfully integrate acquired businesses, products, technologies or personnel into our businesses and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisitions. If we are not able to successfully achieve these objectives, the anticipated benefits of such acquisitions may not be realized fully or at all, and our results of operations could be adversely affected. If we consummate multiple acquisitions in a relatively short amount of time, these risks will be heightened due to limited resources available to integrate these new businesses. Our acquisition activities may divert management’s attention from our regular operations. Managing a larger and more geographically dispersed operation and product portfolio could also pose challenges for our management team.

Further, our ability to maintain and increase the profitability of acquired businesses will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. Our expectations to achieve more consistent and predictable levels of revenue and to increase profitability as a result of any acquisition may not be realized. Such revenues and profitability may even decline as we integrate newly acquired operations into our existing businesses. We may fail to identify inherent weaknesses in acquired businesses or misinterpret market and technology trends and growth potentials during our acquisition due diligence process. If revenues of acquired businesses decline or grow more slowly than we anticipate, or if their operating expenses are higher than we expect, we may not be able to sustain or increase their profitability, in which case we may not be able to realize the expected return on our investments, our financial condition will suffer, and our stock price could decline. In addition, through our acquisitions, we may assume liabilities, losses or costs for which we are not indemnified or insured or for which our indemnity or insurance is inadequate. Any such liabilities may have a material adverse effect on our financial position or results of operations.

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

The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components and other goods required for the production of some of our principal products are available from limited or a single source of supply. Certain single source suppliers of key components for us could decide or have decided to stop producing some of these components. If we fail to find alternative sources, redesign our products or otherwise manage this transition effectively, our business would be adversely impacted. If we experience delays in receiving materials from certain of our key limited or single source suppliers, our relationship with customers may be harmed if such delays cause us to miss our scheduled shipment deadlines for customers and our business could be adversely affected. If suppliers or subcontractors experience difficulties or fail to meet our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms. A prolonged inability to obtain certain raw materials, key components or other goods is possible and could have a significant adverse effect on our business operations, damage our relationships with customers, or even lead to permanent loss of customer orders.

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

We assemble our products at our facilities in the U.S., the U.K., Germany and China. Each of our products is typically manufactured in a single manufacturing location. If our production activities at any of our manufacturing facilities were disrupted, including by mandatory power consumption reductions, natural disasters or other extreme weather events, health epidemics, acts of terrorism or otherwise, our operations would be negatively impacted until we could establish alternative production and service operations. Significant production difficulties could also be the result of:

•
mistakes made while transferring manufacturing processes between locations;
•
changing process technologies;
•
ramping production;
•
installing new equipment at our manufacturing facilities;
•
implementing new information technology systems;
•
shortage of key components; and
•
loss of electricity or employees’ access to the manufacturing facilities due to man-made and natural disasters.

From time to time, we make decisions to consolidate or move certain of our manufacturing facilities, or otherwise move our production of certain products to another facility. Moving complicated manufacturing facilities involves various risks, including the inability to commence production within the cost and timeframe estimated, damage to equipment, inability to produce a high-quality product, shipping and customs delays, travel and technology restrictions, tax issues, distraction to management and employees, and the inability to hire and retain a sufficient number of qualified personnel. Failure to successfully move manufacturing facilities due to these and other unforeseen risks could adversely affect our ability to meet customer demand, harm our relationships with customers, and adversely impact our results of operations and financial condition.

In addition, we may experience product delivery delays in the future. We ship our products through national trucking firms, overnight carrier services and local delivery practices. If one or more of the key logistics service providers experience significant disruption in services or institutes a significant price increase, the delivery of our products could be disrupted or delayed. Such events could cause us to incur increased shipping costs that could not be passed on to our customers, negatively impacting our profitability and our relationships with customers.

We are subject to extensive and dynamic medical device regulations, which may impede or hinder the approval, certification or sale of our products and, in some cases, may ultimately result in an inability to obtain approval or certification of certain products or may result in the recall or seizure of previously approved or certified products.

Some of our products and the related sales and marketing development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDCA, medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the U.S. In the EU, medical devices must comply with the EU Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, medical devices must undergo a conformity assessment procedure, which varies according to the type of medical device and its risk classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the European Conformity (“CE”) mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU. The aforementioned EU rules are generally applicable in the EEA. Non-compliance with the above requirements would also prevent us from selling our products in these countries.

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

In the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. Their designation process, which is significantly stricter under the new regulation, has experienced considerable delays due to the COVID-19 pandemic. Despite a recent increase in designations, the current number of notified bodies designated under the new regulation remains significantly lower than the number of notified bodies designated under the previous regime. The current designated notified bodies are therefore facing a backlog of requests as a consequence of which review times have lengthened. This situation may impact the way we are conducting our business in the EU and the EEA and the ability of our notified body to timely review and process our regulatory submissions and perform its audits.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of our future products under development or impact our ability to modify any products for which we have already obtained marketing authorizations on a timely basis or otherwise increase the costs associated with compliance. For example, in February 2024, the FDA issued a final rule to amend and replace the Quality System Regulation (“QSR”), which sets forth the FDA’s current good manufacturing practice requirements for medical devices, to align more closely with the International Organization for Standardization standards. Specifically, this final rule, which the FDA expects to go into effect on February 2, 2026, establishes the “Quality Management System Regulation” (“QMSR”), which among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Although our quality system is currently designed to comply with ISO 13485:2016 in connection with our activities outside of the United States, and although the FDA has stated that the standards contained in ISO 13485:2106 are substantially similar to those set forth in the QSR, it is unclear the extent to which this final rule, once effective, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business.

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

The EU’s General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), and the data protection and security laws of other states and countries impose additional requirements with respect to disclosure and deletion of personal information of their residents, imposing penalties for violations and, in some cases, private right of action for data breaches. These laws, and similar legislation that is developing or has been recently enacted, impose transparency and other obligations with respect to personal data of their respective residents and provide residents with similar rights for certain types of data breaches. We have invested, and continue to invest, human and technology resources in our data compliance efforts that may be time-intensive and costly. Despite our efforts, there is a risk that we may be subject to fines and penalties for non-compliance and experience litigation, reputational harm and business interruption if we fail to protect the privacy of third-party data or to comply with the GDPR, CCPA, CPRA and other applicable data privacy and protection regimes.

If we fail to implement new information technology systems successfully, our business could be adversely affected.

We rely on centralized information systems to keep financial records, process orders, manage inventory, process shipments to customers, and operate other critical functions. We often need to upgrade our information technology infrastructure, including implementing new or upgrading existing enterprise resource planning (“ERP”) systems and other complementary information technology systems. We have invested, and will continue to invest, significant capital and human resources in system upgrades and new ERP systems. Any disruptions, delays or deficiencies in the transition, design and implementation of the upgrades and new ERP systems, particularly any disruptions, delays or deficiencies that impact our operations, could have a material adverse effect on our results of operations and cash flows.

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

As of December 31, 2023, we had $629.5 million of net intangible assets, including goodwill, on our consolidated balance sheet. Net intangible assets consist principally of goodwill, customer relationships, patents, trademarks, core technologies and technology licenses. Goodwill and indefinite-lived intangible assets are tested for impairment at least on an annual basis. All other intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

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

Increasing scrutiny and changing expectations from investors, customers, governments and other stakeholders and third parties with respect to corporate sustainability policies and practices may cause us to incur additional costs or expose us to additional risks.

There has been increased public focus and scrutiny from investors, governmental and nongovernmental organizations, customers and other stakeholders and third parties on corporate sustainability practices in recent years, including with respect to global warming and climate change, diversity, equity and inclusion, and labor and human rights, among other sustainability issues. Both the standard setting and regulatory landscapes are extremely complex and present significant compliance challenges. Such increased complexity and scrutiny may result in increased costs, increased risk of litigation or reputational damage relating to our sustainability practices or performance, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations. Many different governmental organizations are promulgating reporting standards and rules that focus on a myriad of sustainability topics, including new reporting requirements in various jurisdictions. For example, we may be subject to, among others, the requirements of the EU Corporate Sustainability Reporting Directive, other EU directives, EU and EU member state regulations, various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) from the State of California as well as the SEC’s proposed rule on climate related disclosures, if finalized. As we continue to focus on developing our sustainability practices, such practices may not meet the standards of all of our stakeholders and advocacy groups may campaign for further changes. Many of our large, global customers are also committing to long-term targets to reduce greenhouse gas emissions within their supply chains. If we are unable to support customers in achieving these reductions, we may lose revenue if our customers find other suppliers who are better able to support such reductions. A failure, or perceived failure, to respond to expectations of all key stakeholders could cause harm to our business and reputation and have a negative impact on the market price of our common shares. Further, organizations that provide information to investors on corporate governance and related matters have developed rating processes for evaluating companies on sustainability matters. Such ratings are used by some investors to inform their investment or voting decisions. Unfavorable sustainability ratings could lead to negative investor sentiment towards us and/or our industry, which could have a negative impact on our access to and costs of capital.

The effects of climate change and related regulatory responses may adversely impact our business.

The intensifying effects of climate change present physical, liability, and transition risks with both macro and micro implications for companies and financial markets. There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere are causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters (such as floods, droughts, wildfires and severe storms). Such events could, among other things, disrupt our operations, including by damaging or destroying our facilities or those of our suppliers, which may cause us to suffer losses and additional costs to maintain or resume operations or as a result of supply chain-related delays or cancellations, which could have an adverse impact on our business and results of operations. In addition, implementing changes to mitigate risks associated with such events may result in substantial additional operational expenses in the short- and long-term, which may materially affect our profitability.

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

Our effective tax rate is subject to fluctuation as the effective income tax rate for each year is a function of (a) taxable income levels in numerous tax jurisdictions with varying tax rates, (b) our ability to utilize recognized deferred tax assets, (c) taxes, interest, and/or penalties resulting from tax audits and, (d) credits and deductions as a percentage of total taxable income. From time to time, the U.S., foreign and state governments make substantive changes to tax rules where significant judgment is required to determine the impact of such changes on our provision for income taxes, which may result in increased costs. For example, the Organisation for Economic Co-operation and Development Pillar Two framework provides a mechanism for countries to impose top-up tax on global income arising in jurisdictions with a tax rate below the global corporate minimum income tax rate of 15%. We may be subject to additional tax obligations in countries that choose to adopt new tax requirements such as the proposed Pillar Two rules. Further, such tax law changes may cause our effective tax rate to fluctuate between periods.

Risks Relating to Our Common Shares and Our Capital Structure

We may require additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, but this capital may not be available on acceptable terms or at all.

We may require additional capital to adequately respond to future business challenges or opportunities, including, but not limited to, the need to develop new products or enhance our existing products, the need to invest in cloud-based ERP systems and other digital technology platforms to help accelerate the growth of our businesses, the need to build inventory or to invest other cash to support business growth, and opportunities to acquire complementary businesses and technologies.

As of December 31, 2023, we had outstanding debt of $358.1 million under our amended and restated senior secured credit agreement (as amended, the “Third Amended and Restated Credit Agreement”) and $416.6 million additional borrowing capacity available under the revolving credit facility. If we are unable to satisfy the conditions in the Third Amended and Restated Credit Agreement or our needs exceed the amounts available under the revolving credit facility, we may need to obtain equity or debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution. Any new equity securities we issue could have rights, preferences and privileges superior to those of the holders of our common shares. Further, our Third Amended and Restated Credit Agreement restricts our ability to obtain additional debt financing from other sources. If we are unable to obtain adequate financing or obtain financing on terms satisfactory to us when we need it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common shares.

Our existing indebtedness could adversely affect our future business, financial condition and results of operations.

As of December 31, 2023, we had $358.1 million of outstanding debt and on January 2, 2024, we drew down on our revolving credit facility to fund the acquisition of Motion Solutions Parent Corp. This level of debt could have significant consequences on our future operations, including:

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

In addition, as a global corporation, we have significant cash balances held in foreign countries. Some of these balances may not be immediately available to repay our debt.

Our Third Amended and Restated Credit Agreement, as amended, contains covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our borrowings thereunder.

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

While our management and our independent registered public accounting firm concluded that our internal control over financial reporting was effective as of December 31, 2023, it is possible that material weaknesses may be identified in the future.

As part of our growth strategy, we intend to make additional acquisitions of privately held businesses. Prior to becoming part of our consolidated company, the acquired businesses would not be required to implement or maintain the disclosure controls and procedures or internal control over financial reporting that are required of public companies. We are required to integrate the acquired businesses into our system of disclosure controls and procedures and internal control over financial reporting, but we cannot provide assurance as to how long the integration process may take. Additionally, we may need to improve our internal control or those of any business we acquire. This could result in significant costs to us and could require us to divert substantial resources.

If we are unable to maintain effective internal controls, we may be unable to comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002. This could result in a restatement of our financial statements, the imposition of sanctions, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our internal control and financial reporting requirements or to comply with legal and regulatory requirements could adversely affect our business and the trading price of our common shares. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on various cybersecurity frameworks, such as the National Institute of Standards and Technology (“NIST”). We use these cybersecurity frameworks and information security standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, sharing common methodologies and governance processes across the enterprise risk management program. Specifically, our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems and enterprise information technology (“IT”) environment;
•
a security team and an external service provider principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity threats and incidents;
•
the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our cybersecurity security controls;
•
cybersecurity awareness training for our employees, incident response personnel, and senior management on a quarterly basis as part of the risk mitigation strategy;
•
quarterly testing of the effectiveness of the cybersecurity awareness training;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•
a third-party risk management process for service providers, suppliers, and vendors; and
•
cybersecurity internal and external penetration testing.

We have not identified any material risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

The Board of Directors recognizes the need for continually monitoring our information security risks and cybersecurity initiatives. The Audit Committee of our Board of Directors (the “Board”) undertakes the primary oversight responsibility over our cybersecurity risks and information security controls. Management briefs the Audit Committee on information security matters at each quarterly meeting of the Audit Committee. In addition, management updates the Audit Committee regarding any potentially material cybersecurity incidents, if any, as well as any incidents with lesser potential impact.

In addition to the role the Audit Committee plays in overseeing enterprise and cybersecurity risks, the Environmental, Social and Governance (“ESG”) Committee reviews and oversees our overall cybersecurity program, including its strategy and processes, and is updated by company management at each of the ESG Committee’s meetings on the status and developments of the cybersecurity program.

Both the Audit Committee and the ESG Committee report to the full Board regarding its activities, including those related to our cybersecurity risks and program. The full Board also receives briefings from management at least once a year on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics presented by the Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”).

Our management team, including our IT management team, is responsible for assessing and managing our material risks from cybersecurity threats. The CISO/CIO oversees the overall cybersecurity risk management program, and the Deputy Chief Information Security Officer (“DCISO”) has the primary operational responsibilities over our cybersecurity program, including supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants. The CISO, who is also our CIO, has over 22 years of experience managing global IT operations, including strategy, applications, infrastructure, information security, support and execution. The CISO/CIO holds a Master of Science degree in computer science and engineering (with a specialization in Information Assurance) and a Doctorate of Engineering Management/Systems Engineering degree. Our DCISO has served in various roles in information security for over 12 years and holds a Certified Information System Security Professional (“CISSP”) certification.

Our management team oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties

Our principal owned and leased properties as of December 31, 2023 are listed in the table below.

Location	Principal Use	Current Segment	Approximate Square Feet	Owned/Leased
Bedford, Massachusetts United States	Manufacturing, R&D, Marketing, Sales and Administration	Precision Medicine and Manufacturing, Medical Solutions, Robotics and Automation & Corporate	147,000	Leased; expires in 2031
Apex, North Carolina United States	Manufacturing, R&D, Marketing, Sales and Administration	Robotics and Automation	117,000	Leased; expires in 2028
Ludwigsstadt Germany	Manufacturing, and Administration	Medical Solutions	105,000	Owned
Přelouč Czech Republic	Manufacturing, and Administration	Medical Solutions	95,000	Owned
Wackersdorf Germany	R&D	Precision Medicine and Manufacturing	68,000	Owned
Mukilteo, Washington, United States	Manufacturing, R&D, Marketing, Sales and Administration	Precision Medicine and Manufacturing	63,000	Owned

Additional manufacturing, research and development, sales, service and logistics sites are located in California, Connecticut, Florida, Michigan, New York, and Oregon within the United States, and in China, Czech Republic, Germany, Italy, Japan, Spain and the United Kingdom. These additional facilities cover approximately 630,000 square feet, of which approximately 520,000 square feet are leased and approximately 110,000 square feet are owned. These facilities are used by our Precision Medicine and Manufacturing, Medical Solutions and Robotics and Automation segments.

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

Holders

As of the close of business on February 21, 2024, there were approximately 30 holders of record of the Company’s common shares. Since many of the common shares are registered in “nominee” or “street” names, the Company believes that the total number of beneficial owners is considerably higher.

Dividend Policy

The Company has never declared or paid cash dividends on its common shares and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

In February 2020, the Company's Board of Directors approved a new share repurchase plan (the "2020 Repurchase Plan"), authorizing the repurchase of $50.0 million worth of the Company's common shares. During the year ended December 31, 2022, the Company repurchased 4 thousand shares for an aggregate purchase price of $0.5 million at an average price of $116.95 per share under the 2020 Repurchase Plan. No shares were repurchased during the three months or the year ended December 31, 2023. As of December 31, 2023, the Company had $49.5 million available for future share repurchases under the 2020 Repurchase Plan. There is no expiration date for the 2020 Repurchase Plan.

Performance Graph

The following graph compares the cumulative total return on the Company’s common shares with the cumulative total return on the Nasdaq Composite Index and the Russell 2000 Index for the period from December 31, 2018 through December 31, 2023. The comparison assumes an investment of $100 was made on December 31, 2018 in the Company’s common shares and in each of the indices and, in the case of the indices, it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return among Novanta Inc., Nasdaq Composite Index, and Russell 2000 Index
300
250
200
150
100
50
-
Dollars
2018
2019
2020
2021
2022
2023
Year
Novanta Inc.
Nasdaq Composite
Russell 2000

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Novanta Inc.	$100.00	$140.38	$187.65	$279.89	$215.67	$267.32
Nasdaq Composite Index	$100.00	$139.95	$198.10	$242.03	$163.28	$236.17
Russell 2000 Index (1)	$100.00	$125.53	$150.58	$172.90	$137.56	$160.85

(1)
Copyright © Russell Investments 2023. All rights reserved.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K. The MD&A contains certain forward looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, our financial results and our financial condition; our belief that the Purchasing Managers Index may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; anticipated revenue performance; industry trends; market conditions; our competitive positions; changes in economic and political conditions, including supply chain disruptions and constraints and inflationary pressures; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits and expected costs of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory requirements, including environmental requirements, and our compliance thereto; and other statements that are not historical facts. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” The words “anticipates,” “believes,” “expects,” “intends,” “future,” “estimates,” “plans,” “could,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward looking statements. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statements to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward looking statements, except as required under applicable law.

Business Overview

Novanta Inc. and its subsidiaries (collectively referred to as, the “Company”, “Novanta”, “we”, “us”, “our”) is a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. We combine deep proprietary technology expertise and competencies in precision medicine, medical solutions and robotics and automation with a proven ability to solve complex technical challenges. This enables us to engineer core components and sub-systems that deliver extreme precision and performance, tailored to our customers' demanding applications.

End Markets

We primarily operate in two end markets: the medical market and the advanced industrial market.

Medical Market

For the year ended December 31, 2023, the medical market accounted for approximately 54% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the year ended December 31, 2023, the advanced industrial market accounted for approximately 46% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Acquisition of Motion Solutions

On January 2, 2024, we completed the acquisition of Motion Solutions Parent Corp. (“Motion Solutions”), an Irvine, California-based provider of highly engineered integrated solutions, specializing in proprietary precision motion and advanced motion control solutions, for a total purchase price of $192.2 million in cash, subject to customary closing and net working capital adjustments. Motion Solutions acquisition will be included in our Medical Solutions reportable segment.

Business Environment

Inflationary Pressures

In 2023, we continued to experience higher than normal inflation of raw materials and component prices and labor costs. We have generally been able to offset increases in these costs through various productivity cost reduction initiatives, as well as increasing our selling prices to pass through some of these higher costs to our customers. However, our ability to raise our selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs. Additionally, the inflationary pressures have given rise to significant increases in interest rates as various governments used monetary policy to contain and reduce inflation. As a result, our weighted average interest rate increased from approximately 5.1% as of December 31, 2022 to approximately 6.2% as of December 31, 2023.

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

In early October 2023, Israel declared war on Hamas after the Palestinian militant group launched a surprise cross-border raid in Israel. We are monitoring the social, political and economic environment in Israel and in the region for any impact on our businesses. Our historical sales to Israel were around 1% of our total sales. We do not have any assets, employees, or third-party contractors in Israel. Due to the uncertainty around the duration of the conflict, future impacts are unknown to our businesses.

Overview of Financial Results

Total revenue for 2023 was $881.7 million, an increase of $20.8 million, or 2.4%, versus 2022. This increase was primarily due to increased demand in the medical markets and revenue from a prior year acquisition. The effect of our prior year acquisition resulted in an increase in revenue of $8.1 million, or 0.9%. In addition, foreign exchange rates favorably impacted our revenue by $1.3 million, or 0.2%, in 2023.

Operating income for 2023 was $110.5 million, an increase of $7.4 million, or 7.2%, versus 2022. This increase was primarily attributable to an increase in gross profit of $21.4 million primarily attributable to higher revenue and a decrease in amortization expense of $5.9 million, partially offset by an increase in restructuring, acquisition and related charges of $8.4 million, research and development and engineering (“R&D”) expenses of $5.9 million, and selling, general and administrative (“SG&A”) expenses of $5.6 million.

Basic earnings per common share (“basic EPS”) of $2.03 in 2023 decreased $0.05 from the basic EPS of $2.08 in 2022. Diluted earnings per common share (“diluted EPS”) of $2.02 in 2023 decreased $0.04 from the diluted EPS of $2.06 in 2022. The decreases in basic EPS and diluted EPS were primarily attributable to an increase in interest expense, partially offset by an increase in operating income and a decrease in income tax provision.

Specific components of our operating results for 2023 and 2022 are further discussed below.

Results of Operations

Information pertaining to fiscal year 2021 results of operations, including a year-over-year comparison with fiscal year 2022, was included in our Annual Report on Form 10-K for the year ended December 31, 2022 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on March 1, 2023.

The following table sets forth external revenue by reportable segment for 2023 and 2022 (dollars in thousands):

			% Change
	2023	2022	2023 vs. 2022
Precision Medicine and Manufacturing	$282,971	$274,674	3.0%
Medical Solutions	325,221	277,992	17.0%
Robotics and Automation	273,470	308,237	(11.3)%
Total	$881,662	$860,903	2.4%

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment revenue in 2023 increased by $8.3 million, or 3.0%, versus 2022, primarily due to increased demand in the medical markets.

Medical Solutions

Medical Solutions segment revenue in 2023 increased by $47.2 million, or 17.0%, versus 2022, primarily due to increases in sales from our minimally invasive surgery products and detection and analysis products, and $8.1 million of revenue contributions from our 2022 acquisition.

Robotics and Automation

Robotics and Automation segment revenue in 2023 decreased by $34.8 million, or 11.3%, versus 2022, primarily due to a decrease in demand in advanced industrial markets, driven by microelectronics markets.

Gross Profit

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for 2023 and 2022 (dollars in thousands):

	2023	2022
Gross profit:
Precision Medicine and Manufacturing	$139,060	$129,173
Medical Solutions	135,640	108,713
Robotics and Automation	130,885	146,150
Unallocated Corporate and Shared Services	(5,688)	(5,564)
Total	$399,897	$378,472
Gross profit margin:
Precision Medicine and Manufacturing	49.1%	47.0%
Medical Solutions	41.7%	39.1%
Robotics and Automation	47.9%	47.4%

Total	45.4%	44.0%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and warranty expenses.

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment gross profit for 2023 increased $9.9 million, or 7.7%, versus 2022, primarily due to an increase in both revenue and gross profit margin. Precision Medicine and Manufacturing segment gross profit margin was 49.1% for 2023, versus a gross profit margin of 47.0% for 2022. The increase in gross profit margin was primarily attributable to improved factory productivity, favorable product mix and the impact of business interruption insurance recovery payments, partially offset by an increase in inventory reserves as a result of a demand decline in the advanced industrial market and higher cost of poor quality.

Medical Solutions

Medical Solutions segment gross profit for 2023 increased $26.9 million, or 24.8%, versus 2022, primarily due to an increase in both revenue and gross profit margin. Medical Solutions segment gross profit margin was 41.7% for 2023, compared with a gross profit margin of 39.1% for 2022. The increase in gross profit margin was primarily attributable to improved factory efficiency.

Robotics and Automation

Robotics and Automation segment gross profit for 2023 decreased $15.3 million, or 10.4%, versus 2022, primarily due to a decrease in revenue. Robotics and Automation segment gross profit margin was 47.9% for 2023, compared with a gross profit margin of 47.4% for 2022. The increase in gross profit margin was primarily attributable to improved factory efficiency and disciplined cost control.

Operating Expenses

The following table sets forth operating expenses for 2023 and 2022 (dollars in thousands):

			% Change
	2023	2022	2023 vs. 2022
Research and development and engineering	$91,682	$85,770	6.9%
Selling, general and administrative	164,460	158,901	3.5%
Amortization of purchased intangible assets	20,445	26,338	(22.4)%
Restructuring, acquisition and related costs	12,814	4,384	192.3%
Total	$289,401	$275,393	5.1%

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation and related expenses and cost of materials for R&D projects.

R&D expenses were $91.7 million, or 10.4% of revenue, in 2023, versus $85.8 million, or 10.0% of revenue, in 2022. R&D expenses increased in terms of total dollars primarily due to higher compensation related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems and executive management.

SG&A expenses were $164.5 million, or 18.7% of revenue, in 2023, versus $158.9 million, or 18.5% of revenue, in 2022. SG&A expenses increased in terms of total dollars and as a percentage of revenue primarily due to increases in compensation related expenses and discretionary spending.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets is charged to our Precision Medicine and Manufacturing, Medical Solutions and Robotics and Automation segments. Amortization of developed technologies is included in cost of revenue in the consolidated statement of operations. Amortization of customer relationships, trademarks, trade names, backlog and other intangibles are included in operating expenses in the consolidated statement of operations.

Amortization of purchased intangible assets, excluding the amortization of developed technologies that is included in cost of revenue, was $20.4 million, or 2.3% of revenue, in 2023, versus $26.3 million, or 3.1% of revenue, in 2022. The decrease, in terms of total dollars and as a percentage of revenue was primarily due to certain intangible assets being fully amortized in 2022.

Restructuring, Acquisition and Related Costs

Restructuring, acquisition and related charges primarily relate to our restructuring programs, acquisition related costs incurred for completed acquisitions, acquisition costs related to future potential acquisitions and failed acquisitions, and changes in fair value of contingent considerations.

We recorded restructuring, acquisition and related costs of $12.8 million in 2023, versus $4.4 million in 2022. The restructuring costs increased $7.4 million primarily related to an increase of severance and related costs and facility costs associated with the closure of a small manufacturing facility to improve efficiencies.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for 2023 and 2022 (in thousands):

	2023	2022
Operating Income (Loss)
Precision Medicine and Manufacturing	$69,283	$63,760
Medical Solutions	41,883	28,244
Robotics and Automation	48,373	60,294
Unallocated Corporate and Shared Services	(49,043)	(49,219)
Total	$110,496	$103,079

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment operating income was $69.3 million, or 24.5% of revenue, in 2023, versus $63.8 million, or 23.2% of revenue, in 2022. The increase in operating income was primarily due to an increase in gross profit of $9.9 million, partially offset by an increase in restructuring, acquisition, and related costs of $3.2 million and an increase in SG&A expenses of $1.6 million.

Medical Solutions

Medical Solutions segment operating income was $41.9 million, or 12.9% of revenue, in 2023, versus $28.2 million, or 10.2% of revenue, in 2022. The increase in operating income was primarily due to an increase in gross profit of $26.9 million and a decrease in amortization expenses of $1.0 million, partially offset by an increase in R&D spending of $8.5 million, an increase in SG&A expenses of $5.0 million and an increase in restructuring, acquisition and related costs of $0.8 million.

Robotics and Automation

Robotics and Automation segment operating income was $48.4 million, or 17.7% of revenue, in 2023, versus $60.3 million, or 19.6% of revenue, in 2022. The decrease in operating income was primarily due to a decrease in gross profit of $15.3 million, and an increase in restructuring, acquisition and related costs of $3.8 million, partially offset by a decrease in SG&A expenses of $0.7 million, a decrease in R&D spending of $1.8 million and a decrease in amortization of purchased intangible assets of $4.7 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared SG&A functions and other public company costs that are not allocated to the operating segments, including certain restructuring and most acquisition related costs.

Unallocated corporate and shared services costs for 2023 decreased by $0.2 million, or 0.4%, from 2022.

Interest Income (Expense), Foreign Exchange Transaction Gains (Losses), and Other Income (Expense), Net

The following table sets forth interest income (expense), foreign exchange transaction gains (losses), and other income (expense) for 2023 and 2022 (in thousands):

	2023	2022
Interest income (expense), net	$(25,818)	$(15,616)
Foreign exchange transaction gains (losses), net	$(255)	$67
Other income (expense), net	$(675)	$(371)

Interest Income (Expense), Net

Net interest expense was $25.8 million in 2023 versus $15.6 million in 2022. The increase in net interest expense was primarily due to an increase in the weighted average interest rate, partially offset by a decrease in average debt levels under our senior credit facilities. The weighted average interest rate on our outstanding debt was 6.21% and 3.24% during 2023 and 2022, respectively. Included in net interest expense was non-cash interest expense of approximately $1.2 million for both 2023 and 2022, related to the amortization of deferred financing costs on our debt.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were nominal in both 2023 and 2022.

Other Income (Expense), Net

Net other expenses were nominal in both 2023 and 2022.

Income Tax Provision

We recorded a tax provision of $10.9 million in 2023, compared to a tax provision of $13.1 million in 2022. The effective tax rate for 2023 was 13.0% of income before income taxes, compared to an effective tax rate of 15.0% of income before income taxes for 2022. Our effective tax rate for 2023 differed from the Canadian statutory rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, $4.5 million benefit for foreign derived intangible income, $4.2 million benefit from U.K. patent box deductions and $3.6 million benefit from R&D and other tax credits, partially offset by $2.1 million increase in valuation allowances and a $2.6 million detriment related to disallowed compensation.

We recorded a tax provision of $13.1 million in 2022. The effective tax rate for 2022 was 15% of income before income taxes. Our effective tax rate for 2022 differed from the Canadian statutory rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, $4.5 million benefit for foreign derived intangible income, $3.1 million benefit from U.K. patent box deductions and $2.3 million benefit from R&D and other tax credits, partially offset by $2.0 million increase in valuation allowances and a $2.1 million detriment related to disallowed compensation.

The Organisation for Economic Co-operation and Development (“OECD”) published a framework to implement a global corporate minimum income tax rate of 15% on income arising in low-tax jurisdictions (often referred to as “Pillar Two”). The Pillar Two proposed legislation is applicable to multinational corporations with global revenue exceeding €750 million ($820 million). Over 140 countries have agreed in principle to implement Pillar Two and many have, or are in the process of, enacting related legislation. We expect to meet the Pillar Two revenue threshold in 2024. The U.S. has not enacted the rules. Certain of the major jurisdictions where we operate have indicated that they will implement Pillar Two, but have not yet enacted legislation. Due to the uncertainty of whether the U.S. and other countries will enact the rules, the timing of individual country legislative action and the underlying complexity of the rules, the impact, if any, on the Company's tax obligations and income tax rate is not reasonably estimable at this time.

Net Income

Net income was $72.9 million for the year ended December 31, 2023, compared to $74.1 million for the year ended December 31, 2022, reflecting the impact of the factors described above.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long-term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside of our control, such as economic consequences of global pandemics and geopolitical conflicts, prolonged supply chain disruptions and electronics and other material shortages, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of this Annual Report on Form 10-K.

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

As of December 31, 2023, $62.6 million of our $105.1 million of cash and cash equivalents was held by our subsidiaries outside of North America. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our senior credit facilities. Approximately $126.1 million of our outstanding borrowings under our senior credit facilities were held in our subsidiaries outside of North America as of December 31, 2023. Additionally, we may use intercompany loans to address short-term cash flow needs from various subsidiaries.

In May 2021, our shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. Our Board of Directors may designate and issue one or more series of preferred shares in order to raise additional capital, provided that no shares of any series may be entitled to more than one vote per share. As of December 31, 2023, no preferred shares were issued and outstanding.

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

In February 2020, our Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of $50.0 million worth of common shares, effective after our prior repurchase plan was completed. Share repurchases have been made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. During the year ended December 31, 2022, we repurchased 4 thousand shares for an aggregate purchase price of $0.5 million at an average price of $116.95 per share under the 2020 Repurchase Plan. No shares were repurchased during the three months or the year ended December 31, 2023. As of December 31, 2023, we had $49.5 million available for share repurchases under the 2020 Repurchase Plan.

Senior Credit Facilities

In December 2019, we entered into the Third Amended and Restated Credit Agreement, originally consisting of a $100.0 million U.S. dollar equivalent euro-denominated (approximately €90.2 million) 5-year term loan facility and a $350.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The term loan facility requires quarterly scheduled principal repayments of approximately €1.1 million that began in March 2020 with the remaining principal balance due upon maturity. We may make additional principal payments at any time, which will reduce the next quarterly installment payment due. We may pay down our revolving credit facility with cash on hand and cash generated from future operations at any time until maturity.

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

As of December 31, 2023, we had $79.6 (€72.1) million term loan and $278.4 million revolver borrowings outstanding under our Senior Credit Facilities. On January 2, 2024, we drew down on our revolving credit facility to fund the acquisition of Motion Solutions Parent Corp. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 0.00% to 0.75% per annum, determined by reference to our consolidated leverage ratio, or (b) the Term SOFR Screen Rate, the Alternative Currency Daily Rate or the Alternative Currency Term Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 0.75% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.30% per annum, determined by reference to our consolidated leverage ratio. As of December 31, 2023, we had outstanding borrowings under the Third Amended and Restated Credit Agreement denominated in Euro and U.S. Dollars of $126.1 million and $232.0 million, respectively.

The Third Amended and Restated Credit Agreement contains various covenants that, we believe, are usual and customary for this type of agreement, including a maximum allowed leverage ratio and a minimum required fixed charge coverage ratio (as defined in the Third Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of December 31, 2023:

	Requirement	Actual as of December 31, 2023
Maximum consolidated leverage ratio (1)	3.50	1.70
Minimum consolidated fixed charge coverage ratio	1.50	4.67
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

Cash Flows

Cash and cash equivalents totaled $105.1 million as of December 31, 2023, versus $100.1 million as of December 31, 2022. The net increase in cash and cash equivalents is primarily attributable to cash provided by operating activities of $120.1 million, partially offset by $86.6 million of debt repayments, $20.0 million of capital expenditures, and $10.6 million of payroll withholding tax payments related to net share settlement upon vesting of share-based compensation awards.

The following table summarizes our cash and cash equivalent balances, cash flows and unused borrowing capacity available under our revolving credit facility for the years indicated (in thousands):

	2023	2022
Cash and cash equivalents, end of year	$105,051	$100,105
Net cash provided by operating activities	$120,075	$90,779
Net cash used in investing activities	$(19,892)	$(42,541)
Net cash provided by (used in) financing activities	$(97,853)	$(60,154)
Unused borrowing capacity available under the revolving credit facility, end of year	$416,596	$336,587

Operating Cash Flows

Cash provided by operating activities was $120.1 million in 2023, versus $90.8 million in 2022. Cash provided by operating activities increased from 2022 primarily as a result of higher operating income and less cash outflows from changes in net working capital, partially offset by higher income tax payments and higher interest payments.

Investing Cash Flows

Cash used in investing activities was $19.9 million in 2023, primarily related to capital expenditures of $20.0 million.

Cash used in investing activities was $42.5 million in 2022, primarily driven by the $22.4 million of cash consideration (net of cash acquired) paid for the acquisition of MPH Medical Devices S.R.O. ("MPH"). We also paid capital expenditures of $19.6 million and a contingent consideration payment of $1.5 million related to our 2016 asset acquisition of video signal processing and management technologies. We received $0.8 million net working capital adjustment in 2022 related to our ATI acquisition.

We have no material commitments to purchase property, plant and equipment as of December 31, 2023. We expect to use approximately $20 million to $25 million in 2024 for capital expenditures related to investments in new property, plant and equipment for our existing businesses, which includes a significant one-time facility buildout project in the U.K. that began in 2023 with target completion in 2024. This project is one quarter behind schedule, causing capital expenditures previously budgeted in 2023 to move into 2024.

Financing Cash Flows

Cash used in financing activities was $97.9 million in 2023, primarily due to $86.6 million of term loan and revolving credit facility repayments and $10.6 million of payroll withholding tax payments related to net share settlement upon vesting of share-based compensation awards.

Cash used in financing activities was $60.2 million in 2022, primarily due to $59.0 million of term loan and revolving credit facility repayments, $46.3 million of contingent consideration payments related to prior year acquisitions, $11.7 million of payroll withholding tax payments related to net share settlement upon vesting of share-based compensation awards, $10.0 million of repurchases of common shares, and $2.5 million of debt issuance costs in connection with the Fifth Amendment, partially offset by $69.9 million of borrowings under our revolving credit facility used to fund the contingent consideration paid for the ATI acquisition and the cash consideration paid for the MPH acquisition.

In 2024, we are contractually required to make $5.0 million in repayments under our term loan facility. In addition, we may make optional repayments under our revolving credit facility from time to time with available cash generated from future operating activities.

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

Our funding policy is to fund the U.K. Plan based on actuarial methods as permitted by the Pensions Regulator in the U.K. The results of funding valuations depend on both the funding deficit and the assumptions used, such as asset returns, discount rates, mortality rates, retail price inflation and other market driven assumptions. Each assumption used represents one estimate of many possible future outcomes. The final cost to us will be determined by events as they actually become known, including actual return on plan assets and pension payments to plan participants. As of December 31, 2023, the fair value of plan assets exceeded the projected benefit obligation under the U.K. Plan by $3.1 million. Based on the results of the most recent funding valuation in 2021, we are expected to contribute an additional approximately $0.3 million by March 31, 2024. Future annual funding contributions will be determined in the next statutory funding valuation date to be completed in 2024.

Material Cash Requirements

Senior Credit Facilities

As of December 31, 2023, we had $79.6 million (€72.1 million) term loan and $278.4 million revolving credit facility borrowings outstanding under the Senior Credit Facilities. On January 2, 2024, we drew down on our revolving credit facility under the Senior Credit Facilities to fund the acquisition of Motion Solutions Parent Corp. The term loan is payable in quarterly installments of approximately €1.1 million ($1.2 million) with the final installment of €58.5 million ($64.7 million) due upon maturity in March 2027. Borrowings under the revolving credit facility are due at maturity in March 2027.

As of December 31, 2023, the future interest payments under our Senior Credit Facilities are expected to be approximately $72.0 million through maturity based on the current contractual term, with $23.0 million payable within the next twelve months. These estimates are based on current interest rates on floating rate obligations, as defined in the Third Amended and Restated Credit Agreement, for the remainder of the contractual life of both the term loan and outstanding borrowings under the revolving credit facility, and the current commitment fee rate was used for the unused commitments under the revolving credit facility as of December 31, 2023. These estimates also assume only quarterly term loan payments are made and outstanding revolving credit facility remains unchanged throughout the contractual term. The actual interest payments will vary due to changes in our debt level and interest rate. See Note 11, “Debt,” in the Consolidated Financial Statements for further details of our debt obligations and the timing of expected future payments.

Operating and Finance Leases

We have entered into various lease agreements for office and manufacturing facilities, vehicles, and equipment used in the normal course of business. Undiscounted operating and finance lease obligations were $61.3 million, with $10.7 million payable within the next twelve months. See Note 12, “Leases,” in the Consolidated Financial Statements for further details of our obligations and the timing of expected future payments.

Purchase Obligations

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services. As of December 31, 2023, we had $127.5 million of purchase obligations, with $119.7 million payable within the next twelve months.

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

Substantially all of our revenue is recognized at a point in time, upon shipment, rather than over time. At the request of our customers, we may perform professional services, generally for the maintenance and repair of products previously sold to those customers and for engineering services. Professional services are less than 3% of our consolidated revenue. Revenue is typically recognized at a point in time when control transfers to the customer upon completion of professional services. These services generally involve a single distinct performance obligation. The consideration expected to be received in exchange for such services is normally the contractually stated amount.

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

Inventories. Inventories, which include materials and conversion costs, are stated at the lower of cost or net realizable value, using the first-in, first-out method. We regularly review inventory quantities on hand and, when necessary, record provisions for excess and obsolete inventory based on either our forecasted product demand and production requirements or trailing historical usage of the product. If our sales do not materialize as previously forecasted or at historical levels, we may have to increase our reserve for excess and obsolete inventory, which would reduce our operating income. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of revenue and higher operating income than expected in that period.

Share-Based Compensation. We record expenses associated with share-based compensation awards to employees and directors based on the fair value of awards as of the grant date. In addition to service-based awards granted to a wider employee base and stock options granted to certain members of the executive management team, we typically grant three types of performance-based awards to certain members of the executive management team: performance-based restricted stock units with company-specific financial performance conditions (“attainment-based PSUs”), performance-based restricted stock units with market-based performance conditions (“market-based PSUs”), and performance-based restricted stock units with a hybrid of company financial metrics and market-based performance conditions (“hybrid PSUs”).

For share-based compensation awards that vest over time based on employment, the associated expenses are recognized in the consolidated statement of operations ratably over the vesting period of the awards, net of estimated forfeitures determined based on historical forfeiture experience.

For stock options, share-based compensation expenses are recognized based on the fair value of the stock options, which is determined using the Black-Scholes option pricing model as of the date of grant. Shared-based compensation expenses related to stock options are recognized on a straight-line basis ratably over the vesting period of the awards. Black-Scholes option pricing model includes various assumptions, including the expected term of the award, the expected volatility of our common shares and the expected risk-free interest rate over the expected term of the award, expected dividend payments, and the fair value of our common shares.

For attainment-based PSUs, share-based compensation expenses are recognized based on the closing price of our common shares on the date of grant ratably over the vesting period when it is probable that specified performance targets are expected to be achieved based on management’s projections as of the end of each period. Management’s projections are revised, if necessary, in subsequent periods when underlying factors change the estimated probability of achieving the performance targets as well as the levels of achievement. When the estimated achievement levels are adjusted at a later date, a cumulative adjustment to the share-based compensation expense previously recognized would be required. Accordingly, share-based compensation expenses associated with attainment-based PSUs may differ significantly from period to period based on changes to both the probability and the level of achievement against the specified performance targets.

For market-based PSUs, share-based compensation expenses are recognized based on the fair value of the market-based PSUs, which is determined using the Monte-Carlo simulation valuation model as of the date of grant. Shared-based compensation expenses related to market-based PSUs are recognized on a straight-line basis from the grant date to the end of the performance period, which is generally three years, regardless of whether the target relative total shareholder return is achieved. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the grant agreement in a large number of simulated scenarios. Key assumptions for the Monte Carlo simulation model include risk-free interest rate and expected stock price volatility of both the Company’s common shares and the Russell 2000 index.

For hybrid PSUs, share-based compensation expenses are recognized ratably over the vesting period based on the fair value of the hybrid PSUs as of the grant date and the number of shares that are deemed probable of vesting at the end of the specified performance period. The fair value of hybrid PSUs is determined using the Monte-Carlo simulation valuation model as of the date of grant. The probability assessment is performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the consolidated statement of operations in the period in which such determination is made. Accordingly, share-based compensation expenses associated with hybrid PSUs may differ significantly from period to period based on changes to both the probability and the level of achievement against the specified performance targets.

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

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2023, using a quantitative assessment, noting no impairment. As of December 31, 2023, there were no indicators of impairment of our long-lived assets.

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

In conjunction with our ongoing review of our actual results and anticipated future earnings, we continuously reassess the adequacy of the valuation allowance currently in place on our deferred tax assets. In 2023, we established a valuation allowance of $2.1 million recorded on net operating losses, various credits, and other timing items in certain tax jurisdictions. The factors used to assess the likelihood of realization of deferred tax assets are the forecast of future taxable income, available tax planning strategies that could be implemented to realize the net deferred tax assets, potential for carryback and future reversals of deferred tax liabilities.

The amount of income taxes we pay is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our tax liabilities in the period that the assessments are made or resolved, or when the statute of limitations for certain periods expires. As of December 31, 2023, the Company’s total amount of unrecognized tax benefits was $4.3 million, of which $3.8 million would favorably affect our effective tax rate, if recognized. Over the next twelve months, we may need to recognize up to $0.3 million of previously unrecognized tax benefits due to statute of limitations closures.

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in nature. This amount becomes taxable upon a repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. The amount of undistributed earnings of foreign subsidiaries totaled $405.8 million as of December 31, 2023. The estimated unrecognized income and foreign withholding tax liabilities on these undistributed earnings is approximately $5.5 million.

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

We had foreign currency contracts with notional amounts totaling $172.3 million and net fair value of $0.1 million as of December 31, 2023. A hypothetical 10% strengthening of the U.S. dollar against other currencies would result in an approximately $0.8 million increase in the net fair value of our foreign currency contracts as of December 31, 2023. By contrast, a hypothetical 10% weakening of the U.S. dollar against other currencies would result in an approximately $0.8 million decrease in the net fair value of our foreign currency contracts as of December 31, 2023.

Interest Rates

Our exposure to market risk associated with changes in interest rates relates primarily to our borrowings under our Senior Credit Facilities. We had $358.1 million of outstanding variable rate debt as of December 31, 2023. A 100 basis point increase in interest rates at December 31, 2023 would increase our annual pre-tax interest expense by approximately $3.6 million.

Item 8. Financial Statements and Supplementary Data

NOVANTA INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Novanta Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Novanta Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

The Company’s revenue was $881.7 million for the year ended December 31, 2023. As described in Note 3 to the consolidated financial statements, management recognizes revenue when control of promised goods or services is transferred to the customer. The transfer of control generally occurs upon shipment when title and risk of loss pass to the customer. The vast majority of the Company’s revenue is generated from the sale of distinct products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for such products, which is generally at contractually stated prices.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing the completeness, accuracy and existence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, including purchase orders, invoices, and proof of shipment and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2023 and, for confirmations not returned, obtaining and inspecting source documents, including invoices, proof of shipment, and subsequent cash receipts, where applicable.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2024

We have served as the Company’s auditor since 2013.

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$105,051	$100,105
Accounts receivable, net of allowance of $571 and $995, respectively	139,410	137,697
Inventories	149,371	167,997
Prepaid income taxes and income taxes receivable	8,105	1,508
Prepaid expenses and other current assets	13,360	13,212
Total current assets	415,297	420,519
Property, plant and equipment, net	109,449	103,186
Operating lease assets	38,302	43,317
Deferred tax assets	27,862	15,113
Other assets	5,617	4,414
Intangible assets, net	145,022	175,766
Goodwill	484,507	478,897
Total assets	$1,226,056	$1,241,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$4,968	$4,800
Accounts payable	57,195	75,225
Income taxes payable	7,767	13,660
Current portion of operating lease liabilities	8,189	7,793
Accrued expenses and other current liabilities	61,056	63,044
Total current liabilities	139,175	164,522
Long-term debt	349,404	430,662
Operating lease liabilities	37,345	40,808
Deferred tax liabilities	16,305	17,194
Income taxes payable	4,435	4,355
Other liabilities	5,932	6,085
Total liabilities	552,596	663,626
Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	-	-
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,814 and 35,711, respectively	423,856	423,856
Additional paid-in capital	70,180	55,155
Retained earnings	203,462	130,584
Accumulated other comprehensive loss	(24,038)	(32,009)
Total stockholders’ equity	673,460	577,586
Total liabilities and stockholders’ equity	$1,226,056	$1,241,212

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$881,662	$860,903	$706,793
Cost of revenue	481,765	482,431	406,465
Gross profit	399,897	378,472	300,328
Operating expenses:
Research and development and engineering	91,682	85,770	72,522
Selling, general and administrative	164,460	158,901	129,155
Amortization of purchased intangible assets	20,445	26,338	16,577
Restructuring, acquisition and related costs	12,814	4,384	18,020
Total operating expenses	289,401	275,393	236,274
Operating income	110,496	103,079	64,054
Interest income (expense), net	(25,818)	(15,616)	(7,387)
Foreign exchange transaction gains (losses), net	(255)	67	(127)
Other income (expense), net	(675)	(371)	(368)
Income before income taxes	83,748	87,159	56,172
Income tax provision	10,870	13,108	5,841
Net income	$72,878	$74,051	$50,331

Earnings per common share (Note 9):
Basic	$2.03	$2.08	$1.42
Diluted	$2.02	$2.06	$1.41

Weighted average common shares outstanding—basic	35,844	35,652	35,396
Weighted average common shares outstanding—diluted	36,031	35,909	35,781

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022	2021
Net income	$72,878	$74,051	$50,331
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	7,823	(18,674)	(3,457)
Pension liability adjustments, net of tax (2)	148	(469)	2,832
Total other comprehensive income (loss)	7,971	(19,143)	(625)
Total comprehensive income	$80,849	$54,908	$49,706

(1) The tax effect on this component of comprehensive income (loss) was nominal in 2023, 2022 and 2021.

(2) The tax effect on this component of comprehensive income (loss) was $156, $(401) and $920 in 2023, 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

	Common Shares		Additional Paid-In	Retained Earning	Accumulated Other Comprehensive
	# of Shares	Amount	Capital	(Deficit)	Loss	Total
Balance at December 31, 2020	35,163	$423,856	$58,992	$6,202	$(12,241)	$476,809
Net income	—	—	—	50,331	—	50,331
Common shares issued under stock plans	660	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(222)	—	(30,830)	—	—	(30,830)
Repurchases of common shares	—	—	—	—	—	—
Share-based compensation	—	—	25,606	—	—	25,606
Other comprehensive income (loss), net of tax	—	—	—	—	(625)	(625)
Balance at December 31, 2021	35,601	423,856	53,768	56,533	(12,866)	521,291
Net income	—	—	—	74,051	—	74,051
Common shares issued under stock plans	276	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(82)	—	(11,721)	—	—	(11,721)
Repurchases of common shares	(84)	—	(10,000)	—	—	(10,000)
Share-based compensation	—	—	23,108	—	—	23,108
Other comprehensive income (loss), net of tax	—	—	—	—	(19,143)	(19,143)
Balance at December 31, 2022	35,711	423,856	55,155	130,584	(32,009)	577,586
Net income	—	—	—	72,878	—	72,878
Common shares issued under stock plans	173	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(70)	—	(10,563)	—	—	(10,563)
Repurchases of common shares	—	—	—	—	—	—
Share-based compensation	—	—	25,588	—	—	25,588
Other comprehensive income (loss), net of tax	—	—	—	—	7,971	7,971
Balance at December 31, 2023	35,814	$423,856	$70,180	$203,462	$(24,038)	$673,460

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$72,878	$74,051	$50,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,612	53,158	43,394
Provision for inventory excess and obsolescence	7,491	2,988	3,627
Impairment of operating lease assets	1,853	—	—
Share-based compensation	25,588	23,108	25,606
Deferred income taxes	(14,726)	(18,654)	(3,945)
Loss (gain) on disposal of fixed assets	148	(61)	65
Contingent consideration adjustments	—	(1,443)	(99)
Inventory acquisition fair value adjustments	—	160	1,411
Write-off of unamortized deferred financing costs	—	624	—
Non-cash interest expense	1,162	1,229	1,170
Other non-cash items	397	356	74
Changes in assets and liabilities which provided/(used) cash, excluding effects from business acquisitions:
Accounts receivable	(127)	(23,246)	(25,355)
Inventories	11,366	(48,547)	(19,078)
Prepaid expenses and other current assets	709	(814)	(3,117)
Prepaid income taxes, income taxes receivable and income taxes payable	(12,349)	489	(140)
Accounts payable, accrued expenses and other current liabilities	(20,453)	30,333	24,516
Other non-current assets and liabilities	(474)	(2,952)	(3,835)
Cash provided by operating activities	120,075	90,779	94,625
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,961)	(19,643)	(19,976)
Acquisition of businesses, net of cash acquired and working capital adjustments	—	(21,565)	(284,728)
Payment of contingent consideration related to acquisition of technology assets	—	(1,470)	(2,200)
Proceeds from sale of property, plant and equipment	69	137	200
Cash used in investing activities	(19,892)	(42,541)	(306,704)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	69,941	280,000
Repayments under term loan and revolving credit facilities	(86,552)	(59,029)	(32,381)
Payments of debt issuance costs	—	(2,492)	(890)
Payments of withholding taxes from share-based awards	(10,563)	(11,721)	(30,830)
Payments of contingent considerations related to acquisitions	(81)	(46,254)	(1,836)
Repurchases of common shares	—	(10,000)	—
Purchase of building under finance lease	—	—	(8,743)
Other financing activities	(657)	(599)	(567)
Cash provided by (used in) financing activities	(97,853)	(60,154)	204,753
Effect of exchange rates on cash and cash equivalents	2,616	(5,372)	(335)
Increase (decrease) in cash and cash equivalents	4,946	(17,288)	(7,661)
Cash and cash equivalents, beginning of year	100,105	117,393	125,054
Cash and cash equivalents, end of year	$105,051	$100,105	$117,393
Supplemental disclosure of cash flow information:
Cash paid for interest	$25,302	$14,264	$6,207
Cash paid for income taxes	$36,903	$20,291	$11,304
Income tax refunds received	$612	$169	$1,557
Supplemental disclosure of non-cash investing activities:
Accruals for capital expenditures	$570	$1,681	$708
The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

1. Organization and Basis of Presentation

Novanta Inc. and its subsidiaries (collectively referred to as “Novanta”, the “Company”, “we”, “us”, “our”) is a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. Novanta combines deep proprietary technology expertise and competencies in precision medicine and manufacturing, medical solutions and robotics and automation with a proven ability to solve complex technical challenges. This enables Novanta to engineer core components and sub-systems that deliver extreme precision and performance, tailored to the customers’ demanding applications.

Basis of Presentation

The consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and in accordance with accounting principles generally accepted in the U.S., applied on a consistent basis. These consolidated financial statements include the accounts of Novanta Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated.

During the first quarter of 2023, the Company changed the names of its reportable segments from “Photonics” to “Precision Medicine and Manufacturing”, from “Vision” to “Medical Solutions”, and from “Precision Motion” to “Robotics and Automation”, respectively. The segment name changes did not result in any change to the compositions of the Company’s segments and therefore did not result in any change to historical results.

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

Accounts Receivable and Credit Losses

Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts based on the Company’s best estimate of probable credit losses. The Company is exposed to credit losses primarily through sales of its products. The Company assesses each customer’s ability to pay by conducting a credit review which includes consideration of established credit rating or an internal assessment of the customer’s creditworthiness based on an analysis of their payment history when a credit rating is not available. The Company monitors its credit exposure through active review of customer balances. The Company’s expected loss methodology for accounts receivable is developed through consideration of factors including, but not limit to, historical collection experience, current customer credit ratings, current customer financial condition, current and future economic

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

and market condition, and age of the receivables. Charges related to credit losses are included in selling, general and administrative expenses and are recorded in the period that the outstanding receivables are determined to be uncollectible. Account balances are charged off against the allowance for doubtful accounts when the Company believes it is certain that the receivable will not be recovered.

For the years ended December 31, 2023, 2022 and 2021, changes in the allowance for doubtful accounts were as follows (in thousands):

	2023	2022	2021
Balance at beginning of year	$995	$556	$274
Addition to credit loss expense	175	532	121
Credit loss resulting from acquisitions	—	—	216
Write-offs, net of recoveries of amounts previously reserved	(612)	(92)	(45)
Exchange rate changes	13	(1)	(10)
Balance at end of year	$571	$995	$556

Inventories

Inventories, which include materials and conversion costs, are stated at the lower of cost or net realizable value, using the first-in, first-out method. Cost includes the cost of purchased materials, inbound freight charges, customs duties, trade tariffs on imported materials and components, external and internal processing and applicable labor and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, storage, disposal and transportation. The Company periodically reviews inventory for potential excess or obsolescence by comparing on-hand quantities to the forecasted product demand and production requirements or trailing historical usage of each product. The Company records a charge to cost of revenue for the amount required to reduce the carrying value of inventories to their net realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, adjusted for any impairment, less accumulated depreciation. The Company uses the straight-line method to calculate the depreciation of its property, plant and equipment over their estimated useful lives. Estimated useful lives range from 10 to 40 years for buildings and building improvements, and 3 to 10 years for machinery and equipment. Leasehold improvements are depreciated over the lesser of their useful lives or the lease terms, including any renewal period options that are reasonably assured of being exercised. Repairs and maintenance costs are expensed as incurred. Certain costs to develop software for internal use are capitalized when the criteria under Accounting Standards Codification (“ASC”) 350-40, “Internal-Use Software,” are met.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

Impairment Charges

Impairment analyses of goodwill and indefinite-lived intangible assets are conducted in accordance with ASC 350, “Intangibles — Goodwill and Other.” The Company performs its goodwill impairment test annually at a reporting unit level, which is generally at least one level below a reportable segment, as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist.

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

Leases

The Company leases certain equipment and facilities. The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets are included in operating lease assets on the consolidated balance sheet. Operating lease liabilities are included in the current portion of operating lease liabilities and operating lease liabilities on the consolidated balance sheet based on the timing of future lease payments. Finance lease assets are included in property, plant and equipment. Finance lease liabilities are included in accrued expenses and other current liabilities and other liabilities on the consolidated balance sheet based on the timing of future lease payments. Leases with an initial term of twelve months or less are not recognized on the balance sheet. The Company recognizes lease expense on a straight-line basis over the lease term. Many of the Company’s lease arrangements include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area maintenance or other property management costs). The Company accounts for lease and non-lease components separately.

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

AS OF DECEMBER 31, 2023

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

The Company also grants share-based awards that vest based on specified company performance conditions, market conditions or a hybrid of specified company performance conditions and market conditions. Share-based compensation expenses for awards with specified company performance conditions are recognized ratably over their vesting periods when it is probable that the performance targets are expected to be achieved based on management’s projections. Management’s projections are revised, if necessary, in subsequent periods when underlying factors change the evaluation of the probability of achieving the performance targets as well as the estimated levels of achievement. When the estimated achievement levels are adjusted at a later date, a cumulative adjustment to the share-based compensation expense previously recognized would be recorded in the period such determination is made. Accordingly, share-based compensation expenses for awards with specified company performance conditions may differ significantly from period to period based on changes to both the probability and the level of achievement against the performance targets. Share-based compensation expenses for awards with market conditions are based on the grant-date fair value, determined using the Monte-Carlo valuation model, and are recognized on a straight-line basis from the grant date to the end of the performance period. Compensation expenses for awards with market conditions will not be affected by the number of common shares that will ultimately be issued upon vesting at the end of the performance period. Share-based compensation expenses for awards with a hybrid of specified company performance conditions and market conditions are recognized ratably over their performance period based on the fair value of the PSUs as of the grant date and the number of shares that are deemed probable of vesting at the end of the specified performance period. The probability assessment is performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the period in which such determination is made. Accordingly, share-based compensation expenses for awards with hybrid conditions may differ significantly from period to period based on changes to both the probability and the level of achievement against the performance targets.

The Company also grants stock options to certain members of the executive management team to purchase common shares of the Company at a strike price equal to the closing market price of the common shares on the date of grant. Share-based compensation expenses associated with stock options are based on the grant-date fair value, determined using the Black-Scholes option pricing model, and are recognized on a straight-line basis ratably over the respective vesting period.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statement of operations. Advertising costs were not material for 2023, 2022 and 2021.

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

AS OF DECEMBER 31, 2023

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

AS OF DECEMBER 31, 2023

Recent Accounting Pronouncements

The following table provides a brief description of recent Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to SEC’s Disclosure Update and Simplification Initiative.”

ASU 2023-06 clarifies or improves disclosure and presentation requirements of a variety of topics, which allow users to easily compare entities subject to the SEC’s existing disclosure requirements with those entities that were not previously subject to such requirements and align the requirements in the FASB Accounting Standards Codification with the SEC’s regulations.

The effective date for each amendment in ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited.

The Company is currently evaluating the impact of ASU 2023-06 on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures."

ASU 2023-07 clarifies or improves financial reporting by requiring disclosure of incremental segment information. The amendments require disclosure, on an annual and interim basis for all public entities, significant segment expenses included in segment profit or loss, an amount and description of "other segment items" included in segment profit or loss, and an explanation of how reported segment profit or loss is assessed and allocated.

		The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)-Improvements to Income Tax Disclosures."	ASU 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid.	The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted.	The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statement disclosures.

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

AS OF DECEMBER 31, 2023

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of December 31, 2023 and December 31, 2022, contract liabilities were $5.8 million and $8.4 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The decrease in the contract liability balance during the year ended December 31, 2023 is primarily due to $6.3 million of revenue recognized during the year that was included in the contract liability balance at December 31, 2022, partially offset by cash payments received in advance of satisfying performance obligations.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

Disaggregated Revenue

See Note 18 for the Company’s disaggregation of revenue by segment, geography and end market.

4. Business Combinations

2022 Acquisitions

On August 11, 2022, the Company acquired 100% of the outstanding shares of MPH Medical Devices S.R.O. ("MPH"), a Czech Republic-based manufacturer of medical consumables with plastics specialization in making medical disposable tube set products, for a total purchase price of €21.8 million ($22.4 million), net of cash acquired. The acquisition was financed with borrowings under the Company's revolving credit facility and cash available on hand. The addition of MPH has expanded the Company's capacity and capabilities in the medical disposable tube set products within the Medical Solutions reportable segment.

The acquisition of MPH has been accounted for as a business combination. The purchase price is allocated based upon a valuation of the fair values of assets acquired and liabilities assumed as of the acquisition date. The fair value of the real property were based on valuations using an income and cost approach, specifically the direct capitalization method and the replacement value approaches. These approaches are subject to key assumptions including market rent estimates, capitalization rates, local multipliers and remaining useful life. The sales comparison approach was not considered due to the limited data available on comparable properties.

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

2021 Acquisitions

On August 30, 2021, the Company acquired 100% of the outstanding shares of ATI Industrial Automation, Inc. (“ATI”), an Apex, North Carolina-based leading supplier of intelligent end-of-arm technology solutions to OEMs for advanced industrial and surgical robots for a total purchase price of $213.2 million, net of cash acquired and net working capital adjustments. The purchase price consists of $169.2 million cash paid at closing, net of cash acquired and net working capital adjustments, and $44.0 million estimated fair value of contingent consideration as of the acquisition date. The initial cash purchase price was financed with borrowings under the Company’s revolving credit facility and cash available on hand. The Company expects that the addition of ATI will complement and add intelligent technology solutions to further expand the Company’s position in mission critical robotic applications within the Robotics and Automation reportable segment.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

On August 31, 2021, the Company acquired 100% of the outstanding shares of Schneider Electric Motion USA, Inc. (“SEM”), a Marlborough, Connecticut-based manufacturer of integrated motion control solutions and electronic controls for automation equipment for a total purchase price of $114.7 million, net of cash acquired and working capital adjustments. The acquisition was financed with borrowings under the Company’s revolving credit facility. The Company expects that the addition of SEM will complement and expand the Company’s presence in life science applications and industrial automation applications within the Robotics and Automation reportable segment.

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

AS OF DECEMBER 31, 2023

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

AS OF DECEMBER 31, 2023

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

Acquisition Costs

The Company recognized acquisition costs of zero, $1.0 million and $5.0 million in the years ended December 31, 2023, 2022 and 2021, respectively, related to the acquisitions that occurred during these years, if any. These costs consisted of finders’ fees, legal, valuation and other professional or consulting fees. These amounts were included in restructuring and acquisition related costs in the consolidated statements of operations.

5. Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is defined as other changes in stockholders’ equity that do not represent transactions with stockholders or in the Company’s stock. Changes in accumulated other comprehensive loss were as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Income (Loss)	Adjustments	Adjustments
Balance at December 31, 2020	$(12,241)	$(2,296)	$(9,945)
Other comprehensive income (loss)	(1,584)	(3,457)	1,873
Amounts reclassified from accumulated other comprehensive loss (1)	959	—	959
Balance at December 31, 2021	(12,866)	(5,753)	(7,113)
Other comprehensive income (loss)	(19,555)	(18,674)	(881)
Amounts reclassified from accumulated other comprehensive loss (1)	412	—	412
Balance at December 31, 2022	(32,009)	(24,427)	(7,582)
Other comprehensive income (loss)	6,951	7,823	(872)
Amounts reclassified from accumulated other comprehensive loss (1)	1,020	—	1,020
Balance at December 31, 2023	$(24,038)	$(16,604)	$(7,434)
(1)
The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

6. Goodwill, Intangible Assets and Impairment Charges

Goodwill

The following table summarizes changes in goodwill during the year ended December 31, 2023 (in thousands):

Amount
Balance at beginning of year	$478,897
Effect of foreign exchange rate changes	5,610
Balance at end of year	$484,507

Goodwill by reportable segment as of December 31, 2023 was as follows (in thousands):

	Reportable Segment
	Precision Medicine and Manufacturing	Medical Solutions	Robotics and Automation	Total
Goodwill	$211,380	$169,738	$254,618	$635,736
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$108,919	$138,016	$237,572	$484,507

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

Goodwill by reportable segment as of December 31, 2022 was as follows (in thousands):

	Reportable Segment
	Precision Medicine and Manufacturing	Medical Solutions	Robotics and Automation	Total
Goodwill	$208,387	$167,891	$253,848	$630,126
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$105,926	$136,169	$236,802	$478,897

Intangible Assets

Intangible assets as of December 31, 2023 and 2022, respectively, are summarized as follows (dollar amounts in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and developed technologies	$187,092	$(146,342)	$40,750	9.6
Customer relationships	225,183	(142,478)	82,705	14.4
Trademarks and trade names	23,628	(15,088)	8,540	9.5
Amortizable intangible assets	435,903	(303,908)	131,995	12.6
Non-amortizable intangible assets:
Trade names	13,027	—	13,027
Total	$448,930	$(303,908)	$145,022

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and developed technologies	$184,589	$(132,350)	$52,239	10.1
Customer relationships	222,173	(121,527)	100,646	15.0
Trademarks and trade names	23,311	(13,457)	9,854	10.0
Amortizable intangible assets	430,073	(267,334)	162,739	13.2
Non-amortizable intangible assets:
Trade names	13,027	—	13,027
Total	$443,100	$(267,334)	$175,766

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

	Year Ended December 31,
	2023	2022	2021
Amortization expense – cost of revenue	$12,150	$13,270	$13,288
Amortization expense – operating expenses	20,445	26,338	16,577
Total amortization expense	$32,595	$39,608	$29,865

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

Estimated future amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2024	$9,961	$17,297	$27,258
2025	8,428	14,632	23,060
2026	7,035	12,452	19,487
2027	4,266	10,041	14,307
2028	3,388	8,310	11,698
Thereafter	7,672	28,513	36,185
Total	$40,750	$91,245	$131,995

Impairment Charges

The Company did not have any goodwill or indefinite-lived intangible asset impairment charges during 2023, 2022, or 2021.

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

Contingent Considerations

On July 31, 2019, the Company acquired ARGES GmbH (“ARGES”). Under the purchase and sale agreement for the ARGES acquisition, the former owner of ARGES is eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from August 2019 through December 2026. The undiscounted range of possible contingent consideration is zero to €10.0 million ($11.1 million). If the revenue targets are achieved, the contingent consideration would be payable annually with the first payment due in the first quarter of 2021. The estimated fair value of the contingent consideration of €7.1 million ($7.9 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition and related costs until the liability is fully settled. During 2020, the fair value of the contingent consideration was adjusted to €4.1 million ($5.1 million). The Company made the first installment payment of €0.4 million ($0.4 million) in March 2021 and adjusted the fair value of the contingent consideration to €3.3 million ($3.8 million) as of December 31, 2021. The Company made the second installment payment of €0.3 million ($0.4 million) in March 2022. Based on the revenue performance and revenue projections as of December 31, 2022, the fair value of the remaining

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

contingent consideration was adjusted to €0.4 million ($0.4 million). The Company made the third installment payment of €0.1 million ($0.1 million) in July 2023. Based on the revenue performance and revenue projections as of December 31, 2023, the Company did not make any further adjustments to the fair value of the remaining contingent consideration during the year ended December 31, 2023. The installment payments have been reported as cash outflows from financing activities in the consolidated statement of cash flows for the respective periods.

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Fair Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents	$1,392	$1,392	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	379	—	379	—
	$1,771	$1,392	$379	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$48	$—	$—	$48
Foreign currency forward contracts	312	—	312	—
Other liabilities:
Contingent considerations - Long-term	311	—	—	311
	$671	$—	$312	$359

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

During the years ended December 31, 2023 and 2022, there were no transfers between fair value levels.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

Changes in the fair value of Level 3 contingent considerations for the year ended December 31, 2023 were as follows (in thousands):

Contingent Considerations
Balance at December 31, 2022	$425
Payments	(81)
Effect of foreign exchange rates	15
Balance at December 31, 2023	$359

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

As of December 31, 2023, the notional amount and fair value of the Company’s foreign currency forward contracts was $172.3 million and a net gain of $0.1 million, respectively. As of December 31, 2022, the notional amount and fair value of the Company’s foreign currency forward contracts was $117.1 million and a net loss of less than $0.1 million, respectively.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized aggregate net gain of $2.5 million, net loss of $(2.4) million, and net gain of $1.3 million, respectively, from the settlement of foreign currency forward contracts, which were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

9. Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year.

For diluted earnings per common share, the denominator includes the dilutive effect of outstanding common share equivalents. The dilutive effects of outstanding common share equivalents, including outstanding restricted stock units, stock options and performance-based restricted stock units, are determined using the treasury stock method. Performance-based restricted stock units are considered contingently issuable shares, the vesting of which may be based on achievement of specified company performance conditions (“attainment-based PSUs”), certain market conditions (“market-based PSUs”) or a hybrid of specified company performance conditions and market conditions (“hybrid PSUs”). The dilutive effects of market-based PSUs are included in the weighted average common share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period, assuming the end of the reporting period is also the end of the performance period. The dilutive effects of attainment-based and hybrid PSUs are included in the weighted average common share calculation based on the cumulative achievement against the performance targets only when the performance targets have been achieved as of the end of the reporting period.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerators:
Net income	$72,878	$74,051	$50,331

Denominators:
Weighted average common shares outstanding— basic	35,844	35,652	35,396
Dilutive potential common shares	187	257	385
Weighted average common shares outstanding— diluted	36,031	35,909	35,781
Antidilutive potential common shares excluded from above	99	91	13

Earnings per Common Share:
Basic	$2.03	$2.08	$1.42
Diluted	$2.02	$2.06	$1.41

For the year ended December 31, 2023, 104 thousand shares of attainment-based and hybrid PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of December 31, 2023.

For the year ended December 31, 2022, 99 thousand shares of attainment-based PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved of December 31, 2022.

For the year ended December 31, 2021, 82 thousand shares of attainment-based PSUs granted to certain members of the executive management team and 213 thousand shares of attainment-based restricted stock issued to Laser Quantum former non-controlling interest shareholders were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of December 31, 2021.

10. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the dates indicated (in thousands):

Inventories

	December 31,
	2023	2022
Raw materials	$104,643	$118,292
Work-in-process	21,010	23,328
Finished goods	23,311	25,738
Demo and consigned inventory	407	639
Total inventories	$149,371	$167,997

Property, Plant and Equipment, Net

	December 31,
	2023	2022
Cost:
Land, buildings and improvements	$95,020	$86,026
Machinery and equipment	117,487	110,212
Total cost	212,507	196,238
Accumulated depreciation	(103,058)	(93,052)
Property, plant and equipment, net	$109,449	$103,186

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

The following table summarizes depreciation expense on property, plant and equipment, including demo units and assets under finance leases (in thousands):

	Year Ended December 31,
	2023	2022	2021
Depreciation expense	$14,017	$13,550	$13,529

Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of the dates indicated (in thousands):

	December 31,
	2023	2022
Accrued compensation and benefits	$32,703	$35,501
Finance lease obligations	718	668
Contract liabilities, current portion	5,553	8,128
Accrued warranty	5,292	5,127
Other	16,790	13,620
Total	$61,056	$63,044

Accrued Warranty

The following table summarizes changes in accrued warranty for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$5,127	$4,783	$4,919
Provision charged to cost of revenue	2,445	3,071	1,410
Warranty liabilities acquired from acquisitions	—	—	874
Use of provision	(2,338)	(2,615)	(2,326)
Foreign currency exchange rate changes	58	(112)	(94)
Balance at end of year	$5,292	$5,127	$4,783

Other Long-term Liabilities

The following table summarizes other long-term liabilities as of the dates indicated (in thousands):

	December 31,
	2023	2022
Finance lease obligations	$3,934	$4,652
Accrued contingent considerations and earn-outs	311	301
Other	1,687	1,132
Total	$5,932	$6,085

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

11. Debt

Debt consisted of the following (in thousands):

	December 31,
	2023	2022
Senior Credit Facilities – term loan	$4,994	$4,832
Less: unamortized debt issuance costs	(26)	(32)
Total current portion of long-term debt	4,968	4,800

Senior Credit Facilities – term loan	74,655	77,060
Senior Credit Facilities – revolving credit facility	278,404	358,413
Less: unamortized debt issuance costs	(3,655)	(4,811)
Total long-term debt	349,404	430,662

Total Senior Credit Facilities	$354,372	$435,462

Senior Credit Facilities

On December 31, 2019, the Company entered into an amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”) with existing lenders for an aggregate credit facility of $450.0 million, consisting of a $100.0 million U.S. dollar equivalent euro-denominated (approximately €90.2 million) 5-year term loan facility and a $350.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Third Amended and Restated Credit Agreement had an original maturity date of December 31, 2024.

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

The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 0.00% to 0.75% per annum, determined by reference to the Company’s consolidated leverage ratio, or (b) the Term SOFR Screen Rate, the Alternative Currency Daily Rate or the Alternative Currency Term Rate, as defined in the Third Amended and Restated Credit Agreement, plus a margin ranging between 0.75% and 1.75% per annum, determined by reference to the Company’s consolidated leverage ratio. In addition, the Company is obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.30% per annum, determined by reference to the Company’s consolidated leverage ratio.

The Third Amended and Restated Credit Agreement contains various customary representations, warranties and covenants applicable to the Company and its subsidiaries, including, among others: (i) limitations on restricted payments, including dividend payments and stock repurchases, provided that the Company and its subsidiaries may repurchase their equity interests so long as, immediately after giving effect to the repurchase, the Company’s consolidated leverage ratio is no more than 3.25:1.00, with a step up to 3.75:1.00 for four consecutive quarters following an acquisition with an aggregate consideration greater than or equal to $50.0 million, and the satisfaction of certain other customary conditions; (ii) limitations on fundamental changes involving the Company

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

and its subsidiaries; (iii) limitations on the disposition of assets; and (iv) limitations on indebtedness, investments, and liens. The Third Amended and Restated Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a minimum consolidated fixed charge coverage ratio of 1.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00. The maximum consolidated leverage ratio will increase to 4.00:1.00 for four consecutive quarters following an acquisition with an aggregate consideration greater than or equal to $50.0 million.

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

As of December 31, 2023, the outstanding principal under the Company’s term loan facility is scheduled to be repaid as follows (in thousands):

Principal Amount
2024	$4,994
2025	4,994
2026	4,994
2027	64,667
Total debt repayments	$79,649

The Company may be required to prepay outstanding loans under the Third Amended and Restated Credit Agreement with the net proceeds from certain asset dispositions and incurrence of certain debt. At the election of the Company, and so long as no default shall have occurred, the Company may reinvest all, or any portion, of the net proceeds from such asset dispositions or incurrence of debt within a year.

As of December 31, 2023, the Company had $416.6 million additional borrowing capacity available under the revolving credit facility. Excluding commitment fees under the revolving credit facility, the weighted average interest rate for the Senior Credit Facilities was approximately 6.16% as of December 31, 2023. The commitment fee rate for the unused commitments under the revolving credit facility was approximately 0.25% as of December 31, 2023.

Guarantees

The Senior Credit Facilities is guaranteed by Novanta Inc., Novanta Corporation, NDS Surgical Imaging LLC, Med X Change, LLC., Novanta Medical Technologies Corp., W.O.M. World of Medicine USA, Inc., Novanta Europe GmbH, Novanta U.K. Investments Holding Limited, Novanta Technologies U.K. Limited, ATI Industrial Automation, Inc., and ATI Industrial Mexico, LLC. (collectively, “Guarantors”). Each Guarantor, jointly and severally, unconditionally guarantees the due and punctual payment of the principal, interest and fees under the Senior Credit Facilities, when due and payable, whether at maturity, by required prepayment, by acceleration or otherwise. In addition, Guarantors guarantee the due and punctual payment, fees and interest on the overdue principal of the Senior Credit Facilities and the due and punctual performance of all obligations of the Company in accordance with the terms of the Third Amended and Restated Credit Agreement. Furthermore, each Guarantor, jointly and severally, unconditionally guarantees that in the event of any extension, renewal, amendment, refinancing or modification of any of the Senior Credit Facilities, amounts due will be promptly paid in full when due in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

The maximum potential amount of future payments that the Guarantors could be required to make under the Guarantee is the principal amount of the Senior Credit Facilities plus all accrued and unpaid interest thereon. However, as of December 31, 2023, the Guarantors were not expected to be required to perform under the Guarantee.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc. The Third Amended and Restated Credit Agreement also contains customary events of default.

Deferred Financing Costs

In connection with the execution of the Fifth Amendment, the Company capitalized an additional $2.5 million of deferred financing costs and recorded a $0.6 million loss from the write-off of a portion of the unamortized deferred financing costs previously capitalized in connection with the Senior Credit Facilities. The Company allocated the deferred financing costs between the term loan and the revolving credit facility based on the maximum borrowing capacity and amortizes the costs on a straight-line basis over the term of the Senior Credit Facilities. Non-cash interest expense related to the amortization of the deferred financing costs was $1.2 million, $1.2 million and $1.2 million in 2023, 2022 and 2021, respectively. Unamortized deferred financing costs are presented as a reduction to the debt balances on the consolidated balance sheets.

Fair Value of Debt

As of December 31, 2023 and 2022, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

12. Leases

Most leases held by the Company expire between 2024 and 2036. In the U.K., where longer lease terms are more common, the Company has a land lease that extends through 2078. Certain leases include terms such as one or more options to renew, with renewal terms that can extend the lease term from one to 10 years, and options to terminate the leases within one year. The exercise of lease renewal or termination option is at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s right-of-use assets and operating lease liabilities as they are not reasonably certain of being exercised. The Company regularly evaluates the renewal options and includes the renewal periods in the lease term when they are reasonably certain of being exercised. The depreciable life of right-of-use assets and leasehold improvements is limited to the expected lease terms.

The following table summarizes the components of lease costs included in the statements of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$10,475	$10,387	$8,533
Finance lease cost
Amortization of right-of-use assets	602	602	602
Interest on lease liabilities	274	308	340
Variable lease cost	1,007	1,145	1,074
Total lease cost	$12,358	$12,442	$10,549

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

The following table provides the details of balance sheet information related to leases as of the dates indicated (in thousands, except lease term and discount rate):

	December 31,
	2023	2022
Operating leases:
Operating lease right-of-use assets	$38,302	$43,317

Current portion of operating lease liabilities	$8,189	$7,793
Operating lease liabilities	37,345	40,808
Total operating lease liabilities	$45,534	$48,601

Finance leases:
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(6,272)	(5,670)
Finance lease assets included in property, plant and equipment, net	$3,310	$3,912

Accrued expenses and other current liabilities	$718	$668
Other liabilities	3,934	4,652
Total finance lease liabilities	$4,652	$5,320

Weighted-average remaining lease term (in years):
Operating leases	7.6	8.2
Finance leases	5.5	6.5
Weighted-average discount rate:
Operating leases	4.84%	4.64%
Finance leases	5.54%	5.54%

The following table provides the details of cash flow information related to leases for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in lease liabilities:
Operating cash flows from finance leases	$274	$308	$340
Operating cash flows from operating leases	$7,826	$7,876	$7,818
Financing cash flows from finance leases	$657	$599	$9,310
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,046	$4,757	$22,574
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-	$-

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

Future minimum lease payments under operating and finance leases expiring subsequent to December 31, 2023, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2024	$9,671	$954
2025	9,647	954
2026	8,105	979
2027	7,135	1,003
2028	4,530	1,003
Thereafter	16,783	501
Total minimum lease payments	55,871	5,394
Less: interest	(10,337)	(742)
Present value of lease liabilities	$45,534	$4,652

13. Stockholders’ Equity and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of December 31, 2023, no preferred shares had been issued and outstanding.

Common Shares

The Company has an unlimited number of no-par value common shares authorized for issuance. Holders of common shares are entitled to one vote per share. Holders of common shares are entitled to receive dividends, if and when declared by the Board of Directors, and to share ratably in the Company’s assets legally available for distribution to shareholders in the event of liquidation. Holders of common shares have no redemption or conversion rights.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

In February 2020, the Company’s Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of common shares. During 2022, the Company repurchased 4 thousand shares for an aggregate purchase price of $0.5 million at an average price of $116.95 under the 2020 Repurchase Plan. No shares were repurchased during the year ended December 31, 2023. As of December 31, 2023, the Company had $49.5 million available for future share repurchases under the 2020 Repurchase Plan.

Amended and Restated 2010 Incentive Plan

In November 2010, the Company’s shareholders approved the 2010 Incentive Award Plan under which the Company may grant share-based compensation awards to employees, consultants and directors. In May 2021, the Company’s shareholders approved an amended and restated 2010 Incentive Award Plan (as amended, the “Amended and Restated 2010 Incentive Plan”). The maximum number of shares which can be issued pursuant to the Amended and Restated 2010 Incentive Plan is 6,148,613, subject to adjustment as set forth in the Amended and Restated 2010 Incentive Plan. The Amended and Restated 2010 Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, deferred stock units, dividend equivalents, performance awards and stock payments (collectively referred to as “Awards”). The Amended and Restated 2010 Incentive Plan provides for specific limits on the number of shares with respect to Awards that may be granted to any one person during any calendar year and the amount of cash that can be paid with respect to Awards to any one person during any calendar year. The Amended and Restated 2010 Incentive Plan will expire and no further Awards may be granted after May 13, 2031. As of December 31, 2023, there were 1,900,581 shares available for future Awards under the Amended and Restated 2010 Incentive Plan.

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

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in operating income (in thousands):

	Year Ended December 31,
	2023	2022	2021
Selling, general and administrative	$21,963	$18,182	$17,255
Research and development and engineering	2,031	2,414	2,294
Cost of revenue	1,594	2,512	3,008
Restructuring and acquisition related costs	—	—	3,049
Total share-based compensation expense	$25,588	$23,108	$25,606

The expense recorded during each of the three years ended December 31, 2023, 2022 and 2021 included $1.2 million, $1.1 million and $1.1 million, respectively, related to restricted stock units (“RSUs”) and deferred stock units (“DSUs”) granted to the members of the Company’s Board of Directors.

As of December 31, 2023, the Company’s outstanding equity awards for which compensation expense will be recognized in the future consisted of time-based RSUs, performance stock units (“PSUs”) and stock options granted under the Amended and Restated 2010 Incentive Plan. The Company expects to record an aggregate share-based compensation expense of $34.1 million, net of estimated forfeitures, over a weighted average period of 1.10 years subsequent to December 31, 2023, for all outstanding Awards as of December 31, 2023.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

Restricted Stock Units and Deferred Stock Units

The Company’s RSUs have generally been issued to employees with vesting periods ranging from zero to five years and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and actual experience.

DSUs are granted to the members of the Company’s Board of Directors. The compensation expense associated with the DSUs is recognized in full on the respective date of grant, as DSUs are fully vested and non-forfeitable upon grant. Outstanding DSUs are converted into common shares upon Board members' resignation or retirement from the Board. There were 41 thousand and 38 thousand DSUs outstanding as of December 31, 2023 and December 31, 2022, respectively, which were included in the calculation of weighted average basic shares outstanding for the respective period.

The table below summarizes activities during 2023 relating to restricted and deferred stock units issued and outstanding under the Amended and Restated 2010 Incentive Plan:

	Restricted and Deferred Stock Units (In thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (In years)	Aggregate Intrinsic Value (1) (In thousands)
Unvested at December 31, 2022	238	$128.26
Granted	102	$156.43
Vested	(109)	$122.72
Forfeited	(25)	$139.97
Unvested at December 31, 2023	206	$143.97	1.01 years	$34,714
Expected to vest as of December 31, 2023	190	$143.47	1.01 years	$31,919
(1)
The aggregate intrinsic value is calculated based on the fair value of $168.41 per common share as of December 31, 2023 due to the fact that the restricted and deferred stock units carry a $0 purchase price.

The total fair value of restricted stock units and deferred stock units that vested in 2023, based on the market price of the underlying shares as of the date of vesting, was $16.9 million.

Performance Stock Units

The Company typically grants PSUs that are based on the Company's financial metrics, market conditions, or a hybrid of company financial metrics and market conditions. These PSUs generally cliff vest on the first day following the end of the specified performance period.

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

The number of common shares to be issued upon settlement following vesting of hybrid PSUs is determined based on the Company's financial metrics achieved over the specified performance period against the targets established by the Company's Board of Directors at the time of grant with a market condition multiplier and will be in the range of zero to 260% of the target number of shares.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

The table below summarizes activities during 2023 relating to performance-based restricted stock units issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan:

	Performance Stock Units (2) (In thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (In years)	Aggregate Intrinsic Value (3) (In thousands)
Unvested at December 31, 2022	216	$144.16
Granted	57	$179.15
Performance adjustments(1)	20	$122.24
Vested	(70)	$116.56
Forfeited	(18)	$169.63
Unvested at December 31, 2023	205	$160.24	1.45 years	$34,541
Expected to vest as of December 31, 2023	236	$161.43	1.45 years	$39,690
(1)
The amount shown represents performance adjustments related to the performance-based awards granted on February 20, 2020. These performance-based awards vested at a blended payout of 142% during the year ended December 31, 2023 based on the achievement of cumulative Non-GAAP EPS and applicable relative TSR performance conditions, respectively, over the performance period of fiscal years 2020 through 2022.
(2)
The unvested PSUs are shown in this table at target. The number of shares vested reflects the number of shares earned and issued during the year. As of December 31, 2023, the maximum number of PSUs available to be earned was approximately 367 thousand.
(3)
The aggregate intrinsic value is calculated based on the fair value of $168.41 per common share as of December 31, 2023 due to the fact that the performance stock units carry a $0 purchase price.

The total fair value of PSUs that vested in 2023, based on the market price of the underlying shares on the date of vesting, was $9.9 million.

The grant-date fair value of the hybrid PSUs granted during the year ended December 31, 2023 was estimated using the Monte-Carlo valuation model with the following assumptions:

Year Ended
December 31, 2023
Grant-date stock price	$156.72
Expected volatility	35.89%
Risk-free interest rate	4.44%
Expected annual dividend yield	—
Weighted average fair value	$181.45

Stock Options

In February 2023, the Company granted 48 thousand stock options to certain members of the executive management team to purchase common shares of the Company at an exercise price equal to the closing market price of the Company’s common shares on the date of grant. The stock options vest ratably over a three-year period from the date of grant and expire on the seventh anniversary of the date of grant.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

The following table shows stock options that were outstanding and exercisable as of December 31, 2023 and the related weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value:

	Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1) (In thousands)
Outstanding as of December 31, 2022	84	$72.18
Granted	48	$156.72
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of December 31, 2023	132	$102.86	4.55 years	$8,636
Exercisable as of December 31, 2023	57	$42.49	2.92 years	$7,209
Expected to vest as of December 31, 2023	75	$149.25	5.80 years	$1,428
(1)
The aggregate intrinsic value is calculated as the difference between the closing market price of $168.41 per common share as of December 31, 2023 and the exercise price of the stock options.

The aggregate Black-Scholes fair value of $3.0 million for the stock options granted during 2023 was estimated using the following assumptions as of the grant date:

Year Ended December 31, 2023
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
14. Employee Benefit Plans

Defined Contribution Plans

The Company has defined contribution employee retirement savings plans in the U.S., the U.K. and Japan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. The Company’s matching contributions to the plans were $6.8 million, $5.9 million and $4.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

AS OF DECEMBER 31, 2023

The net periodic pension cost is included in other income (expense) in the consolidated statements of operations and consisted of the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
Components of the net periodic pension cost:
Interest cost	$1,185	$669	$554
Expected return on plan assets	(1,440)	(1,286)	(1,120)
Amortization of actuarial losses	990	380	928
Amortization of prior service cost	30	32	31
Net periodic pension cost	$765	$(205)	$393

The actuarial assumptions used to compute the net periodic pension cost for the years ended December 31, 2023, 2022 and 2021, respectively, were as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted-average discount rate	4.8%	1.8%	1.2%
Weighted-average long-term rate of return on plan assets	5.3%	3.2%	2.5%

The actuarial assumptions used to compute the benefit obligations as of December 31, 2023 and 2022, respectively, were as follows:

	December 31,
	2023	2022
Weighted-average discount rate	4.5%	4.8%
Rate of inflation	2.8%	2.7%

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

The following table provides a reconciliation of benefit obligations and plan assets of the U.K. Plan (in thousands):

	December 31,
	2023	2022
Change in benefit obligation:
Projected benefit obligation at beginning of year	$24,597	$41,398
Interest cost	1,185	669
Actuarial (gains) losses (1)	445	(12,135)
Benefits paid	(1,257)	(1,191)
Prior service cost	—	—
Foreign currency exchange rate changes	1,289	(4,144)
Projected benefit obligation at end of year	$26,259	$24,597
Accumulated benefit obligation at end of year	$26,259	$24,597
Change in plan assets:
Fair value of plan assets at beginning of year	$26,609	$44,187
Actual return on plan assets	1,575	(12,927)
Employer contributions	1,007	971
Benefits paid	(1,257)	(1,191)
Foreign currency exchange rate changes	1,417	(4,431)
Fair value of plan assets at end of year	$29,351	$26,609
Funded status at end of year	$3,092	$2,012
Amounts included in accumulated other comprehensive loss not yet recognized in net periodic pension cost:
Net actuarial losses at beginning of year	$(8,076)	$(7,206)
Net actuarial gains (losses) during the year	(310)	(2,078)
Prior service cost arising during the year	-	-
Amounts reclassified from accumulated other comprehensive loss to income before income taxes	1,020	412
Foreign currency exchange rate changes	(406)	796
Net actuarial losses	$(7,772)	$(8,076)
(1)
Actuarial (gains)/losses in the U.K. Plan for the years ended December 31, 2023 and 2022, respectively, primarily resulted from changes in the discount rate assumptions.

The funded status of the U.K. Plan was included in other long term assets on the accompanying consolidated balance sheet as of December 31, 2023 and December 31, 2022, respectively.

The following table reflects the total expected benefit payments to plan participants for each of the next five years and the following five years in aggregate and have been estimated based on the same assumptions used to measure the Company’s benefit obligations as of December 31, 2023 (in thousands):

Amount
2024	$1,363
2025	1,365
2026	1,568
2027	1,661
2028	1,723
2029-2033	9,436
Total	$17,116

In the U.K., defined benefit pension plan funding valuations are conducted every three years to determine the future level of contributions. Based on the results of the most recent valuation as of January 1, 2021, the Company is scheduled to make a required

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

funding contribution of approximately $0.3 million in 2024. Future annual funding contributions will be determined in the next statutory funding valuation to be completed in 2024.

Fair Value of Plan Assets

The trustee of the U.K. Plan has the fiduciary responsibilities to manage the plan assets in consultation with the Company. The overall objective is to invest plan assets in a portfolio of diversified assets, primarily through the use of institutional collective funds. The current approach is a balanced growth strategy that combines investments in growth assets (such as equities and credit) with investments in debt instruments that match a portion of the expected future benefit payments. This approach will gradually shift to a strategy that is progressively more focused on matching the benefit payments based on a series of de-risking triggers that are based on the funding level. As these triggers are hit, the assets will shift from growth assets into fixed income investments leading to an increasingly low risk approach.

The following table summarizes the fair values of Plan assets by asset category as of December 31, 2023 (in thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Not Subject to Leveling
Mutual Funds:
Balanced (1)	$18,978	$—	$—	$—	$18,978
Fixed income (2)	10,129	—	—	—	10,129
Cash	244	244	—	—	—
Total	$29,351	$244	$—	$—	$29,107
(1)
This class comprises a diversified portfolio of global investments which seeks growth from equities and credit assets. It is allocated on a weighted average basis as follows: equities (11%), bonds (64%) and other assets (25%).
(2)
This class comprises a diversified portfolio of global investments which seeks fixed income growth and is allocated on a weighted average basis as follows: bonds (95%) and other assets (5%).

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
(1)
This class comprises a diversified portfolio of global investments which is allocated on a weighted average basis as follows: equities (12%), bonds (67%), other assets (20%) and cash (1%).
(2)
This class comprises a diversified portfolio of global investments which seeks fixed income growth and is allocated on a weighted average basis as follows: bonds (78%), other assets (13%) and cash (9%).

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

15. Income Taxes

Components of the Company’s income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income (loss) before income taxes:
Canada	$(6,490)	$(4,946)	$(1,371)
U.S.	38,992	28,365	19,168
Other	51,246	63,740	38,375
Total	$83,748	$87,159	$56,172

Components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Canada	$59	$65	$95
U.S.	14,424	17,205	205
Other	11,113	14,492	9,486
	25,596	31,762	9,786
Deferred
Canada	—	—	493
U.S.	(12,224)	(15,370)	(2,133)
Other	(2,502)	(3,284)	(2,305)
	(14,726)	(18,654)	(3,945)
Total	$10,870	$13,108	$5,841

The Company is incorporated in Canada and therefore uses the Canadian statutory rate for income tax disclosure. The reconciliation of the statutory Canadian tax rate to the effective tax rate related to income before income taxes is as follows (in thousands, except percentage data):

	Year Ended December 31,
	2023	2022	2021
Statutory Canadian tax rate	29.00%	29.00%	29.00%
Expected income tax provision at Canadian statutory tax rate	$24,287	$25,276	$16,291
International tax rate differences	(4,804)	(6,289)	(3,621)
U.S. state income taxes, net	860	3	(249)
Withholding and other taxes	300	789	429
Transaction costs and permanent differences	423	140	1,169
Disallowed compensation	2,571	2,138	1,111
Foreign-derived intangible income	(4,500)	(4,467)	(1,211)
Tax credits	(3,602)	(2,256)	(1,408)
Statutory tax rate changes	165	—	489
Uncertain tax positions	90	(168)	(472)
Change in valuation allowance	2,068	2,048	918
Acquisition contingent consideration adjustments	—	(698)	87
Provision to return differences	(1,056)	(19)	33
Windfall benefit from share-based compensation	(1,685)	(254)	(5,131)
U.K. patent box	(4,247)	(3,135)	(2,594)
Reported income tax provision	$10,870	$13,108	$5,841
Effective tax rate	13.0%	15.0%	10.4%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items and operating loss and tax credit carryforwards for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Losses	$11,274	$9,954
Operating lease liabilities	10,194	11,117
Compensation related deductions	8,457	9,010
Inventories	12,497	9,368
Tax credits	3,222	2,624
Capitalized R&D	25,238	13,623
Warranty	964	836
Other	724	284
Total deferred tax assets	72,570	56,816
Valuation allowance on deferred tax assets	(16,674)	(14,568)
Net deferred tax assets	$55,896	$42,248
Deferred tax liabilities:
Depreciation	$(5,389)	$(4,049)
Amortization	(24,436)	(26,746)
Operating lease right-of-use assets	(9,198)	(10,477)
Deferred revenue	(5,316)	$(3,057)
Total deferred tax liabilities	$(44,339)	$(44,329)
Net deferred tax assets (liabilities)	$11,557	$(2,081)

In determining its income tax provisions, the Company calculated deferred tax assets and liabilities for each separate jurisdiction. The Company then considered a number of factors, including positive and negative evidence related to the realization of its deferred tax assets, to determine whether a valuation allowance should be recognized with respect to its deferred tax assets.

The Company began to capitalize research and development (“R&D”) expenditures in 2022 in accordance with the Tax Cuts and Jobs Act of 2017 (“TCJA”) which requires that R&D expenditures be capitalized and amortized for income tax purposes over five years for domestic research and fifteen years for foreign research, rather than being deducted as incurred. This has the effect of increasing the Company’s cash taxes and deferred tax assets. In 2023 the Company’s deferred tax assets related to capitalized R&D expenditures increased $11.6 million, which also creates an effective tax rate benefit of 2.4% by increasing the Company's Foreign Derived Intangible Income deduction.

In 2023, the Company recorded an additional $2.1 million valuation allowance. In 2022, the Company recorded an additional $2.0 million valuation allowance. In 2021, the Company recorded an additional $0.9 million valuation allowance.

As of December 31, 2023, the Company had valuation allowances on Canada net Operating and capital loss carryforwards, U.K. capital loss carryforwards, certain U.S. state net operating losses, and state and foreign tax credits that the Company has determined that it is not more likely than not that they will be realized. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company continuously reassesses the possibility of releasing the valuation allowance currently in place on its deferred tax assets.

As of December 31, 2023, the Company had net operating loss carryforwards of $5.7 million (tax effected). Of this amount, approximately $5.2 million relates to Canada and begins to expire starting in 2033 and had a full valuation allowance. The remaining $0.5 million relates to various U.S. jurisdictions, which will begin to expire in 2024 through 2043. In addition, the Company had capital loss carryforwards of $5.6 million, which can be carried forward indefinitely and had a full valuation allowance. Of this amount, approximately $4.9 million related to Canada and the remaining $0.7 million relates to the U.K, respectively.

As of December 31, 2022, the Company had net operating loss carryforwards of $4.4 million (tax effected). Of this amount, approximately $3.9 million relates to Canada and begins to expire starting in 2033 and had a full valuation allowance. The

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

remainder $0.5 million relates to various U.S. and other foreign jurisdictions, of which $0.1 million can be carried forward indefinitely and the remaining $0.4 million will begin to expire in 2023 through 2036. In addition, the Company had capital loss carryforwards of $5.6 million, which can be carried forward indefinitely and had a full valuation allowance. Of this amount, approximately $4.9 million related to Canada and the remaining $0.7 million related to U.K.

As of December 31, 2023, the Company had tax credit carryforwards of approximately $3.7 million. Approximately $3.0 million relates to the U.S. and other immaterial foreign jurisdictions that will expire through 2039, and $0.7 million tax credit carryforwards relate to Canada that can be carried forward indefinitely. The Company had a $2.9 million valuation allowance on the tax credit carryforwards.

As of December 31, 2022, the Company had tax credit carryforwards of approximately $3.0 million. Approximately $2.3 million relates to the U.S. and other immaterial foreign jurisdictions that will expire through 2038 and $0.7 million tax credit carryforwards relates to Canada that can be carried forward indefinitely. The Company had a $2.5 million valuation allowance on the tax credit carryforwards.

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in nature. This amount becomes taxable upon a repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. The amount of undistributed earnings of foreign subsidiaries totaled $405.8 million as of December 31, 2023. The estimated unrecognized income tax and foreign withholding tax liability on these undistributed earnings is approximately $5.5 million.

As of December 31, 2023, the Company’s total amount of unrecognized tax benefits was $4.3 million, of which $3.8 million would favorably affect the effective tax rate if benefited. Over the next twelve months, the Company may need to reverse up to $0.3 million of previously recorded unrecognized tax benefits due to statute of limitations closures. The Company believes there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its consolidated results of operations, financial position or cash flows. Furthermore, the Company believes that it has adequately provided for all significant income tax uncertainties.

The reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2020	$5,258
Additions based on tax positions related to the current year	1,162
Additions for tax positions of prior years	9
Reductions to tax positions of prior years	(41)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(1,591)
Settlements with tax authorities	—
Balance at December 31, 2021	4,797
Additions based on tax positions related to the current year	553
Additions for tax positions of prior years	34
Reductions to tax positions of prior years	(563)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(572)
Settlements with tax authorities	—
Balance at December 31, 2022	4,249
Additions based on tax positions related to the current year	561
Additions for tax positions of prior years	47
Reductions to tax positions of prior years	(22)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(492)
Settlements with tax authorities	—
Balance at December 31, 2023	$4,343

The Company recognizes interest and penalties related to uncertain tax positions in income tax provision. As of December 31, 2023 and 2022, the Company had approximately $0.7 million and $0.7 million, respectively, of accrued interest and penalties related to uncertain tax positions. During the years ended December 31, 2023, 2022 and 2021, the Company recognized less than $0.1 million, $0.1 million and ($0.1) million, respectively, of expense for an increase in interest and penalties related to uncertain tax positions.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

The Company files income tax returns in Canada, the U.S., and various foreign jurisdictions. Generally, the Company is no longer subject to U.S. or foreign income tax examinations, including transfer pricing tax audits, by tax authorities for the years before 2013.

The Company’s income tax returns may be reviewed by tax authorities in the following countries for the following periods under the appropriate statute of limitations:

United States	2019 - Present
Canada	2017 - Present
United Kingdom	2021 - Present
Germany	2017 - Present
Czech Republic	2021 - Present
China	2013 - Present
Japan	2018 - Present

16. Restructuring and Acquisition Related Costs

The following table summarizes restructuring and acquisition related costs recorded in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
2022 restructuring	$8,961	$1,414	$—
2020 restructuring	2,853	2,994	8,133
2019 restructuring	—	—	208
Total restructuring related charges	$11,814	$4,408	$8,341
Acquisition and related charges	$1,000	$(24)	$9,679
Total restructuring, acquisition and related costs	$12,814	$4,384	$18,020

2022 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2022 restructuring program in the third quarter of 2022. This program was focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program was focused on cost reduction actions to improve gross margins for the overall company. During the year ended December 31, 2023, the Company recorded $9.0 million in severance, facilities related costs, and other costs in connection with the 2022 restructuring program. As of December 31, 2023, the Company had incurred cumulative costs related to this restructuring program totaling $10.4 million. The 2022 restructuring program was completed in the fourth quarter of 2023.

The following table summarizes restructuring costs associated with the 2022 restructuring program by reportable segment (in thousands):

	Year Ended December 31,		Cumulative Costs as of
	2023	2022	December 31, 2023
Precision Medicine and Manufacturing	$1,899	$1,162	$3,061
Medical Solutions	1,188	56	1,244
Robotics and Automation	5,043	196	5,239
Unallocated Corporate and Shared Services	831	—	831
Total	$8,961	$1,414	$10,375

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program was focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program was focused on cost reduction actions to improve gross margins for the overall company. During the year ended December 31, 2023, the Company recorded $2.9 million in severance, facilities related costs, and other costs in connection with the 2020 restructuring program. As of December 31, 2023, the Company had recorded an aggregate $16.7 million in severance, facilities related costs, and other costs in connection with the 2020 restructuring program. The 2020 restructuring program was completed in the fourth quarter of 2023.

The following table summarizes restructuring costs associated with the 2020 restructuring program by reportable segment (in thousands):

	Year Ended December 31,			Cumulative Costs as of
	2023	2022	2021	December 31, 2023
Precision Medicine and Manufacturing	$2,220	$2,537	$3,085	$8,582
Medical Solutions	—	217	813	2,360
Robotics and Automation	633	238	4,206	5,601
Unallocated Corporate and Shared Services	—	2	29	173
Total	$2,853	$2,994	$8,133	$16,716

Roll-forward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring charges recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility Related	Other
Balance at December 31, 2021	$2,686	$2,107	$550	$29
Restructuring charges	4,408	2,029	1,995	384
Cash payments	(3,486)	(2,198)	(931)	(357)
Non-cash write-offs and other adjustments	(1,198)	(36)	(1,162)	—
Balance at December 31, 2022	2,410	1,902	452	56
Restructuring charges	11,814	5,832	4,452	1,530
Cash payments	(8,867)	(6,675)	(1,379)	(813)
Non-cash write-offs and other adjustments (1)	(2,507)	(21)	(1,845)	(641)
Balance at December 31, 2023	$2,850	$1,038	$1,680	$132

(1) Non-cash write-offs and other adjustments included impairment of assets amounting to $2.5 million.

Acquisition and Related Charges

Acquisition and related costs incurred in connection with business combinations, primarily including finders’ fees, legal, valuation and other professional or consulting fees, totaled $1.0 million, $1.4 million, and $5.9 million during 2023, 2022, and 2021, respectively. The Company incurred legal costs of $1.9 million during 2021 related to a dispute involving a company that was acquired in 2019. Acquisition related costs/(income) recognized under earn-out agreements in connection with acquisitions totaled zero, $(1.4) million, and $1.9 million during 2023, 2022, and 2021, respectively. The acquisition related costs of $1.0 million for 2023 was reported in Unallocated Corporate and Shared Services reportable segment.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

17. Commitments and Contingencies

Purchase Commitments

As of December 31, 2023, the Company had purchase commitments primarily for inventory purchases of $127.5 million. These purchase commitments are expected to be incurred as follows: $119.7 million in 2024, $6.9 million in 2025 and $0.9 million in 2026.

Business Interruption Insurance Recoveries

The Company made an insurance claim to recover lost margin and additional costs incurred in connection with a fire at a key supplier that caused business interruption in the second half of 2022. During the year ended December 31, 2023, the Company received insurance recovery payments of $5.0 million, which have been recorded as a reduction to cost of revenue. The insurance claim was fully settled on September 29, 2023.

Legal Proceedings

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

Guarantees and Indemnifications

In the normal course of its operations, the Company executes agreements that provide for indemnification and guarantees to counterparties in transactions such as business dispositions, sale of assets, sale of products and operating leases. Additionally, the by-laws of the Company require it to indemnify certain current or former directors, officers, and employees of the Company against expenses incurred by them in connection with each proceeding in which they are involved as a result of serving or having served in certain capacities. Indemnification is not available with respect to a proceeding as to which it has been adjudicated that the person did not act in good faith in the reasonable belief that the action was in the best interests of the Company. Certain of the Company’s officers and directors are also a party to indemnification agreements with the Company. These indemnification agreements provide, among other things, that the director and officer shall be indemnified to the fullest extent permitted by applicable law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such officer or director in connection with any proceeding by reason of their relationship with the Company. In addition, the indemnification agreements provide for the advancement of expenses incurred by such director or officer in connection with any proceeding covered by the indemnification agreement, subject to the conditions set forth therein and to the extent such advancement is not prohibited by law. The indemnification agreements also set out the procedures for determining entitlement to indemnification, the requirements relating to notice and defense of claims for which indemnification is sought, the procedures for enforcement of indemnification rights, the limitations on and exclusions from indemnification, and the minimum levels of directors’ and officers’ liability insurance to be maintained by the Company.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

As of December 31, 2023, one customer represented approximately 10% of the Company's outstanding accounts receivable balance. There was no significant concentration of credit risk related to the Company's position in trade accounts receivable as of December 31, 2022. Credit risk with respect to trade accounts receivable is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographic dispersion.

Certain components and materials included in the Company’s products are currently purchased from single source suppliers. There can be no assurance that a disruption of the supply of such components and materials would not create substantial manufacturing delays and additional cost to the Company.

The Company’s operations involve a number of other risks and uncertainties including, but not limited to, the effects of general economic conditions, rapidly changing technologies, and international operations.

18. Segment Information

Reportable Segments

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company. The Company evaluates the performance of, and allocates resources to, its segments based on revenue, gross profit and operating profit. The Company’s reportable segments have been identified based on commonality and adjacency of technologies, applications and customers amongst the Company’s individual product lines. The Company determined that disclosing revenue by specific product was impracticable due to the highly customized and extensive portfolio of technologies offered to customers.

Based upon the information provided to the CODM, the Company has determined it operates in three reportable segments: Precision Medicine and Manufacturing, Medical Solutions, and Robotics and Automation. The reportable segments and their principal activities are summarized below:

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

AS OF DECEMBER 31, 2023

Reportable Segment Financial Information

Revenue, gross profit, operating income (loss), depreciation and amortization expenses, accounts receivable and inventories by reportable segments were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue
Precision Medicine and Manufacturing	$282,971	$274,674	$232,459
Medical Solutions	325,221	277,992	262,060
Robotics and Automation	273,470	308,237	212,274
Total	$881,662	$860,903	$706,793

	Year Ended December 31,
	2023	2022	2021
Gross Profit
Precision Medicine and Manufacturing	$139,060	$129,173	$107,993
Medical Solutions	135,640	108,713	100,890
Robotics and Automation	130,885	146,150	99,345
Unallocated Corporate and Shared Services	(5,688)	(5,564)	(7,900)
Total	$399,897	$378,472	$300,328

	Year Ended December 31,
	2023	2022	2021
Operating Income (Loss)
Precision Medicine and Manufacturing	$69,283	$63,760	$46,792
Medical Solutions	41,883	28,244	17,694
Robotics and Automation	48,373	60,294	52,676
Unallocated Corporate and Shared Services	(49,043)	(49,219)	(53,108)
Total	$110,496	$103,079	$64,054

	Year Ended December 31,
	2023	2022	2021
Depreciation and Amortization Expenses
Precision Medicine and Manufacturing	$10,285	$10,999	$11,600
Medical Solutions	15,941	17,402	20,812
Robotics and Automation	19,032	24,358	10,728
Unallocated Corporate and Shared Services	1,354	399	254
Total	$46,612	$53,158	$43,394

	December 31,
	2023	2022
Accounts Receivable
Precision Medicine and Manufacturing	$40,562	$42,541
Medical Solutions	60,894	53,610
Robotics and Automation	37,954	41,546
Total accounts receivable	$139,410	$137,697
Inventories
Precision Medicine and Manufacturing	$58,492	$58,630
Medical Solutions	38,440	47,511
Robotics and Automation	52,439	61,856
Total inventories	$149,371	$167,997
Total segment assets	$288,781	$305,694

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

	December 31,
	2023	2022
Total Assets
Total segment assets	$288,781	$305,694
Cash and cash equivalents	105,051	100,105
Prepaid income taxes and income taxes receivable	8,105	1,508
Prepaid expenses and other current assets	13,360	13,212
Property, plant and equipment, net	109,449	103,186
Operating lease assets	38,302	43,317
Deferred tax assets	27,862	15,113
Other assets	5,617	4,414
Intangible assets, net	145,022	175,766
Goodwill	484,507	478,897
Total	$1,226,056	$1,241,212

Geographic Information

The Company aggregates geographic revenue based on the customer location where products are shipped. Revenue from these customers is summarized as follows (in thousands, except percentage data):

	Year Ended December 31,
	2023		2022		2021
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$418,265	47.4%	$372,345	43.3%	$270,833	38.4%
Germany	128,229	14.5	133,728	15.5	101,865	14.4
Rest of Europe	137,027	15.6	137,803	16.0	138,863	19.6
China	73,444	8.3	97,178	11.3	95,045	13.4
Rest of Asia-Pacific	105,350	12.0	101,596	11.8	89,198	12.6
Other	19,347	2.2	18,253	2.1	10,989	1.6
Total	$881,662	100.0%	$860,903	100.0%	$706,793	100.0%

Long-lived assets consist of property, plant and equipment, net, and are aggregated based on the location of the assets. A summary of these long-lived assets is as follows (in thousands):

	December 31,
	2023	2022
United States	$23,899	$27,488
Germany	35,318	36,545
U.K.	28,734	18,457
Czech Republic	14,100	13,779
China	7,114	6,518
Rest of World	284	399
Total	$109,449	$103,186

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2023

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Year Ended December 31,
	2023	2022	2021
Medical	54%	49%	52%
Advanced Industrial	46%	51%	48%
Total	100%	100%	100%

The majority of the revenue from the Precision Medicine and Manufacturing and Robotics and Automation segments is generated from sales to customers in the advanced industrial market. The majority of the revenue from the Medical Solutions segment is generated from sales to customers in the medical market.

Significant Customers

During the year ended December 31, 2023, an OEM customer primarily from the Medical Solution segment accounted for approximately 10% of the Company's consolidated revenue. No customer accounted for greater than 10% of the Company's consolidated revenue during the years ended December 31, 2022 or 2021, respectively.

19. Subsequent Event

On January 2, 2024, the Company completed the acquisition of Motion Solutions Parent Corp. (“Motion Solutions”), an Irvine, California-based provider of highly engineered integrated solutions, specializing in proprietary precision motion and advanced motion control solutions, for a total purchase price of $192.2 million in cash, subject to customary closing and net working capital adjustments. The acquisition was financed with borrowings under the Company's revolving credit facility. Motion Solutions acquisition will be included in the Medical Solutions reportable segment. Information required by ASC 805-10, “Business Combinations,” is not disclosed herein as the Company is in the process of completing its purchase accounting evaluation, including purchase price allocation and other related disclosures.

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

Evaluation of Disclosure Controls and Procedures as of December 31, 2023

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making their assessment, our management utilized the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is contained in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

No officers or directors adopted, modified, and/or terminated a "Rule 10b5-1 trading agreement" or a "non-Rule 10b5-1 trading agreement," as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

The following table sets forth information with respect to the Company’s directors and executive officers as of February 28, 2024:

Name	Age	Position with Novanta	Principal Employment
Executive Officers
Matthijs Glastra	55	Chair of the Board and Chief Executive Officer of Novanta	Same
Robert Buckley	49	Chief Financial Officer of Novanta	Same
Michele Welsh	50	General Counsel and Corporate Secretary of Novanta	Same
Brian Young	55	Chief Human Resources Officer of Novanta	Same
Non-Employee Directors
Lonny J. Carpenter	62	Director Independent Lead Director Chair of the Compensation Committee Member of the Environmental, Social and Governance (“ESG”) Committee	Former Group President of Stryker Corporation, a medical technologies company
Barbara B. Hulit	57	Director Member of the ESG Committee	Former Senior Vice President of Fortive Corporation, a diversified industrial technology growth company, and President and Chief Executive Officer of Fortive’s Advanced Healthcare Solutions segment
Maxine L. Mauricio	52	Director Chair of the ESG Committee	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary of EMCOR Group, Inc., a provider of facilities construction and industrial services
Katherine A. Owen	53	Director Member of the Audit Committee	Former Vice President and Advisor to the CEO of Stryker Corporation, a medical technologies company
Thomas N. Secor	53	Director Member of the Audit Committee Member of the ESG Committee	Managing Director of Morningside Heights Capital, an investment firm
Darlene J. S. Solomon	65	Director Member of the Compensation Committee	Former Senior Vice President and Chief Technology Officer of Agilent Technologies, Inc. a global leader in the life sciences, diagnostics and applied chemical markets
Frank A. Wilson	65	Director Chair of the Audit Committee Member of the Compensation Committee	Former Chief Financial Officer and Senior Vice President of PerkinElmer, Inc., a life sciences diagnostics, discovery and analytical solutions company

The remainder of the response to this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 8, 2024 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 8, 2024 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 8, 2024 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 8, 2024 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 8, 2024 and is incorporated herein by reference.

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

2.3†

Securities Purchase Agreement, dated November 14, 2023, by and between Novanta Corporation, Motion Solutions Holdings LLC and Motion Solutions Parent Corp. including Amendment to Securities Purchase Agreement dated January 1, 2024 by and between by the parties thereto.

						*

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/2015

3.2	By-Laws of the Registrant, as amended	10-K	001-35083	3.2	03/01/2021

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/2010

3.4	Articles of Amendment of the Registrant, dated May 26, 2005	10-K	001-35083	3.4	3/1/2023

3.5	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/2010

3.6	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/2016

3.7	Articles of Amendment of the Registrant, dated April 29, 2022	10-Q	001-35083	3.6	05/10/2022

4.1	Specimen Stock Certificate	10-K	001-35083	4.1	02/28/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

4.2	Form of Indenture, between the Registrant and Wilmington Trust, National Association	S-3	333-229912	4.3	02/27/2019

4.3	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-35083	4.3	3/1/2023

10.1††	Novanta Inc. 2010 Incentive Award Plan (Amended and Restated Effective March 19, 2021), as amended	8-K	001-35083	10.1	05/17/2021

10.2††	Form of Deferred Stock Unit Award Agreement	10-K	001-35083	10.59	03/30/2011

10.3††	Form of Stock Option Grant Notice and Stock Option Agreement	10-Q	001-35083	10.2	08/02/2016

10.4††	Offer Letter, dated June 8, 2011, between GSI Group Inc. and Peter Chang	10-Q	001-35083	10.1	11/10/2011

10.5	Amended and Restated Lease, dated May 1, 2012, by and between GSI Group Inc. and 125 Middlesex Turnpike, LLC	8-K	001-35083	10.1	05/04/2012

10.6††	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement	10-Q	001-35083	10.3	08/02/2016

10.7††	Severance Agreement, dated as of August 15, 2012, between GSI Group Inc. and Peter Chang	10-Q	001-35083	10.7	11/07/2012

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

		8-K	001-35083	10.1	01/03/2020

10.9	Lease Agreement, dated as of May 31, 2013, by and between JADAK, LLC and Hancock Part Development, LLC	10-Q	001-35083	10.3	05/06/2014

10.10††	Amended and Restated Employment Agreement, dated April 21, 2017, between Novanta Inc. and Matthijs Glastra	8-K	001-35083	10.1	04/24/2017

10.11††	Amended and Restated Employment Agreement, dated April 21, 2017, between Novanta Inc. and Robert Buckley	8-K	001-35083	10.2	04/24/2017

10.12††	Employment Agreement, dated April 21, 2017, between Novanta Inc. and Brian Young	8-K	001-35083	10.3	04/24/2017

10.13††	Form of New Restricted Stock Unit Award Agreement	10-Q	001-35083	10.1	05/08/2017

10.14††	Form of New Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement	10-Q	001-35083	10.2	05/08/2017

10.15††	Form of Indemnification Agreement, by and between Novanta Inc. and certain officers and directors	10-Q	001-35083	10.2	11/01/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.16††	Form of Indemnification Agreement, by and between Novanta Corporation and certain officers and directors	10-Q	001-35083	10.3	11/01/2017

10.17	First Amendment, dated May 7, 2018, to Amended and Restated Lease (dated as of May 1, 2012) by and between Novanta Corporation and 125 Middlesex Turnpike, LLC	10-Q	001-35083	10.2	05/08/2018

10.18††	Novanta Inc. Non-Employee Director Compensation Policy	10-Q	001-35083	10.2	08/08/2023

10.19††	Form of Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	10-Q	001-35083	10.2	11/06/2018

10.20	First Amendment to Third Amended and Restated Credit Agreement, dated March 27, 2020	8-K	001-35083	10.1	03/31/2020

10.21	Second Amendment to Third Amended and Restated Credit Agreement, dated June 2, 2020	10-Q	001-35083	10.1	08/06/2020

10.22	Third Amendment to Third Amended and Restated Credit Agreement, dated September 22, 2021	10-Q	001-35083	10.1	11/09/2021

10.23	Fourth Amendment to Third Amended and Restated Credit Agreement, Dated October 5, 2021	8-K	001-35083	10.1	10/07/2021

10.24††	Form of Restricted Stock Unit Award Grant Notice and Agreement	10-Q	001-35083	10.2	05/11/2021

10.25††	Form of Operating Cash Flow Performance Stock Unit Award Grant Notice and Agreement	10-Q	001-35083	10.3	05/11/2021

10.26	Fifth Amendment to Third Amended and Restated Credit Agreement, dated March 10, 2022	8-K	001-35083	10.1	03/15/2022

10.27††	Employment Agreement, dated July 11, 2022, between Novanta Inc. and Michele Welsh	10-Q	001-35083	10.1	08/09/2022

10.28††	Form of Grant Notice and Award Agreement for Performance Stock Unit Awards with rTSR Modifier	10-Q	001-35083	10.1	05/9/2023

21.1	Subsidiaries of the Registrant					*

23.1	Consent of Independent Registered Public Accounting Firm					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

97.1	Policy for Recovery of Erroneously Awarded Compensation					*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

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

Date: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board of Directors, Chief Executive Officer	February 28, 2024
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	February 28, 2024
Robert J. Buckley

/s/ Peter L. Chang	Chief Accounting Officer and Corporate Controller	February 28, 2024
Peter L. Chang

/s/ Lonny J. Carpenter	Lead Director	February 28, 2024
Lonny J. Carpenter

/s/ Barbara B. Hulit	Director	February 28, 2024
Barbara B. Hulit

/s/ Maxine L. Mauricio	Director	February 28, 2024
Maxine L. Mauricio

/s/ Katherine A. Owen	Director	February 28, 2024
Katherine A. Owen

/s/ Thomas N. Secor	Director	February 28, 2024
Thomas N. Secor

/s/ Darlene J.S. Solomon	Director	February 28, 2024
Darlene J.S. Solomon

/s/ Frank A. Wilson	Director	February 28, 2024
Frank A. Wilson