Form 10-Q
period 2024-03-29
NOVANTA INC
filed 2024-05-07
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2024

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

As of May 1, 2024, there were 35,893,906 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	March 29,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$93,520	$105,051
Accounts receivable, net of allowance of $589 and $571, respectively	150,911	139,410
Inventories	161,371	149,371
Prepaid income taxes and income taxes receivable	7,730	8,105
Prepaid expenses and other current assets	15,284	13,360
Total current assets	428,816	415,297
Property, plant and equipment, net	113,461	109,449
Operating lease assets	44,649	38,302
Deferred tax assets	13,247	27,862
Other assets	5,473	5,617
Intangible assets, net	215,090	145,022
Goodwill	589,856	484,507
Total assets	$1,410,592	$1,226,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,847	$4,968
Accounts payable	71,401	57,195
Income taxes payable	11,125	7,767
Current portion of operating lease liabilities	9,240	8,189
Accrued expenses and other current liabilities	54,793	61,056
Total current liabilities	151,406	139,175
Long-term debt	508,858	349,404
Operating lease liabilities	42,926	37,345
Deferred tax liabilities	15,228	16,305
Income taxes payable	4,691	4,435
Other liabilities	5,768	5,932
Total liabilities	728,877	552,596
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,891 and 35,814, respectively	423,856	423,856
Additional paid-in capital	67,872	70,180
Retained earnings	218,138	203,462
Accumulated other comprehensive loss	(28,151)	(24,038)
Total stockholders' equity	681,715	673,460
Total liabilities and stockholders’ equity	$1,410,592	$1,226,056

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2024	2023
Revenue	$230,916	$219,126
Cost of revenue	130,500	121,498
Gross profit	100,416	97,628
Operating expenses:
Research and development and engineering	23,246	22,828
Selling, general and administrative	43,530	40,923
Amortization of purchased intangible assets	5,750	5,089
Restructuring, acquisition, and related costs	2,283	2,476
Total operating expenses	74,809	71,316
Operating income	25,607	26,312
Interest income (expense), net	(8,254)	(6,332)
Foreign exchange transaction gains (losses), net	(321)	(77)
Other income (expense), net	(116)	(166)
Income before income taxes	16,916	19,737
Income tax provision	2,240	1,472
Net income	$14,676	$18,265

Earnings per common share (Note 5):
Basic	$0.41	$0.51
Diluted	$0.41	$0.51

Weighted average common shares outstanding—basic	35,914	35,810
Weighted average common shares outstanding—diluted	36,127	35,999

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2024	2023
Net income	$14,676	$18,265
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(4,396)	5,230
Pension liability adjustments, net of tax (2)	283	71
Total other comprehensive income (loss)	(4,113)	5,301
Total consolidated comprehensive income	$10,563	$23,566

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

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Retained	Accumulated Other
	# of Shares	Amount	Capital	Earnings	Comprehensive Loss	Total

	Three Months Ended March 29, 2024
Balance at December 31, 2023	35,814	$423,856	$70,180	$203,462	$(24,038)	$673,460
Net income	—	—	—	14,676	—	14,676
Common shares issued under stock plans	129	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(52)	—	(8,385)	—	—	(8,385)
Share-based compensation	—	—	6,077	—	—	6,077
Other comprehensive income (loss), net of tax	—	—	—	—	(4,113)	(4,113)
Balance at March 29, 2024	35,891	$423,856	$67,872	$218,138	$(28,151)	$681,715

	Three Months Ended March 31, 2023
Balance at December 31, 2022	35,711	$423,856	$55,155	$130,584	$(32,009)	$577,586
Net income	—	—	—	18,265	—	18,265
Common shares issued under stock plans	155	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(64)	—	(9,601)	—	—	(9,601)
Share-based compensation	—	—	6,466	—	—	6,466
Other comprehensive income (loss), net of tax	—	—	—	—	5,301	5,301
Balance at March 31, 2023	35,802	$423,856	$52,020	$148,849	$(26,708)	$598,017

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$14,676	$18,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,929	11,731
Provision for inventory excess and obsolescence	1,424	2,067
Share-based compensation	6,077	6,466
Deferred income taxes	(3,711)	(3,695)
Inventory acquisition fair value adjustments	2,777	—
Other	312	520
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(4,162)	(2,920)
Inventories	(3,781)	52
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(954)	940
Accounts payable, income taxes payable, accrued expenses and other current liabilities	7,052	(22,295)
Other non-current assets and liabilities	190	(886)
Net cash provided by operating activities	32,829	10,245
Cash flows from investing activities:
Cash paid for business acquisitions, net of working capital adjustments	(191,200)	—
Purchases of property, plant and equipment	(6,415)	(3,620)
Net cash used in investing activities	(197,615)	(3,620)
Cash flows from financing activities:
Borrowings under revolving credit facilities	198,000	—
Repayments under term loan and revolving credit facilities	(35,976)	(15,309)
Payments of withholding taxes from share-based awards	(8,385)	(9,601)
Other financing activities	(176)	(156)
Net cash provided by (used in) financing activities	153,463	(25,066)
Effect of exchange rates on cash and cash equivalents	(208)	1,012
Decrease in cash and cash equivalents	(11,531)	(17,429)
Cash and cash equivalents, beginning of the period	105,051	100,105
Cash and cash equivalents, end of the period	$93,520	$82,676
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,848	$6,137
Cash paid for income taxes	$1,410	$4,371
Income tax refunds received	$557	$182

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

1. Basis of Presentation

Novanta Inc. (collectively with its subsidiaries, referred to as “Novanta”, the “Company”, “we”, “us”, “our”) is a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. Novanta combines deep proprietary technology expertise and competencies in precision medicine and manufacturing, medical solutions and robotics and automation with a proven ability to solve complex technical challenges. This enables Novanta to engineer core components and sub-systems that deliver extreme precision and performance, tailored to the customers’ demanding applications.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The interim consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, these interim consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

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

The effective date for each amendment in ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited.

The Company is currently evaluating the impact of ASU 2023-06 on its consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280) -Improvements to Reportable Segment Disclosures."

ASU 2023-07 clarifies or improves financial reporting by requiring disclosure of incremental segment information. The amendments require disclosure, on an annual and interim basis for all public entities, of significant segment expenses included in segment profit or loss, an amount and description of "other segment items" included in segment profit or loss, and an explanation of how reported segment profit or loss is assessed and allocated.

		The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) -Improvements to Income Tax Disclosures."	ASU 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid.	The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted.	The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statement disclosures.

2. Revenue

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

At the request of its customers, the Company may perform professional services, generally for the maintenance and repair of products previously sold to those customers and for engineering services. Professional services are typically short in duration and aggregate to less than 3% of the Company’s consolidated revenue. Revenue is typically recognized at a point in time when control transfers to the customer upon completion of professional services. These services generally involve a single distinct performance obligation. The consideration expected to be received in exchange for such services is normally the contractually stated amount.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of March 29, 2024 and December 31, 2023, contract liabilities were $6.7 million and $5.8 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the three months ended March 29, 2024 is primarily due to cash payments received in advance of satisfying performance obligations partially offset by $2.7 million of revenue recognized during the period that was included in the contract liability balance as of December 31, 2023.

Disaggregated Revenue

See Note 16 for the Company’s disaggregation of revenue by segment, geography and end market.

3. Business Combinations

On January 2, 2024, the Company completed the acquisition of Motion Solutions Parent Corp. (“Motion Solutions”), an Irvine, California-based provider of highly engineered integrated solutions, specializing in proprietary precision motion and advanced motion control solutions, for a total purchase price of $192.0 million in cash, net of working capital adjustments. The acquisition was financed with borrowings under the Company’s revolving credit facility. The addition of Motion Solutions enhances the Company’s product portfolio and further expands its presence in attractive medical and precision medicine spaces. Motion Solutions is included in the Medical Solutions reportable segment.

Allocation of Purchase Price

The acquisition of Motion Solutions has been accounted for as a business combination. The purchase price is allocated based upon a valuation of the fair values of assets acquired and liabilities assumed. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair values of the acquired

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The fair values of identifiable intangible assets were based on valuations using an income approach, specifically the multi-period excess earnings method for customer relationships and the relief-from-royalty method for developed technologies. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, customer attrition rates, royalty rates, discount rates, technology obsolescence curves, and EBITDA margins. The Company’s estimates and assumptions in determining the estimated fair value of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information to be obtained with regard to facts and circumstances that existed as of the acquisition date.

Based upon the Company’s preliminary valuation, the purchase price for Motion Solutions was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$776
Accounts receivable	8,515
Inventory	13,554
Property, plant and equipment	3,126
Operating lease assets	8,076
Intangible assets	80,400
Goodwill	108,791
Other assets	561
Total assets acquired	223,799
Accounts payable	5,305
Operating lease liabilities	8,514
Deferred tax liabilities	17,540
Other liabilities	464
Total liabilities assumed	31,823
Total assets acquired, net of liabilities assumed	191,976
Less: cash acquired	776
Purchase price, net of cash acquired	$191,200

The purchase price allocation is preliminary as the Company is in the process of collecting additional information.

The fair value of intangible assets for Motion Solutions is comprised of the following:

	Estimated Fair	Amortization
	Value (In thousands)	Period
Developed technologies	$34,400	7 years
Customer relationships	41,900	13 years
Backlog	4,100	1 year
Total	$80,400

The preliminary purchase price allocation resulted in $80.4 million of identifiable intangible assets and $108.8 million of goodwill. As the Motion Solutions acquisition was structured as a stock acquisition for income tax purposes, the goodwill is not deductible. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) Motion Solutions’s ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) Motion Solutions’s ability to grow the business through new product introductions; and (iii) cost improvements due to the integration of Motion Solutions’s operations into the Company’s existing infrastructure.

The operating results of Motion Solutions were included in the Company’s results of operations beginning January 2, 2024. Motion Solutions contributed revenues of $21.2 million and a loss before income taxes of $2.0 million to the Company’s operating results for the three months ended March 29, 2024. The loss before income taxes from Motion Solutions for the period from the

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

acquisition date through March 29, 2024 included amortization of inventory fair value adjustments of $2.8 million and amortization of purchased intangible assets of $2.7 million.

Unaudited Pro Forma Information

The pro forma information for all periods presented below includes the effect of business combination accounting resulting from the acquisition of Motion Solutions, including amortization of inventory fair value adjustments, amortization of intangible assets, interest expense on borrowings in connection with the acquisition, and the related tax effects, assuming that the acquisition had been consummated as of January 1, 2023. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place on January 1, 2023.

	Three Months Ended	Three Months Ended
	March 29,	March 31,
	2024	2023
Revenue	$230,916	$237,854
Net income	$17,120	$12,115

Acquisition Costs

Acquisition costs are included in restructuring and acquisition related costs in the consolidated statements of operations. Acquisition-related costs for Motion Solutions was $1.0 million for the three months ended March 29, 2024.

4. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2023	$(24,038)	$(16,604)	$(7,434)
Other comprehensive income (loss)	(4,330)	(4,396)	66
Amounts reclassified from accumulated other comprehensive loss	217	—	217
Balance at March 29, 2024	$(28,151)	$(21,000)	$(7,151)

The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

5. Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Fully vested restricted stock units and deferred stock units granted to members of the Company’s Board of Directors are included in the calculation of weighted average number of common shares outstanding.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

achievement against the performance targets only when the performance targets have been achieved as of the end of the reporting period.

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended
	March 29,	March 31,
	2024	2023
Numerators:
Net income	$14,676	$18,265

Denominators:
Weighted average common shares outstanding— basic	35,914	35,810
Dilutive common share equivalents	213	189
Weighted average common shares outstanding— diluted	36,127	35,999
Antidilutive common share equivalents excluded from above	71	113

Earnings per Common Share:
Basic	$0.41	$0.51
Diluted	$0.41	$0.51

For the three months ended March 29, 2024, 182 thousand shares of attainment-based PSUs and hybrid PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of March 29, 2024.

For the three months ended March 31, 2023, 151 thousand shares of attainment-based PSUs and hybrid PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of March 31, 2023.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

Contingent Considerations

On July 31, 2019, the Company acquired ARGES GmbH (“ARGES”). Under the purchase and sale agreement for the ARGES acquisition, the former owner of ARGES is eligible to receive contingent consideration based on the achievement of certain revenue targets by the Company from August 2019 through December 2026. The undiscounted range of possible contingent consideration is zero to €10.0 million ($11.1 million). If the revenue targets are achieved, the contingent consideration would be payable annually with the first payment due in the first quarter of 2021. The estimated fair value of the contingent consideration of €7.1 million ($7.9 million) was determined based on the Monte Carlo valuation method and was recorded as part of the purchase price as of the acquisition date. Subsequent changes in the estimated fair value of the contingent consideration liability are recorded in the consolidated statement of operations in restructuring, acquisition and related costs until the liability is fully settled. During 2020, the fair value of the contingent consideration was adjusted to €4.1 million ($5.1 million). The Company made the first installment payment of €0.4 million ($0.4 million) in March 2021 and adjusted the fair value of the contingent consideration to €3.3 million ($3.8 million) as of December 31, 2021. The Company made the second installment payment of €0.3 million ($0.4 million) in March 2022. Based on the revenue performance and revenue projections as of December 31, 2022, the fair value of the remaining contingent consideration was adjusted to €0.4 million ($0.4 million). The Company made the third installment payment of €0.1 million ($0.1 million) in July 2023. Based on the revenue performance and revenue projections as of March 29, 2024, the Company did not make any further adjustments to the fair value of the remaining contingent consideration during the three months ended March 29, 2024. The installment payments have been reported as cash outflows from financing activities in the consolidated statement of cash flows for the respective periods.

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 29, 2024 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,754	$1,754	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	459	—	459	—
	$2,213	$1,754	$459	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$46	$—	$—	$46
Foreign currency forward contracts	125	—	125	—
Other liabilities:
Contingent considerations - Long-term	303	—	—	303
	$474	$—	$125	$349

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,392	$1,392	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	379	—	379	—
	$1,771	$1,392	$379	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$48	$—	$—	$48
Foreign currency forward contracts	312	—	312	—
Other liabilities:
Contingent considerations - Long-term	311	—	—	311
	$671	$—	$312	$359

Changes in the fair value of Level 3 contingent considerations during the three months ended March 29, 2024 were as follows (in thousands):

Amount
Balance at December 31, 2023	$359
Payments	—
Fair value adjustments	—
Effect of foreign exchange rates	(10)
Balance at March 29, 2024	$349

See Note 10 to Consolidated Financial Statements for a discussion of the estimated fair value of the Company’s outstanding debt.

7. Foreign Currency Contracts

The Company addresses market risks from changes in foreign currency exchange rates through a risk management program that includes the use of derivative financial instruments to mitigate certain foreign currency transaction exposures from future settlement of non-functional currency monetary assets and liabilities as of the end of a period. The Company does not enter into derivative transactions for speculative purposes. Gains and losses on these derivative financial instruments substantially offset losses and gains on the underlying hedged exposures and are included in foreign exchange transaction gains (losses) in the consolidated statements of operations. Furthermore, the Company manages its exposures to counterparty risks on derivative instruments by entering into contracts with a diversified group of major financial institutions and by actively monitoring outstanding positions.

As of March 29, 2024, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $187.6 million and a net gain of $0.3 million, respectively. As of December 31, 2023, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $172.3 million and a net gain of $0.1 million, respectively.

The Company recognized an aggregate net gain of $1.2 million for the three months ended March 29, 2024 and an aggregate net gain of $0.6 million for the three months ended March 31, 2023. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

8. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration paid for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances for impairment annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. The Company performed the most recent annual goodwill and indefinite-lived intangible asset impairment test as of the beginning of the second quarter of 2023 and noted no impairment.

The following table summarizes changes in goodwill during the three months ended March 29, 2024 (in thousands):

Balance at beginning of the period	$484,507
Goodwill acquired from Motion Solutions acquisition	108,791
Effect of foreign exchange rate changes	(3,442)
Balance at end of the period	$589,856

Goodwill by reportable segment as of March 29, 2024 was as follows (in thousands):

	Reportable Segment
	Precision Medicine and Manufacturing	Medical Solutions	Robotics and Automation	Total
Goodwill	$210,042	$276,696	$254,347	$741,085
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$107,581	$244,974	$237,301	$589,856

Goodwill by reportable segment as of December 31, 2023 was as follows (in thousands):

	Reportable Segment
	Precision Medicine and Manufacturing	Medical Solutions	Robotics and Automation	Total
Goodwill	$211,380	$169,738	$254,618	$635,736
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$108,919	$138,016	$237,572	$484,507

Intangible Assets

Intangible assets as of March 29, 2024 and December 31, 2023, respectively, are summarized as follows (in thousands):

	March 29, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$220,268	$(149,119)	$71,149	$187,092	$(146,342)	$40,750
Customer relationships	265,590	(145,937)	119,653	225,183	(142,478)	82,705
Customer backlog	4,100	(1,025)	3,075	—	—	—
Trademarks and trade names	23,501	(15,315)	8,186	23,628	(15,088)	8,540
Amortizable intangible assets	513,459	(311,396)	202,063	435,903	(303,908)	131,995
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Total intangible assets	$526,486	$(311,396)	$215,090	$448,930	$(303,908)	$145,022

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

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

	Three Months Ended
	March 29,	March 31,
	2024	2023
Amortization expense – cost of revenue	$3,692	$3,022
Amortization expense – operating expenses	5,750	5,089
Total amortization expense	$9,442	$8,111

As of March 29, 2024, estimated amortization expense for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2024 (remainder of year)	$11,054	$17,213	$28,267
2025	14,298	21,288	35,586
2026	13,439	19,587	33,026
2027	10,603	15,958	26,561
2028	8,865	13,177	22,042
Thereafter	12,890	43,691	56,581
Total	$71,149	$130,914	$202,063

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	March 29,	December 31,
	2024	2023
Raw materials	$105,830	$104,643
Work-in-process	24,492	21,010
Finished goods	30,677	23,311
Demo and consigned inventory	372	407
Total inventories	$161,371	$149,371

Accrued Expenses and Other Current Liabilities

	March 29,	December 31,
	2024	2023
Accrued compensation and benefits	$23,816	$32,703
Accrued warranty	5,354	5,292
Contract liabilities, current portion	6,315	5,553
Finance lease obligations	728	718
Other	18,580	16,790
Total	$54,793	$61,056

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

Accrued Warranty

	Three Months Ended
	March 29,	March 31,
	2024	2023
Balance at beginning of the period	$5,292	$5,127
Provision charged to cost of revenue	438	682
Warranty liabilities acquired from acquisitions	76	—
Use of provision	(440)	(556)
Foreign currency exchange rate changes	(12)	31
Balance at end of the period	$5,354	$5,284

Other Long-Term Liabilities

	March 29,	December 31,
	2024	2023
Finance lease obligations	$3,748	$3,934
Accrued contingent considerations and earn-outs	303	311
Other	1,717	1,687
Total	$5,768	$5,932

10. Debt

Outstanding debt consisted of the following (in thousands):

	March 29,	December 31,
	2024	2023
Senior Credit Facilities – term loan	$4,871	$4,994
Less: unamortized debt issuance costs	(24)	(26)
Total current portion of long-term debt	$4,847	$4,968

Senior Credit Facilities – term loan	$71,595	$74,655
Senior Credit Facilities – revolving credit facility	440,629	278,404
Less: unamortized debt issuance costs	(3,366)	(3,655)
Total long-term debt	$508,858	$349,404

Total Senior Credit Facilities	$513,705	$354,372

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

AS OF March 29, 2024

(Unaudited)

On March 10, 2022, the Company entered into an amendment (the “Fifth Amendment”) to the Third Amended and Restated Credit Agreement to extend the maturity date from December 31, 2024 to March 10, 2027, update the pricing grid, replace LIBOR with SOFR as the reference rate for U.S. dollar borrowings, and increase the uncommitted accordion option from $200 million to $350 million.

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million that began in March 2020, with the remaining balance due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at any time until maturity. The Company made principal payments of €1.1 million ($1.2 million) towards its term loan and $34.7 million towards its revolving credit facility during the three months ended March 29, 2024.

The Company is required to satisfy certain financial and non-financial covenants under the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of March 29, 2024.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

Fair Value of Debt

As of March 29, 2024 and December 31, 2023, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

11. Leases

Most leases held by the Company expire between 2024 and 2036. In the U.K., where longer lease terms are more common, the Company has a land lease that extends through 2078. Certain leases include one or more options to renew the lease terms from one to ten years and options to terminate the leases within one year. The exercise of lease renewal or termination options is at the Company’s sole discretion; therefore, the majority of renewal options to extend the lease terms are not included in the Company’s right-of-use assets and operating lease liabilities as they are not reasonably certain of being exercised. The Company regularly evaluates the renewal options and includes the renewal periods in the lease term when they are reasonably certain of being exercised. The depreciable lives of the right-of-use assets and leasehold improvements are limited to the expected lease terms.

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended
	March 29,	March 31,
	2024	2023
Operating lease cost	$2,967	$2,638
Finance lease cost
Amortization of right-of-use assets	151	150
Interest on lease liabilities	62	71
Variable lease cost	251	236
Total lease cost	$3,431	$3,095

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	March 29,	December 31,
	2024	2023
Operating leases
Operating lease right-of-use assets	$44,649	$38,302

Current portion of operating lease liabilities	$9,240	$8,189
Operating lease liabilities	42,926	37,345
Total operating lease liabilities	$52,166	$45,534

Finance leases
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(6,423)	(6,272)
Finance lease assets included in property, plant and equipment, net	$3,159	$3,310

Accrued expenses and other current liabilities	$728	$718
Other liabilities	3,748	3,934
Total finance lease liabilities	$4,476	$4,652

Weighted-average remaining lease term (in years):
Operating leases	7.6	7.6
Finance leases	5.3	5.5

Weighted-average discount rate:
Operating leases	4.69%	4.84%
Finance leases	5.54%	5.54%

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Three Months Ended
	March 29,	March 31,
	2024	2023
Cash paid for amounts included in lease liabilities:
Operating cash flows from finance leases	$62	$71
Operating cash flows from operating leases	$2,123	$1,988
Financing cash flows from finance leases	$176	$156

Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$8,676	$142

(1) The amount for the three months ended March 29, 2024 includes $8.1 million of right-of-use assets acquired as part of the Motion Solutions acquisition.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

Future minimum lease payments under operating and finance leases expiring subsequent to March 29, 2024, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2024 (remainder of year)	$8,303	$715
2025	10,997	954
2026	9,268	979
2027	8,104	1,003
2028	5,533	1,003
Thereafter	21,373	502
Total minimum lease payments	63,578	5,156
Less: Interest	(11,412)	(680)
Present value of lease liabilities	$52,166	$4,476

12. Preferred and Common Shares and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of March 29, 2024, no preferred shares had been issued and outstanding.

Common Share Repurchases

In February 2020, the Company’s Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”), authorizing the repurchase of $50.0 million worth of the Company’s common shares. During 2022, the Company repurchased 4 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $0.5 million and an average price of $116.95 per share. During the three months ended March 29, 2024, the Company did not repurchase any shares. As of March 29, 2024, the Company had $49.5 million available for future share repurchases under the 2020 Repurchase Plan.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended
	March 29,	March 31,
	2024	2023
Selling, general and administrative	$5,097	$5,531
Research and development and engineering	559	443
Cost of revenue	421	492
Total share-based compensation expense	$6,077	$6,466

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors of $1.4 million and $0.9 million during the three months ended March 29, 2024 and March 31, 2023, respectively.

Restricted Stock Units

The Company’s restricted stock units (“RSUs”) have generally been issued with vesting periods ranging from zero to five years and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and historical forfeiture experience.

The table below summarizes activities relating to RSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended March 29, 2024:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	206	$143.97
Granted	90	$158.46
Vested	(89)	$140.63
Forfeited	(2)	$154.72
Unvested at March 29, 2024	205	$151.66
Expected to vest as of March 29, 2024	180

The total fair value of RSUs that vested during the three months ended March 29, 2024 was $14.1 million based on the market price of the underlying shares on the date of vesting.

Performance Stock Units

The Company typically grants PSUs that are based on the Company’s financial metrics, market conditions, or a hybrid of company financial metrics and market conditions. These PSUs generally cliff vest on the first day following the end of the specified performance period.

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

The number of common shares to be issued upon settlement following vesting of market-based PSUs is determined based on the relative market performance of the Company’s common stock compared to the Russell 2000 Index over the specified performance period using a payout formula established by the Company’s Board of Directors at the time of grant and will be in the range of zero to 200% of the target number of shares. The Company recognizes the related compensation expense based on the fair value of the market-based PSUs, determined using the Monte-Carlo valuation method as of the grant date, on a straight-line basis from the grant date to the end of the specified performance period. Compensation expense on market-based PSUs will not be affected by the number of shares that will ultimately vest at the end of the specified performance period.

The number of common shares to be issued upon settlement following vesting of PSU awards that are based on the achievement of a hybrid of company financial metrics and market conditions (“Hybrid PSUs”) is determined based on the Company's financial metrics achieved over the specified performance period against the targets established by the Company's Board of Directors at the time of grant and a market-based multiplier based on the relative market performance of the Company’s common stock compared to the Russell 2000 Index. The payout will be in the range of zero to 260% of the target number of shares. The Company determines the fair value of these Hybrid PSUs using the Monte-Carlo valuation method as of the grant date. The Company recognizes compensation expense associated with the Hybrid PSUs ratably over the performance period based on the fair value of the PSUs as of the grant date and the number of shares that are deemed probable of vesting based on the estimated achievement of the pertinent company financial metrics at the end of the specified performance period. The probability assessment is performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the consolidated statement of operations in the period in which such determination is made.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended March 29, 2024:

	Shares (In thousands)	Weighted Average Grant- Date Fair Value
Unvested at December 31, 2023	205	$160.24
Granted	80	$177.06
Performance adjustments(1)	16	$166.64
Vested	(45)	$168.60
Forfeited	(2)	$172.12
Unvested at March 29, 2024	254	$165.11
Expected to vest as of March 29, 2024	243

(1) The amount shown represents performance adjustments related to the performance-based awards vested during the three months ended March 29, 2024.

The unvested PSUs are shown at target payout levels in the table above. As of March 29, 2024, the maximum number of common shares that could be earned under these PSU grants was approximately 485 thousand shares.

The total fair value of PSUs that vested during the three months ended March 29, 2024 was $7.5 million based on the market price of the underlying common shares on the date of vesting.

The grant-date fair value per unit of the hybrid PSUs granted during the three months ended March 29, 2024 was estimated using the Monte Carlo valuation method with the following assumptions:

Three Months Ended March 29, 2024
Grant-date stock price	$157.48
Expected volatility	36.90%
Risk-free interest rate	4.35%
Expected annual dividend yield	—
Fair value	$180.98

Stock Options

In February 2024, the Company granted 53 thousand nonqualified stock options to certain members of the executive management team to purchase common shares of the Company at a strike price equal to the closing market price on the date of grant. The stock options vest ratably over three years on the anniversary of the date of grant and expire on the seventh anniversary of the date of grant. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Company recognizes compensation expense related to the stock options on a straight-line basis over the vesting period in the consolidated statement of operations.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

The table below summarizes the activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended March 29, 2024:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2023	132	$102.86
Granted	53	$157.48
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of March 29, 2024	185	$118.57
Exercisable as of March 29, 2024	87
Expected to vest as of March 29, 2024	98

The aggregate Black-Scholes fair value of $3.3 million for the stock options granted during the three months ended March 29, 2024 was estimated using the following assumptions as of the grant date:

Three Months Ended March 29, 2024
Expected option term in years	4.5
Expected volatility	40.3%
Risk-free interest rate	4.2%
Expected annual dividend yield	—

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

13. Income Taxes

The Company determines its estimated annual effective tax rate at the end of each interim period based on full year forecasted pre-tax income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period with the cumulative effect of any changes in the estimated annual effective tax rate being recorded in the period in which the changes are determined. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 29.0% in the determination of the estimated annual effective tax rate.

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

The Company’s effective tax rate of 13.2% for the three months ended March 29, 2024 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits and windfall tax benefits upon vesting of share-based compensation awards, partially offset by disallowed compensation deductions, uncertain tax position accruals, and estimated Pillar Two inclusion. For the three months ended March 29, 2024, the tax benefits upon vesting of certain share-based compensation awards had a benefit of 6.8% on the Company’s effective tax rate.

The Company’s effective tax rate of 7.5% for the three months ended March 31, 2023 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and tax benefits upon vesting of certain share-based

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

compensation awards, partially offset by disallowed compensation and uncertain tax position accruals. For the three months ended March 31, 2023, the tax benefits upon vesting of certain share-based compensation awards had a benefit of 8.2% on the Company’s effective tax rate.

14. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	March 29,	March 31,
	2024	2023
2024 restructuring	$548	$—
2022 restructuring	—	2,197
2020 restructuring	—	274
Total restructuring charges	548	2,471
Acquisition and related charges	1,735	5
Total restructuring, acquisition, and related costs	$2,283	$2,476

2024 Restructuring

As a result of the Company’s acquisitions and ongoing integration activities, the Company initiated the 2024 restructuring program in the first quarter of 2024 in order to reduce operating complexity. During the three months ended March 29, 2024, the Company recorded $0.5 million in severance, facility related, and other charges in connection with the 2024 restructuring program. As of March 29, 2024, the Company had incurred cumulative costs of $0.5 million related to this restructuring plan. The Company anticipates substantially completing the 2024 restructuring program by the end of 2024 and expects to incur additional restructuring charges of $4.5 million to $5.5 million related to the 2024 restructuring program.

The following table summarizes restructuring costs associated with the 2024 restructuring program by reportable segment (in thousands):

	Three Months Ended
	March 29,	March 31,
	2024	2023
Precision Medicine and Manufacturing	$35	$—
Medical Solutions	206	—
Robotics and Automation	244	—
Unallocated Corporate and Shared Services	63	—
Total	$548	$—

2022 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2022 restructuring program in the third quarter of 2022. This program was focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program was focused on cost reduction actions to improve gross margins for the overall company. The Company did not incur any costs related to the 2022 restructuring plan during the three months ended March 29, 2024. As of December 31, 2023, the Company had incurred cumulative costs related to this restructuring program totaling $10.4 million. The 2022 restructuring program was completed in the fourth quarter of 2023.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program was focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program was focused on cost reduction actions to improve gross margins for the overall company. The Company did not incur any costs related to the 2020 restructuring plan during the three months ended March 29, 2024. As of December 31, 2023, the Company had recorded an aggregate $16.7 million in severance, facilities related costs, and other costs in connection with the 2020 restructuring program. The 2020 restructuring program was completed in the fourth quarter of 2023.

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility Related	Other
Balance at December 31, 2023	$2,850	$1,038	$1,680	$132
Restructuring charges	548	440	64	44
Cash payments	(1,113)	(495)	(438)	(180)
Non-cash write-offs and other adjustments	(39)	(10)	(33)	4
Balance at March 29, 2024	$2,246	$973	$1,273	$—

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $1.7 million for the three months ended March 29, 2024 and less than $0.1 million for the three months ended March 31, 2023. The majority of acquisition and related costs for the three months ended March 29, 2024 and the three months ended March 31, 2023 were included in the Company’s unallocated Corporate and Shared Services reportable segment.

15. Commitments and Contingencies

Purchase Commitments

There have been no material changes to the Company’s purchase commitments since December 31, 2023.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

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

Precision Medicine and Manufacturing

The Precision Medicine and Manufacturing segment designs, manufactures and markets photonics-based solutions, including laser scanning, laser beam delivery, CO2 laser, solid state laser, ultrafast laser, and optical light engine products to customers worldwide. The segment serves highly demanding photonics-based applications for advanced industrial processes, medical and life science imaging, DNA sequencing, and medical laser procedures, particularly ophthalmology applications. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Medical Solutions

The Medical Solutions segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators, pumps and related disposables; visualization solutions; wireless technologies, video recorder and video integration technologies for operating room integrations; optical data collection and machine vision technologies; radio frequency identification technologies; thermal chart recorders; spectrometry technologies; embedded touch screen solutions; and high precision customized subsystems. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Robotics and Automation

The Robotics and Automation segment designs, manufactures and markets optical and inductive encoders, precision motors, servo drives and motion control solutions, integrated stepper motors, intelligent robotic end-of-arm technology solutions, and air bearing spindles to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended
	March 29,	March 31,
Revenue	2024	2023
Precision Medicine and Manufacturing	$65,234	$69,528
Medical Solutions	102,452	77,640
Robotics and Automation	63,230	71,958
Total	$230,916	$219,126

	Three Months Ended
	March 29,	March 31,
Gross Profit	2024	2023
Precision Medicine and Manufacturing	$31,784	$34,333
Medical Solutions	39,391	31,886
Robotics and Automation	30,549	32,815
Unallocated Corporate and Shared Services	(1,308)	(1,406)
Total	$100,416	$97,628

	Three Months Ended
	March 29,	March 31,
Gross Profit Margin	2024	2023
Precision Medicine and Manufacturing	48.7%	49.4%
Medical Solutions	38.4%	41.1%
Robotics and Automation	48.3%	45.6%
Total	43.5%	44.6%

	Three Months Ended
	March 29,	March 31,
Operating Income (Loss)	2024	2023
Precision Medicine and Manufacturing	$15,744	$16,684
Medical Solutions	11,989	9,841
Robotics and Automation	12,216	12,000
Unallocated Corporate and Shared Services	(14,342)	(12,213)
Total	$25,607	$26,312

	Three Months Ended
	March 29,	March 31,
Depreciation and Amortization Expenses	2024	2023
Precision Medicine and Manufacturing	$2,362	$2,596
Medical Solutions	6,090	3,973
Robotics and Automation	4,001	4,845
Unallocated Corporate and Shared Services	476	317
Total	$12,929	$11,731

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 29, 2024

(Unaudited)

Revenue by Geography

The Company aggregates geographic revenue based on the customer locations where products are shipped to. Revenue by geography was as follows (in thousands):

	Three Months Ended
	March 29,	March 31,
	2024	2023
United States	$117,081	$103,842
Germany	33,181	34,862
Rest of Europe	30,971	29,365
China	17,071	17,798
Rest of Asia-Pacific	27,256	28,111
Other	5,356	5,148
Total	$230,916	$219,126

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

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended
	March 29,	March 31,
	2024	2023
Medical	55%	54%
Advanced Industrial	45%	46%
Total	100%	100%

The majority of revenue from the Precision Medicine and Manufacturing and Robotics and Automation segments is generated from sales to customers in the advanced industrial market. The majority of revenue from the Medical Solutions segment is generated from sales to customers in the medical market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, our financial results and our financial condition; our belief that the Purchasing Managers Index (“PMI”) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; industry trends; market conditions; our competitive positions; changes in economic and political conditions, including supply chain disruptions and constraints and inflationary pressures; changes in accounting principles; changes in actual or assumed tax liabilities and tax law; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to our benefit plans; future acquisitions and integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits and expected costs of restructuring programs; our ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory requirements, including environmental requirements, and our compliance thereto; and other statements that are not historical facts. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses, capital expenditures and level of business activities; risks associated with epidemics, pandemics or other public health crises, our dependence upon our ability to respond to fluctuations in product demand; our ability to continuously innovate, to introduce new products in a timely manner, and to manage transitions to new product innovations effectively; customer order timing and other similar factors; disruptions or breaches in security of our or our third-party providers’ information technology systems; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; risks associated with increased outsourcing of components manufacturing; our exposure to increased tariffs, trade restrictions or taxes on our products; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; our failure to accurately forecast component and raw material requirements leading to additional costs and significant delays in shipments; production difficulties and product delivery delays or disruptions; our exposure to extensive medical device regulations, which may impede or hinder the approval, certification or sale of our products and, in some cases, may ultimately result in an inability to obtain approval or certification of certain products or may result in the recall or seizure of previously approved or certified products; potential penalties for violating foreign and U.S. federal and state healthcare laws and regulations; impact of healthcare industry cost containment and healthcare reform measures; changes in governmental regulations related to our business or products; actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements; our failure to implement new information technology systems successfully; changes in foreign currency rates; our failure to realize the full value of our intangible assets; our reliance on original equipment manufacturer customers; increasing scrutiny and changing expectations from investors, customers, governments and other stakeholders and third parties with respect to corporate sustainability policies and practices; the effects of climate change and related regulatory responses; our exposure to the credit risk of some of our customers and in weakened markets; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; changes in tax laws and fluctuations in our effective tax rates; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; our existing indebtedness limiting our ability to engage in certain activities; volatility in the market price for our common shares; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the heading “Risk Factors”, as updated in our other filings with the Securities and Exchange Commission. In this Quarterly Report on Form 10-Q, the words “expects,” “intends,” “anticipates,” “estimates,” “believes,” “future,” “plans,” “aims,” “would,” “could,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such forward-looking statements to reflect any changes in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required under applicable law.

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

Medical Solutions

Our Medical Solutions segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators, pumps and related disposables; visualization solutions; wireless technologies, video recorder and video integration technologies for operating room integrations; optical data collection and machine vision technologies; radio frequency identification (“RFID”) technologies; thermal chart recorders; spectrometry technologies; embedded touch screen solutions; and high precision customized subsystems. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

Robotics and Automation

Our Robotics and Automation segment designs, manufactures and markets optical and inductive encoders, precision motors, servo drives and motion control solutions, integrated stepper motors, intelligent robotic end-of-arm technology solutions, and air bearing spindles to customers worldwide. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells these products directly, utilizing a highly technical sales force, and indirectly, through resellers and distributors.

End Markets

We primarily operate in two end markets: the medical market and the advanced industrial market.

Medical Market

For the three months ended March 29, 2024, the medical market accounted for approximately 55% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the three months ended March 29, 2024, the advanced industrial market accounted for approximately 45% of our revenue. Revenue from our products sold to the advanced industrial market is affected by several factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, financial conditions of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the PMI on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Acquisition of Motion Solutions

On January 2, 2024, we completed the acquisition of Motion Solutions Parent Corp. (“Motion Solutions”), an Irvine, California-based provider of highly engineered integrated solutions, specializing in proprietary precision motion and advanced motion control solutions, for a total purchase price of $192.0 million in cash, net of customary net working capital adjustments. The acquisition was financed with borrowings under our revolving credit facility. The addition of Motion Solutions enhances our product portfolio and further expands our presence in attractive medical and precision medicine spaces. The Motion Solutions acquisition is included in our Medical Solutions reportable segment.

Business Environment

Inflationary Pressures

In the first quarter of 2024, we continued to experience higher than normal inflation of raw material and component prices and labor costs. We have generally been able to offset increases in these costs through various productivity cost reduction initiatives, as well as increasing our selling prices to pass through some of these higher costs to our customers. However, our ability to raise our selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs. Additionally, the inflationary pressures have given rise to significant increases in interest rates as various governments used monetary policy to contain and reduce inflation. As a result, our weighted average interest rate increased from approximately 5.6% as of March 31, 2023 to approximately 6.4% as of March 29, 2024. These higher interest rates have caused access to credit to be more expensive and have impacted demand from some of our OEM customers, as they see some of their end market customers deferring new capital equipment orders due to the higher interest rate environment.

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

In early October 2023, Israel declared war on Hamas. We are monitoring the social, political and economic environment in Israel and in the region for any impact on our businesses. Our historical sales to Israel were around 1% of our total sales. We do not have any assets, employees, or third-party contractors in Israel. Due to the uncertainty around the duration of the conflict, future impacts are unknown to our businesses.

Results of Operations for the Three Months Ended March 29, 2024 Compared with the Three Months Ended March 31, 2023

Overview of Financial Results

Total revenue of $230.9 million for the three months ended March 29, 2024 increased $11.8 million, or 5.4%, from the prior year period primarily due to revenue from the Motion Solutions acquisition, partially offset by decreased demand in our advanced industrial end markets and certain precision medicine applications within our medical end markets. The effect of our Motion Solutions acquisition resulted in an increase in revenue of $21.2 million, or 9.7%.

Operating income of $25.6 million for the three months ended March 29, 2024 decreased $0.7 million, or 2.7%, from the prior year period. This decrease was attributable to an increase in selling, general and administrative expenses of $2.6 million, and an increase in amortization expense of $0.7 million, partially offset by an increase in gross profit of $2.8 million.

Basic earnings per common share (“Basic EPS”) of $0.41 for the three months ended March 29, 2024 decreased $0.10 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.41 for the three months ended March 29, 2024 decreased $0.10 from the prior year period. The decreases were primarily due to an increase in interest expense.

Revenue

The following table sets forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	March 29,	March 31,	Increase	Percentage
	2024	2023	(Decrease)	Change
Precision Medicine and Manufacturing	$65,234	$69,528	$(4,294)	(6.2)%
Medical Solutions	102,452	77,640	24,812	32.0%
Robotics and Automation	63,230	71,958	(8,728)	(12.1)%
Total	$230,916	$219,126	$11,790	5.4%

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment revenue for the three months ended March 29, 2024 decreased $4.3 million, or 6.2%, versus the prior year period, primarily due to weaker demand in our advanced industrial end markets and certain precision medicine applications within our medical end markets.

Medical Solutions

Medical Solutions segment revenue for the three months ended March 29, 2024 increased $24.8 million, or 32.0%, versus the prior year period, primarily due to $21.2 million of revenue contributions from the current year acquisition and increase in sales from our detection and analysis products.

Robotics and Automation

Robotics and Automation segment revenue for the three months ended March 29, 2024 decreased $8.7 million, or 12.1%, versus the prior year period, primarily due to a decrease in demand in our advanced industrial end markets and some timing-related impacts of customers managing inventory levels related to their new product launch dynamics.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	March 29,	March 31,
	2024	2023
Gross profit:
Precision Medicine and Manufacturing	$31,784	$34,333
Medical Solutions	39,391	31,886
Robotics and Automation	30,549	32,815
Unallocated Corporate and Shared Services	(1,308)	(1,406)
Total	$100,416	$97,628
Gross profit margin:
Precision Medicine and Manufacturing	48.7%	49.4%
Medical Solutions	38.4%	41.1%
Robotics and Automation	48.3%	45.6%
Total	43.5%	44.6%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, trade tariffs, freight costs, headcount, inventory obsolescence and warranty expenses.

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment gross profit for the three months ended March 29, 2024 decreased $2.5 million, or 7.4%, versus the prior year period, primarily due to a decrease in both revenue and gross profit margin. Precision Medicine and Manufacturing segment gross profit margin was 48.7% for the three months ended March 29, 2024, versus a gross profit margin of 49.4% for the prior year period. The decrease in gross profit margin was primarily attributable to inefficient factory utilization and unfavorable product mix.

Medical Solutions

Medical Solutions segment gross profit for the three months ended March 29, 2024 increased $7.5 million, or 23.5%, versus the prior year period, primarily due to an increase in revenue, partially offset by a decrease in gross profit margin. Medical Solutions segment gross profit margin was 38.4% for the three months ended March 29, 2024, versus a gross profit margin of 41.1% for the prior year period. Gross profit margin versus prior year decreased by 3.8 percentage point due to $3.9 million of higher amortization expense on intangible assets and inventory fair value adjustments primarily from the current year acquisition, partially offset by a 1.1 percentage point increase in gross profit margin versus the prior year from our minimally invasive surgery products and detection and analysis products.

Robotics and Automation

Robotics and Automation segment gross profit for the three months ended March 29, 2024 decreased $2.3 million, or 6.9%, versus the prior year period, primarily due to a decrease in revenue. Robotics and Automation segment gross profit margin was 48.3% for the three months ended March 29, 2024, versus 45.6% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory efficiency.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments. These costs for the three months ended March 29, 2024 decreased $0.1 million versus the prior year period.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended
	March 29,	March 31,
	2024	2023
Research and development and engineering	$23,246	$22,828
Selling, general and administrative	43,530	40,923
Amortization of purchased intangible assets	5,750	5,089
Restructuring, acquisition, and related costs	2,283	2,476
Total	$74,809	$71,316

Research and Development and Engineering Expenses

Research and Development and Engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $23.2 million, or 10.1% of revenue, during the three months ended March 29, 2024, versus $22.8 million, or 10.4% of revenue, during the prior year period. The increase in R&D expenses in terms of total dollars was primarily due to higher compensation related expenses as a result of the current year acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $43.5 million, or 18.9% of revenue, during the three months ended March 29, 2024, versus $40.9 million, or 18.7% of revenue, during the prior year period. The increase in SG&A expenses in terms of total dollars and as a percentage of revenue was primarily due to increases in compensation related expenses and discretionary spending, mostly as a result of the current year acquisition.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $5.8 million, or 2.5% of revenue, during the three months ended March 29, 2024, versus $5.1 million, or 2.3% of revenue, during the prior year period. The increase in terms of total dollars and as a percentage of revenue was the result of more acquired intangible assets from the current year acquisition.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $2.3 million during the three months ended March 29, 2024, versus $2.5 million during the prior year period.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended
	March 29,	March 31,
	2024	2023
Operating Income (Loss)
Precision Medicine and Manufacturing	$15,744	$16,684
Medical Solutions	11,989	9,841
Robotics and Automation	12,216	12,000
Unallocated Corporate and Shared Services	(14,342)	(12,213)
Total	$25,607	$26,312

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment operating income was $15.7 million, or 24.1% of revenue, during the three months ended March 29, 2024, versus $16.7 million, or 24.0% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $2.5 million, partially offset by a decrease in restructuring, acquisition, and related costs of $0.9 million and a decrease in R&D expenses of $0.9 million.

Medical Solutions

Medical Solutions segment operating income was $12.0 million, or 11.7% of revenue, during the three months ended March 29, 2024, versus $9.8 million, or 12.7% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $7.5 million, partially offset by an increase in SG&A expenses of $2.0 million, an increase in R&D expenses of $1.8 million, and an increase in amortization expense of 1.2 million as a result of the current year acquisition.

Robotics and Automation

Robotics and Automation segment operating income was $12.2 million, or 19.3% of revenue, during the three months ended March 29, 2024, versus $12.0 million, or 16.7% of revenue, during the prior year period. The increase in operating income was primarily due to a decrease in restructuring, acquisition, and related costs of $1.1 million, a decrease in R&D expenses of $0.7 million, a decrease in amortization expense of $0.4 million due to certain intangible assets being fully amortized in 2023, and a decrease in SG&A expense of $0.3 million, partially offset by a decrease in gross profit of $2.3 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended March 29, 2024 increased $2.1 million versus the prior year period. The increase in operating loss was primarily due to an increase in acquisition related costs of $1.4 million and an increase in SG&A expenses of $0.6 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended
	March 29,	March 31,
	2024	2023
Interest income (expense), net	$(8,254)	$(6,332)
Foreign exchange transaction gains (losses), net	$(321)	$(77)
Other income (expense), net	$(116)	$(166)

Interest Income (Expense), Net

Net interest expense was $8.3 million for the three months ended March 29, 2024, versus $6.3 million for the prior year period. The increase in net interest expense was primarily due to an increase in average debt levels to fund the Motion Solutions acquisition and an increase in the weighted average interest rate on our senior credit facilities, partially offset by an increase in interest income.

The weighted average interest rate on our senior credit facilities was 6.54% during the three months ended March 29, 2024, versus 5.55% during the prior year period.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were nominal for both the three months ended March 29, 2024 and the three months ended March 31, 2023.

Other Income (Expense), Net

Net other expense was nominal for both the three months ended March 29, 2024 and the three months ended March 31, 2023.

Income Tax Provision (Benefit)

Our effective tax rate for the three months ended March 29, 2024 was 13.2%, versus 7.5% for the prior year period. Our effective tax rate of 13.2% for the three months ended March 29, 2024 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and tax benefits of share-based compensation awards, partially offset by disallowed compensation deductions, uncertain tax position accruals, and estimated Pillar Two inclusion. For the three months ended March 29, 2024, the windfall tax benefits upon vesting of certain stock-based compensation awards had a benefit of 6.8% on our effective tax rate.

Our effective tax rate for the three months ended March 31, 2023 was 7.5% which differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and tax benefits of share-based compensation awards, partially offset by disallowed compensation deductions and uncertain tax position accruals. For the three months ended March 31, 2023, the windfall tax benefits upon vesting of certain stock-based compensation awards had a benefit of 8.2% on our effective tax rate.

On December 12, 2022, the EU member states agreed to implement the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Model Rules. These rules, which impose a global corporate minimum income tax rate of 15%, have been enacted or introduced in proposed legislation in 35 countries. Additional countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. We have estimated the impact of this minimum tax in our effective tax rate analysis, and it does not have a material impact on the Company’s financial results in the current period. We continue to monitor developments and anticipate further legislative activity in 2024.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside of our control, such as economic consequences of global pandemics and geopolitical conflicts, monetary policy changes in the U.S. and other countries and their impact on the global financial markets, supply chain disruptions and electronics and other material shortages, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and other market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Our cash requirements primarily consist of principal and interest payments associated with our Senior Credit Facilities (as defined below), operating and finance leases, purchase commitments, and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Through March 29, 2024, we have not entered into any other material new or modified contractual obligations since December 31, 2023.

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

As of March 29, 2024, $51.2 million of our $93.5 million cash and cash equivalents was held by subsidiaries outside of Canada and the U.S. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities. Approximately $99.1 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the U.S. as of March 29, 2024. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

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

As of March 29, 2024, we had $76.5 million term loan and $440.6 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Credit Agreement, plus a margin ranging between 0.00% and 0.75% per annum, determined by reference to our consolidated leverage ratio, or (b) the Term SOFR Screen Rate, the Alternative Currency Daily Rate or the Alternative Currency Term Rate, as defined in the Credit Agreement, plus a margin ranging between 0.75% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.30% per annum, determined by reference to our consolidated leverage ratio. As of March 29, 2024, we had outstanding borrowings under the Credit Agreement denominated in Euro and U.S. dollars of $99.1 million and $418.0 million, respectively.

The Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of March 29, 2024:

	Requirement	Actual
Maximum consolidated leverage ratio (1)	3.50	2.31
Minimum consolidated fixed charge coverage ratio	1.50	4.22
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

In February 2020, our Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of $50.0 million worth of common shares. Share repurchases have been made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. We did not repurchase any shares during the three months ended March 29, 2024. We had $49.5 million available for share repurchases under the 2020 Repurchase Plan as of March 29, 2024.

Cash Flows for the Three Months Ended March 29, 2024 and March 31, 2023

The following table summarizes our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Three Months Ended
	March 29,	March 31,
	2024	2023
Net cash provided by operating activities	$32,829	$10,245
Net cash used in investing activities	$(197,615)	$(3,620)
Net cash provided by (used in) financing activities	$153,463	$(25,066)

	March 29,	December 31,
	2024	2023
Cash and cash equivalents	$93,520	$105,051
Unused and available funds under the revolving credit facility	$254,371	$416,596

Operating Cash Flows

Cash provided by operating activities was $32.8 million for the three months ended March 29, 2024, versus $10.2 million for the prior year period. Cash provided by operating activities for the three months ended March 29, 2024 increased from the prior year period primarily as a result of better net working capital management.

Investing Cash Flows

Cash used in investing activities was $197.6 million for the three months ended March 29, 2024, primarily driven by the Motion Solutions acquisition. We paid cash consideration of $191.2 million, net of cash acquired and net working capital adjustments. We also paid $6.4 million for capital expenditures.

Cash used in investing activities was $3.6 million for the three months ended March 31, 2023, all related to capital expenditures.

We expect to use an aggregate of approximately $20 million to $25 million in 2024 for capital expenditures related to investments in new property, plant and equipment for our existing businesses, which includes a significant one-time facility buildout project in the U.K. that began in 2023 with a target completion date in 2024.

Financing Cash Flows

Cash provided by financing activities was $153.5 million for the three months ended March 29, 2024, primarily driven by $198.0 million of borrowings under our revolving credit facility to fund the Motion Solutions acquisition, partially offset by $36.0 million of term loan and revolving credit facility repayments and $8.4 million of payroll tax payments upon vesting of share-based compensation awards.

Cash used in financing activities was $25.1 million for the three months ended March 31, 2023, primarily due to $15.3 million of term loan and revolving credit facility repayments and $9.6 million of payroll tax payments upon vesting of share-based compensation awards.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates through March 29, 2024 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Recent Accounting Pronouncements

See Note 1 to Unaudited Interim Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended March 29, 2024, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 29, 2024, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 29, 2024.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended March 29, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes in our risk factors as included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K

None.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors during the three months ended March 29, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), are summarized below.

Name	Title	Action	Date	Total Shares to Be Sold	Expiration Date
Robert J. Buckley	Chief Financial Officer	Adoption	March 12, 2024	43,911	February 28, 2025
Thomas N. Secor	Director	Adoption	March 8, 2024	1,928	March 7, 2025

None of our officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1†	Securities Purchase Agreement, dated November 14, 2023, by and between Novanta Corporation, Motion Solutions Holdings LLC and Motion Solutions Parent Corp., including Amendment to Securities Purchase Agreement dated January 1, 2024 by and between by the parties thereto.	10-K	001-35083	2.3	2/28/2024

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/2015

3.2	By-Laws of the Registrant, as amended	10-K	001-35083	3.2	03/01/2021

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/2010

3.4	Articles of Amendment of the Registrant, dated May 26, 2005	10-K	001-35083	3.4	3/1/2023

3.5	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/2010

3.6	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/2016

3.7	Articles of Amendment of the Registrant, dated April 29, 2022	10-Q	001-35083	3.6	05/10/2022

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board of Directors and Chief Executive Officer	May 7, 2024
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	May 7, 2024
Robert J. Buckley