Form 10-Q
period 2024-06-28
NOVANTA INC
filed 2024-08-06
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of July 30, 2024, there were 35,904,106 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	June 28,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$98,468	$105,051
Accounts receivable, net of allowance of $718 and $571, respectively	145,025	139,410
Inventories	160,042	149,371
Prepaid income taxes and income taxes receivable	9,360	8,105
Prepaid expenses and other current assets	11,896	13,360
Total current assets	424,791	415,297
Property, plant and equipment, net	114,758	109,449
Operating lease assets	43,641	38,302
Deferred tax assets	15,734	27,862
Other assets	5,684	5,617
Intangible assets, net	206,938	145,022
Goodwill	587,028	484,507
Total assets	$1,398,574	$1,226,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,813	$4,968
Accounts payable	71,044	57,195
Income taxes payable	13,226	7,767
Current portion of operating lease liabilities	9,757	8,189
Accrued expenses and other current liabilities	54,630	61,056
Total current liabilities	153,470	139,175
Long-term debt	477,113	349,404
Operating lease liabilities	41,279	37,345
Deferred tax liabilities	14,445	16,305
Income taxes payable	4,816	4,435
Other liabilities	5,459	5,932
Total liabilities	696,582	552,596
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,895 and 35,814, respectively	423,856	423,856
Additional paid-in capital	73,627	70,180
Retained earnings	231,893	203,462
Accumulated other comprehensive loss	(27,384)	(24,038)
Total stockholders' equity	701,992	673,460
Total liabilities and stockholders’ equity	$1,398,574	$1,226,056

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Revenue	$235,864	$229,464	$466,780	$448,590
Cost of revenue	132,175	125,341	262,675	246,839
Gross profit	103,689	104,123	204,105	201,751
Operating expenses:
Research and development and engineering	23,731	23,380	46,977	46,208
Selling, general and administrative	44,793	42,187	88,323	83,110
Amortization of purchased intangible assets	6,907	5,124	12,657	10,213
Restructuring, acquisition, and related costs	2,543	1,234	4,826	3,710
Total operating expenses	77,974	71,925	152,783	143,241
Operating income	25,715	32,198	51,322	58,510
Interest income (expense), net	(8,266)	(6,810)	(16,520)	(13,142)
Foreign exchange transaction gains (losses), net	(264)	74	(585)	(3)
Other income (expense), net	(55)	(191)	(171)	(357)
Income before income taxes	17,130	25,271	34,046	45,008
Income tax provision	3,375	4,392	5,615	5,864
Net income	$13,755	$20,879	$28,431	$39,144

Earnings per common share (Note 5):
Basic	$0.38	$0.58	$0.79	$1.09
Diluted	$0.38	$0.58	$0.79	$1.09

Weighted average common shares outstanding—basic	35,946	35,851	35,930	35,830
Weighted average common shares outstanding—diluted	36,092	36,032	36,110	36,015

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Net income	$13,755	$20,879	$28,431	$39,144
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	580	1,577	(3,816)	6,807
Pension liability adjustments, net of tax (2)	187	89	470	160
Total other comprehensive income (loss)	767	1,666	(3,346)	6,967
Total consolidated comprehensive income	$14,522	$22,545	$25,085	$46,111

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

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Retained	Accumulated Other
	# of Shares	Amount	Capital	Earnings	Comprehensive Loss	Total

	Three Months Ended June 28, 2024
Balance at March 29, 2024	35,891	$423,856	$67,872	$218,138	$(28,151)	$681,715
Net income	—	—	—	13,755	—	13,755
Common shares issued under stock plans	7	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(3)	—	(476)	—	—	(476)
Share-based compensation	—	—	6,231	—	—	6,231
Other comprehensive income (loss), net of tax	—	—	—	—	767	767
Balance at June 28, 2024	35,895	$423,856	$73,627	$231,893	$(27,384)	$701,992

	Six Months Ended June 28, 2024
Balance at December 31, 2023	35,814	$423,856	$70,180	$203,462	$(24,038)	$673,460
Consolidated net income	—	—	—	28,431	—	28,431
Common shares issued under stock plans	136	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(55)	—	(8,861)	—	—	(8,861)
Share-based compensation	—	—	12,308	—	—	12,308
Other comprehensive income (loss), net of tax	—	—	—	—	(3,346)	(3,346)
Balance at June 28, 2024	35,895	$423,856	$73,627	$231,893	$(27,384)	$701,992

	Three Months Ended June 30, 2023
Balance at March 31, 2023	35,802	$423,856	$52,020	$148,849	$(26,708)	$598,017
Net income	—	—	—	20,879	—	20,879
Common shares issued under stock plans	9	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(3)	—	(407)	—	—	(407)
Share-based compensation	—	—	5,875	—	—	5,875
Other comprehensive income (loss), net of tax	—	—	—	—	1,666	1,666
Balance at June 30, 2023	35,808	$423,856	$57,488	$169,728	$(25,042)	$626,030

	Six Months Ended June 30, 2023
Balance at December 31, 2022	35,711	$423,856	$55,155	$130,584	$(32,009)	$577,586
Consolidated net income	—	—	—	39,144	—	39,144
Common shares issued under stock plans	164	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(67)	—	(10,008)	—	—	(10,008)
Share-based compensation	—	—	12,341	—	—	12,341
Other comprehensive income (loss), net of tax	—	—	—	—	6,967	6,967
Balance at June 30, 2023	35,808	$423,856	$57,488	$169,728	$(25,042)	$626,030

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	June 28,	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$28,431	$39,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,045	23,668
Provision for inventory excess and obsolescence	5,741	3,678
Share-based compensation	12,308	12,341
Deferred income taxes	(7,711)	(7,665)
Inventory acquisition fair value adjustments	2,777	—
Other	864	994
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	1,223	(6,564)
Inventories	(6,586)	1,177
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	1,056	(163)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	8,934	(29,283)
Other non-current assets and liabilities	(158)	(885)
Net cash provided by operating activities	73,924	36,442
Cash flows from investing activities:
Cash paid for business acquisitions, net of working capital adjustments	(191,200)	—
Purchases of property, plant and equipment	(11,352)	(6,946)
Net cash used in investing activities	(202,552)	(6,946)
Cash flows from financing activities:
Borrowings under revolving credit facilities	198,000	—
Repayments under term loan and revolving credit facilities	(67,344)	(30,498)
Payments of withholding taxes from share-based awards	(8,861)	(10,008)
Other financing activities	(355)	(313)
Net cash provided by (used in) financing activities	121,440	(40,819)
Effect of exchange rates on cash and cash equivalents	605	2,548
Decrease in cash and cash equivalents	(6,583)	(8,775)
Cash and cash equivalents, beginning of the period	105,051	100,105
Cash and cash equivalents, end of the period	$98,468	$91,330
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,491	$12,709
Cash paid for income taxes	$8,035	$21,316
Income tax refunds received	$739	$255

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

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

AS OF JUNE 28, 2024

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of June 28, 2024 and December 31, 2023, contract liabilities were $7.0 million and $5.8 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the six months ended June 28, 2024 is primarily due to cash payments received in advance of satisfying performance obligations partially offset by $3.6 million of revenue recognized during the period that was included in the contract liability balance as of December 31, 2023.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

Allocation of Purchase Price

The acquisition of Motion Solutions has been accounted for as a business combination. The purchase price is allocated based upon a valuation of the fair values of assets acquired and liabilities assumed. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair values of the acquired tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The fair values of identifiable intangible assets were based on valuations using an income approach, specifically the multi-period excess earnings method for customer relationships and the relief-from-royalty method for developed technologies. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, customer attrition rates, royalty rates, discount rates, technology obsolescence curves, and EBITDA margins. The Company’s estimates and assumptions in determining the estimated fair value of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information to be obtained with regard to facts and circumstances that existed as of the acquisition date.

Based upon the Company’s preliminary valuation, the purchase price for Motion Solutions was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$776
Accounts receivable	8,515
Inventory	14,032
Property, plant and equipment	3,126
Operating lease assets	8,076
Intangible assets	83,000
Goodwill	106,430
Other assets	561
Total assets acquired	224,516
Accounts payable	5,305
Operating lease liabilities	8,514
Deferred tax liabilities	18,257
Other liabilities	464
Total liabilities assumed	32,540
Total assets acquired, net of liabilities assumed	191,976
Less: cash acquired	776
Purchase price, net of cash acquired	$191,200

The purchase price allocation is preliminary as the Company is in the process of collecting additional information. The estimated purchase price allocation previously disclosed in the Form 10-Q for the period ended March 29, 2024 was revised during the second quarter of 2024 as new information was received and analyzed resulting in an increase in Intangible assets of $2.6 million, an increase in Inventory of $0.5 million, an increase in Deferred tax liabilities of $0.7 million, and a decrease in Goodwill of $2.4 million.

The fair value of intangible assets for Motion Solutions is comprised of the following:

	Estimated Fair	Amortization
	Value (In thousands)	Period
Developed technologies	$34,400	7 years
Customer relationships	43,100	13 years
Backlog	5,500	1 year
Total	$83,000

The preliminary purchase price allocation resulted in $83.0 million of identifiable intangible assets and $106.4 million of goodwill. As the Motion Solutions acquisition was structured as a stock acquisition for income tax purposes, the goodwill is not

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

deductible. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) Motion Solution’s ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) Motion Solution’s ability to grow the business through new product introductions; and (iii) cost improvements due to the integration of Motion Solution’s operations into the Company’s existing infrastructure.

The operating results of Motion Solutions were included in the Company’s results of operations beginning January 2, 2024. Motion Solutions contributed revenues of $41.5 million and a loss before income taxes of $1.7 million to the Company’s operating results for the six months ended June 28, 2024. The loss before income taxes from Motion Solutions for the period from the acquisition date through June 28, 2024 included amortization of inventory fair value adjustments of $2.8 million and amortization of purchased intangible assets of $6.5 million.

Unaudited Pro Forma Information

The pro forma information for all periods presented below includes the effect of business combination accounting resulting from the acquisition of Motion Solutions, including amortization of inventory fair value adjustments, amortization of intangible assets, interest expense on borrowings in connection with the acquisition, and the related tax effects, assuming that the acquisition had been consummated as of January 1, 2023. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place on January 1, 2023.

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Revenue	$235,864	$251,838	$466,780	$489,692
Net income	$14,061	$16,281	$31,181	$28,396

Acquisition Costs

Acquisition costs are included in restructuring and acquisition related costs in the consolidated statements of operations. Acquisition-related costs for Motion Solutions was $1.1 million for the six months ended June 28, 2024.

4. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2023	$(24,038)	$(16,604)	$(7,434)
Other comprehensive income (loss)	(3,781)	(3,816)	35
Amounts reclassified from accumulated other comprehensive loss	435	—	435
Balance at June 28, 2024	$(27,384)	$(20,420)	$(6,964)

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

For diluted earnings per common share, the denominator includes the dilutive effect of outstanding common share equivalents. The dilutive effects of outstanding common share equivalents, including outstanding service-based restricted stock units, stock options and performance-based restricted stock units, are determined using the treasury stock method. Performance-based restricted stock units are considered contingently issuable shares, the vesting of which may be based on achievement of specified company financial performance metrics (“attainment-based PSUs”), certain market conditions (“market-based PSUs”) or a hybrid of company financial performance metrics and market conditions (“hybrid PSUs”). The dilutive effects of market-based PSUs are included in the weighted average common share calculation based on the number of shares, if any, that would be issuable as of the end of the reporting period, assuming the end of the reporting period is also the end of the performance period. The dilutive effects of attainment-based and hybrid PSUs are included in the weighted average common share calculation based on the cumulative achievement against the performance targets only when the performance targets have been achieved as of the end of the reporting period.

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Numerators:
Net income	$13,755	$20,879	$28,431	$39,144

Denominators:
Weighted average common shares outstanding— basic	35,946	35,851	35,930	35,830
Dilutive common share equivalents	146	181	180	185
Weighted average common shares outstanding— diluted	36,092	36,032	36,110	36,015
Antidilutive common share equivalents excluded from above	166	141	119	127

Earnings per Common Share:
Basic	$0.38	$0.58	$0.79	$1.09
Diluted	$0.38	$0.58	$0.79	$1.09

For the three and six months ended June 28, 2024, 177 thousand shares of attainment-based PSUs and hybrid PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of June 28, 2024.

For the three and six months ended June 30, 2023, 148 thousand shares of attainment-based PSUs and hybrid PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of June 30, 2023.

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

AS OF JUNE 28, 2024

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

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 28, 2024 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$623	$623	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	1	—	1	—
	$624	$623	$1	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$46	$—	$—	$46
Foreign currency forward contracts	406	—	406	—
Other liabilities:
Contingent considerations - Long-term	301	—	—	301
	$753	$—	$406	$347

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

Changes in the fair value of Level 3 contingent considerations during the six months ended June 28, 2024 were as follows (in thousands):

Amount
Balance at December 31, 2023	$359
Payments	—
Fair value adjustments	—
Effect of foreign exchange rates	(12)
Balance at June 28, 2024	$347

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

As of June 28, 2024, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $191.4 million and a net loss of $0.4 million, respectively. As of December 31, 2023, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $172.3 million and a net gain of $0.1 million, respectively.

The Company recognized an aggregate net gain of $1.0 million and $2.2 million for the three and six months ended June 28, 2024 and an aggregate net gain of $2.1 million and $2.7 million for the three and six months ended June 30, 2023. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

8. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration paid for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances for impairment annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. The Company performed the most recent annual goodwill and indefinite-lived intangible asset impairment test as of the beginning of the second quarter of 2024 and noted no impairment.

The following table summarizes changes in goodwill during the six months ended June 28, 2024 (in thousands):

Balance at beginning of the period	$484,507
Goodwill acquired from Motion Solutions acquisition	106,430
Effect of foreign exchange rate changes	(3,909)
Balance at end of the period	$587,028

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

Goodwill by reportable segment as of June 28, 2024 was as follows (in thousands):

	Reportable Segment
	Precision Medicine and Manufacturing	Medical Solutions	Robotics and Automation	Total
Goodwill	$209,878	$274,035	$254,344	$738,257
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$107,417	$242,313	$237,298	$587,028

Goodwill by reportable segment as of December 31, 2023 was as follows (in thousands):

	Reportable Segment
	Precision Medicine and Manufacturing	Medical Solutions	Robotics and Automation	Total
Goodwill	$211,380	$169,738	$254,618	$635,736
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$108,919	$138,016	$237,572	$484,507

Intangible Assets

Intangible assets as of June 28, 2024 and December 31, 2023, respectively, are summarized as follows (in thousands):

	June 28, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$220,075	$(152,662)	$67,413	$187,092	$(146,342)	$40,750
Customer relationships	266,544	(150,671)	115,873	225,183	(142,478)	82,705
Customer backlog	5,500	(2,750)	2,750	—	—	—
Trademarks and trade names	23,491	(15,616)	7,875	23,628	(15,088)	8,540
Amortizable intangible assets	515,610	(321,699)	193,911	435,903	(303,908)	131,995
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Total intangible assets	$528,637	$(321,699)	$206,938	$448,930	$(303,908)	$145,022

All definite-lived intangible assets are amortized either on a straight-line basis or an economic benefit basis over their remaining estimated useful life. Amortization expense for patents and developed technologies is included in cost of revenue in the accompanying consolidated statements of operations. Amortization expense for customer relationships and definite-lived trademarks, trade names and other intangibles is included in operating expenses in the accompanying consolidated statements of operations. Amortization expense for the three and six months ended June 28, 2024 and June 30, 2023, respectively, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Amortization expense – cost of revenue	$3,685	$3,046	$7,377	$6,068
Amortization expense – operating expenses	6,907	5,124	12,657	10,213
Total amortization expense	$10,592	$8,170	$20,034	$16,281

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

As of June 28, 2024, estimated amortization expense for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2024 (remainder of year)	$7,360	$12,631	$19,991
2025	14,286	22,372	36,658
2026	13,430	20,069	33,499
2027	10,598	15,936	26,534
2028	8,861	12,853	21,714
Thereafter	12,878	42,637	55,515
Total	$67,413	$126,498	$193,911

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	June 28,	December 31,
	2024	2023
Raw materials	$104,147	$104,643
Work-in-process	26,148	21,010
Finished goods	29,354	23,311
Demo and consigned inventory	393	407
Total inventories	$160,042	$149,371

Accrued Expenses and Other Current Liabilities

	June 28,	December 31,
	2024	2023
Accrued compensation and benefits	$25,431	$32,703
Accrued warranty	5,039	5,292
Contract liabilities, current portion	7,144	5,553
Finance lease obligations	738	718
Other	16,278	16,790
Total	$54,630	$61,056

Accrued Warranty

	Six Months Ended
	June 28,	June 30,
	2024	2023
Balance at beginning of the period	$5,292	$5,127
Provision charged to cost of revenue	595	1,075
Warranty liabilities acquired from acquisitions	76	—
Use of provision	(913)	(1,001)
Foreign currency exchange rate changes	(11)	51
Balance at end of the period	$5,039	$5,252

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

Other Long-Term Liabilities

	June 28,	December 31,
	2024	2023
Finance lease obligations	$3,559	$3,934
Accrued contingent considerations and earn-outs	301	311
Other	1,599	1,687
Total	$5,459	$5,932

10. Debt

Outstanding debt consisted of the following (in thousands):

	June 28,	December 31,
	2024	2023
Senior Credit Facilities – term loan	$4,835	$4,994
Less: unamortized debt issuance costs	(22)	(26)
Total current portion of long-term debt	$4,813	$4,968

Senior Credit Facilities – term loan	$69,865	$74,655
Senior Credit Facilities – revolving credit facility	410,325	278,404
Less: unamortized debt issuance costs	(3,077)	(3,655)
Total long-term debt	$477,113	$349,404

Total Senior Credit Facilities	$481,926	$354,372

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

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million that began in March 2020, with the remaining balance due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at any

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

time until maturity. The Company made principal payments of €2.3 million ($2.4 million) towards its term loan and $64.9 million towards its revolving credit facility during the six months ended June 28, 2024.

The Company is required to satisfy certain financial and non-financial covenants under the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of June 28, 2024.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

Fair Value of Debt

As of June 28, 2024 and December 31, 2023, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

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

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Operating lease cost	$2,834	$2,639	$5,801	$5,277
Finance lease cost
Amortization of right-of-use assets	150	151	301	301
Interest on lease liabilities	60	69	122	140
Variable lease cost	342	325	593	561
Total lease cost	$3,386	$3,184	$6,817	$6,279

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	June 28,	December 31,
	2024	2023
Operating leases
Operating lease right-of-use assets	$43,641	$38,302

Current portion of operating lease liabilities	$9,757	$8,189
Operating lease liabilities	41,279	37,345
Total operating lease liabilities	$51,036	$45,534

Finance leases
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(6,573)	(6,272)
Finance lease assets included in property, plant and equipment, net	$3,009	$3,310

Accrued expenses and other current liabilities	$738	$718
Other liabilities	3,559	3,934
Total finance lease liabilities	$4,297	$4,652

Weighted-average remaining lease term (in years):
Operating leases	7.4	7.6
Finance leases	5.0	5.5

Weighted-average discount rate:
Operating leases	4.73%	4.84%
Finance leases	5.54%	5.54%

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Six Months Ended
	June 28,	June 30,
	2024	2023
Cash paid for lease liabilities:
Operating cash outflows related to finance leases	$122	$140
Operating cash outflows related to operating leases	$4,314	$3,966
Financing cash outflows related to finance leases	$355	$313

Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$9,623	$3,186

(1)The amount for the six months ended June 28, 2024 includes $8.1 million of right-of-use assets acquired as part of the Motion Solutions acquisition.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

Future minimum lease payments under operating and finance leases expiring subsequent to June 28, 2024, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2024 (remainder of year)	$5,822	$477
2025	11,448	954
2026	9,571	979
2027	8,199	1,003
2028	5,538	1,003
Thereafter	21,344	501
Total minimum lease payments	61,922	4,917
Less: Interest	(10,886)	(620)
Present value of lease liabilities	$51,036	$4,297

12. Preferred and Common Shares and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of June 28, 2024, no preferred shares had been issued and outstanding.

Common Share Repurchases

In February 2020, the Company’s Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”), authorizing the repurchase of $50.0 million worth of the Company’s common shares. During 2022, the Company repurchased 4 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $0.5 million and an average price of $116.95 per share. During the six months ended June 28, 2024, the Company did not repurchase any shares. As of June 28, 2024, the Company had $49.5 million available for future share repurchases under the 2020 Repurchase Plan.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Selling, general and administrative	$5,552	$4,871	$10,649	$10,402
Research and development and engineering	601	542	1,160	985
Cost of revenue	78	462	499	954
Total share-based compensation expense	$6,231	$5,875	$12,308	$12,341

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors of $1.5 million and $0.9 million during the six months ended June 28, 2024 and June 30, 2023, respectively.

Restricted Stock Units

The Company’s restricted stock units (“RSUs”) have generally been issued with vesting periods ranging from zero to five years and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and historical forfeiture experience.

The table below summarizes activities relating to RSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended June 28, 2024:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	206	$143.97
Granted	97	$158.99
Vested	(97)	$140.29
Forfeited	(7)	$151.54
Unvested at June 28, 2024	199	$152.83
Expected to vest as of June 28, 2024	178

The total fair value of RSUs that vested during the six months ended June 28, 2024 was $15.9 million based on the market price of the underlying shares on the date of vesting.

Performance Stock Units

The Company typically grants PSUs that are based on the Company’s financial performance metrics, market conditions, or a hybrid of company financial performance metrics and market conditions. These PSUs generally cliff vest on the first day following the end of the specified performance period.

The number of common shares to be issued upon settlement following vesting of attainment-based PSUs is determined based on the Company’s financial performance metrics over the specified performance period against the targets established by the Company’s Board of Directors at the time of grant and will be in the range of zero to 200% of the target number of shares. The Company recognizes the related compensation expense ratably over the performance period based on the number of shares that are deemed probable of vesting at the end of the specified performance period. This probability assessment is performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the consolidated statement of operations in the period in which such determination is made.

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

The number of common shares to be issued upon settlement following vesting of PSU awards that are based on the achievement of a hybrid of company financial performance metrics and market conditions (“Hybrid PSUs”) is determined based on the Company's financial performance metrics achieved over the specified performance period against the targets established by the Company's Board of Directors at the time of grant and a market-based multiplier based on the percentile ranking of the relative market performance of the Company’s common stock compared to the Russell 2000 Index companies. The payout will be in the range of zero to 260% of the target number of shares. The Company determines the fair value of these Hybrid PSUs using the Monte-Carlo valuation method as of the grant date. The Company recognizes compensation expense associated with the Hybrid PSUs ratably over the performance period based on the fair value of the PSUs as of the grant date and the number of shares that are deemed probable of vesting based on the estimated achievement of the pertinent company financial performance metrics at the end of the specified performance period. The probability assessment is performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the consolidated statement of operations in the period in which such determination is made.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended June 28, 2024:

	Shares (In thousands)	Weighted Average Grant- Date Fair Value
Unvested at December 31, 2023	205	$160.24
Granted	80	$177.06
Performance adjustments(1)	16	$166.64
Vested	(45)	$168.60
Forfeited	(8)	$166.22
Unvested at June 28, 2024	248	$165.12
Expected to vest as of June 28, 2024	231

(1) The amount shown represents performance adjustments related to the performance-based awards vested during the six months ended June 28, 2024.

The unvested PSUs are shown at target payout levels in the table above. As of June 28, 2024, the maximum number of common shares that could be earned under these PSU grants was approximately 473 thousand shares.

The total fair value of PSUs that vested during the six months ended June 28, 2024 was $7.5 million based on the market price of the underlying common shares on the date of vesting.

The grant-date fair value per unit of the hybrid PSUs granted during the six months ended June 28, 2024 was estimated using the Monte Carlo valuation method with the following assumptions:

Three Months Ended June 28, 2024
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

The table below summarizes the activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended June 28, 2024:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2023	132	$102.86
Granted	53	$157.48
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of June 28, 2024	185	$118.57
Exercisable as of June 28, 2024	87
Expected to vest as of June 28, 2024	98

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

The aggregate Black-Scholes fair value of $3.3 million for the stock options granted during the six months ended June 28, 2024 was estimated using the following assumptions as of the grant date:

Six Months Ended June 28, 2024
Expected option term in years	4.5
Expected volatility	40.3%
Risk-free interest rate	4.2%
Expected annual dividend yield	—

The expected option term was calculated using the simplified method permitted under Codification of Staff Accounting Bulletins Topic 14, “Share-Based Payment”. The expected volatility was determined based on the historical volatility of the Company’s common shares over the expected option term. The risk-free interest rate was based on treasury instruments whose terms were six months longer than the expected option term. The expected annual dividend yield is zero as the Company does not have plans to issue dividends.

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

The Company’s effective tax rate of 19.7% for the three months ended June 28, 2024 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, and R&D tax credits, partially offset by disallowed compensation deductions, uncertain tax position accruals, and Pillar Two inclusion.

The Company’s effective tax rate of 16.5% for the six months ended June 28, 2024 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and windfall tax benefits upon vesting of share-based compensation awards, partially offset by disallowed compensation deductions, uncertain tax position accruals, and Pillar Two inclusion. For the six months ended June 28, 2024, the tax benefits upon vesting of certain share-based compensation awards had a benefit of 3.5% on the Company’s effective tax rate.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

14. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
2024 restructuring	$2,523	$—	$3,071	—
2022 restructuring	—	677	—	2,874
2020 restructuring	—	459	—	733
Total restructuring charges	2,523	1,136	3,071	3,607
Acquisition and related charges	20	98	1,755	103
Total restructuring, acquisition, and related costs	$2,543	$1,234	$4,826	$3,710

2024 Restructuring

As a result of the Company’s acquisitions and ongoing integration activities, the Company initiated the 2024 restructuring program in the first quarter of 2024 in order to reduce operating complexity. During the three and six months ended June 28, 2024, the Company recorded $2.5 million and $3.1 million, respectively, in severance, facility related and other charges in connection with the 2024 restructuring program. As of June 28, 2024, the Company had incurred cumulative costs of $3.1 million related to this restructuring program. The Company anticipates substantially completing the 2024 restructuring program by the end of 2024 and expects to incur additional restructuring charges of $3.0 million to $4.0 million related to the 2024 restructuring program.

The following table summarizes restructuring costs associated with the 2024 restructuring program by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Precision Medicine and Manufacturing	$1,853	$—	$1,888	$—
Medical Solutions	151	—	357	—
Robotics and Automation	166	—	410	—
Unallocated Corporate and Shared Services	353	—	416	—
Total	$2,523	$—	$3,071	$—

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility Related	Other
Balance at December 31, 2023	$2,850	$1,038	$1,680	$132
Restructuring charges	3,071	2,231	659	181
Cash payments	(2,447)	(992)	(1,163)	(292)
Non-cash write-offs and other adjustments	(40)	(12)	(32)	4
Balance at June 28, 2024	$3,434	$2,265	$1,144	$25

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled less than $0.1 million and $1.8 million for the three and six months ended June 28, 2024, respectively, and $0.1 million for both the three and six months ended June 30, 2023. The majority of acquisition and related costs for the three and six months ended June 28, 2024 and the three and six months ended June 30, 2023 were included in the Company’s unallocated Corporate and Shared Services reportable segment.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
Revenue	2024	2023	2024	2023
Precision Medicine and Manufacturing	$63,952	$74,333	$129,186	$143,861
Medical Solutions	104,525	83,322	206,977	160,962
Robotics and Automation	67,387	71,809	130,617	143,767
Total	$235,864	$229,464	$466,780	$448,590

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
Gross Profit	2024	2023	2024	2023
Precision Medicine and Manufacturing	$30,580	$36,513	$62,364	$70,846
Medical Solutions	40,364	34,257	79,755	66,143
Robotics and Automation	33,388	34,909	63,937	67,724
Unallocated Corporate and Shared Services	(643)	(1,556)	(1,951)	(2,962)
Total	$103,689	$104,123	$204,105	$201,751

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
Gross Profit Margin	2024	2023	2024	2023
Precision Medicine and Manufacturing	47.8%	49.1%	48.3%	49.2%
Medical Solutions	38.6%	41.1%	38.5%	41.1%
Robotics and Automation	49.5%	48.6%	48.9%	47.1%
Total	44.0%	45.4%	43.7%	45.0%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
Operating Income (Loss)	2024	2023	2024	2023
Precision Medicine and Manufacturing	$12,744	$19,611	$28,488	$36,295
Medical Solutions	12,276	10,083	24,265	19,924
Robotics and Automation	14,648	15,248	26,864	27,248
Unallocated Corporate and Shared Services	(13,953)	(12,744)	(28,295)	(24,957)
Total	$25,715	$32,198	$51,322	$58,510

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
Depreciation and Amortization Expenses	2024	2023	2024	2023
Precision Medicine and Manufacturing	$2,453	$2,661	$4,815	$5,257
Medical Solutions	7,235	4,044	13,325	8,017
Robotics and Automation	3,994	4,917	7,995	9,762
Unallocated Corporate and Shared Services	434	315	910	632
Total	$14,116	$11,937	$27,045	$23,668

Revenue by Geography

The Company aggregates geographic revenue based on the customer locations where products are shipped to. Revenue by geography was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
United States	$123,391	$107,594	$240,472	$211,436
Germany	31,919	32,097	65,100	66,959
Rest of Europe	32,528	34,537	63,499	63,902
China	19,014	20,854	36,085	38,652
Rest of Asia-Pacific	25,334	27,390	52,590	55,501
Other	3,678	6,992	9,034	12,140
Total	$235,864	$229,464	$466,780	$448,590

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

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Medical	58%	53%	57%	53%
Advanced Industrial	42%	47%	43%	47%
Total	100%	100%	100%	100%

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses, capital expenditures and level of business activities; risks associated with epidemics, pandemics or other public health crises; our dependence upon our ability to respond to fluctuations in product demand; our ability to continuously innovate, introduce new products in a timely manner, and manage transitions to new product innovations effectively; customer order timing and other similar factors; disruptions or breaches in security of our or our third-party providers’ information technology systems; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; risks associated with increased outsourcing of components manufacturing; our exposure to increased tariffs, trade restrictions or taxes on our products; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; our failure to accurately forecast component and raw material requirements leading to additional costs and significant delays in shipments; production difficulties and product delivery delays or disruptions; our exposure to extensive medical device regulations, which may impede or hinder the approval, certification or sale of our products and, in some cases, may ultimately result in an inability to obtain approval or certification of certain products or may result in the recall or seizure of previously approved or certified products; potential penalties for violating foreign and U.S. federal and state healthcare laws and regulations; impact of healthcare industry cost containment and healthcare reform measures; changes in governmental regulations related to our business or products; actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements; our failure to implement new information technology systems successfully; changes in foreign currency rates; our failure to realize the full value of our intangible assets; our reliance on original equipment manufacturer customers; increasing scrutiny and changing expectations from investors, customers, governments and other stakeholders and third parties with respect to corporate sustainability policies and practices; the effects of climate change and related regulatory responses; our exposure to the credit risk of some of our customers and in weakened markets; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; changes in tax laws and fluctuations in our effective tax rates; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; our existing indebtedness limiting our ability to engage in certain activities; volatility in the market price for our common shares; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the heading “Risk Factors”, as updated in our other filings with the Securities and Exchange Commission.

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

Medical Market

For the six months ended June 28, 2024, the medical market accounted for approximately 57% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the six months ended June 28, 2024, the advanced industrial market accounted for approximately 43% of our revenue. Revenue from our products sold to the advanced industrial market is affected by several factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, financial conditions of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the PMI on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Business Environment

Inflationary Pressures

In the first half of 2024, we continued to experience higher than normal inflation of raw material and component prices and labor costs. We have generally been able to offset increases in these costs through various productivity cost reduction initiatives, as well as increasing our selling prices to pass through some of these higher costs to our customers. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs. Additionally, the inflationary pressures have given rise to significant increases in interest rates as various governments used monetary policy to contain and reduce inflation. As a result, our year to date weighted average interest rate increased from approximately 5.8% as of June 30, 2023 to approximately 6.6% as of June 28, 2024. These higher interest rates have caused access to credit to be more expensive and have impacted demand from some of our OEM customers, as they see some of their end market customers deferring new capital equipment orders due to the higher interest rate environment.

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

Results of Operations for the Three and Six Months Ended June 28, 2024 Compared with the Three and Six Months Ended June 30, 2023

Overview of Financial Results

Total revenue of $235.9 million for the three months ended June 28, 2024 increased $6.4 million, or 2.8%, from the prior year period primarily due to revenue from the Motion Solutions acquisition, partially offset by decreased demand in our advanced industrial end markets. The effect of our Motion Solutions acquisition resulted in an increase in revenue of $20.3 million, or 8.9%. In addition, foreign currency exchange rates unfavorably impacted our revenue by $1.7 million, or 0.8%, for the three months ended June 28, 2024.

Total revenue of $466.8 million for the six months ended June 28, 2024 increased $18.2 million, or 4.1%, from the prior year period primarily due to revenue from the Motion Solutions acquisition, partially offset by decreased demand in our advanced industrial end markets. The effect of our Motion Solutions acquisition resulted in an increase in revenue of $41.5 million, or 9.3%. In addition, foreign currency exchange rates unfavorably impacted our revenue by $1.8 million, or 0.4%, for the six months ended June 28, 2024.

Operating income of $25.7 million for the three months ended June 28, 2024 decreased $6.5 million, or 20.1%, from the prior year period. This decrease was attributable to an increase in selling, general and administrative expenses of $2.6 million, an increase in amortization expense of $1.8 million, and an increase in restructuring, acquisition, and related charges of $1.3 million.

Operating income of $51.3 million for the six months ended June 28, 2024 decreased $7.2 million, or 12.3%, from the prior year period. This decrease was attributable to an increase in selling, general and administrative expenses of $5.2 million, an increase in amortization expense of $2.4 million, and an increase in restructuring, acquisition, and related charges of $1.1 million, partially offset by an increase in gross profit of $2.4 million.

Basic earnings per common share (“Basic EPS”) of $0.38 for the three months ended June 28, 2024 decreased $0.20 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.38 for the three months ended June 28, 2024 decreased $0.20 from the prior year period. The decreases were primarily due to a decrease in operating income and an increase in interest expense.

Basic EPS of $0.79 for the six months ended June 28, 2024 decreased $0.30 from the prior year period. Diluted EPS of $0.79 for the six months ended June 28, 2024 decreased $0.30 from the prior year period. The decreases were primarily due to a decrease in operating income and an increase in interest expense.

Revenue

The following tables set forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	June 28,	June 30,	Increase	Percentage
	2024	2023	(Decrease)	Change
Precision Medicine and Manufacturing	$63,952	$74,333	$(10,381)	(14.0)%
Medical Solutions	104,525	83,322	21,203	25.4%
Robotics and Automation	67,387	71,809	(4,422)	(6.2)%
Total	$235,864	$229,464	$6,400	2.8%

	Six Months Ended
	June 28,	June 30,	Increase	Percentage
	2024	2023	(Decrease)	Change
Precision Medicine and Manufacturing	$129,186	$143,861	$(14,675)	(10.2)%
Medical Solutions	206,977	160,962	46,015	28.6%
Robotics and Automation	130,617	143,767	(13,150)	(9.1)%
Total	$466,780	$448,590	$18,190	4.1%

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment revenue for the three months ended June 28, 2024 decreased $10.4 million, or 14.0%, versus the prior year period, primarily due to weaker demand in our advanced industrial end markets.

Precision Medicine and Manufacturing segment revenue for the six months ended June 28, 2024 decreased $14.7 million, or 10.2%, versus the prior year period, primarily due to weaker demand in our advanced industrial end markets.

Medical Solutions

Medical Solutions segment revenue for the three months ended June 28, 2024 increased $21.2 million, or 25.4%, versus the prior year period, primarily due to $20.3 million of revenue contributions from the current year acquisition, an increase in sales of our minimally invasive surgery and detection and analysis products, partially offset by a decrease in revenue from visualization solutions products as a result of exiting the product line.

Medical Solutions segment revenue for the six months ended June 28, 2024 increased $46.0 million, or 28.6%, versus the prior year period, primarily due to $41.5 million of revenue contributions from the current year acquisition, an increase in sales of our minimally invasive surgery and detection and analysis products, partially offset by a decrease in revenue from visualization solutions products as a result of exiting the product line.

Robotics and Automation

Robotics and Automation segment revenue for the three months ended June 28, 2024 decreased $4.4 million, or 6.2%, versus the prior year period, primarily due to a decrease in demand in our advanced industrial end markets.

Robotics and Automation segment revenue for the six months ended June 28, 2024 decreased $13.2 million, or 9.1%, versus the prior year period, primarily due to a decrease in demand in our advanced industrial end markets.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Gross profit:
Precision Medicine and Manufacturing	$30,580	$36,513	$62,364	$70,846
Medical Solutions	40,364	34,257	79,755	66,143
Robotics and Automation	33,388	34,909	63,937	67,724
Unallocated Corporate and Shared Services	(643)	(1,556)	(1,951)	(2,962)
Total	$103,689	$104,123	$204,105	$201,751
Gross profit margin:
Precision Medicine and Manufacturing	47.8%	49.1%	48.3%	49.2%
Medical Solutions	38.6%	41.1%	38.5%	41.1%
Robotics and Automation	49.5%	48.6%	48.9%	47.1%
Total	44.0%	45.4%	43.7%	45.0%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, trade tariffs, freight costs, headcount, inventory excess and obsolescence, and warranty expenses.

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment gross profit for the three months ended June 28, 2024 decreased $5.9 million, or 16.2%, versus the prior year period, primarily due to a decrease in both revenue and gross profit margin. Precision Medicine and Manufacturing segment gross profit margin was 47.8% for the three months ended June 28, 2024, versus a gross profit margin of 49.1% for the prior year period. The decrease in gross profit margin was primarily attributable to lower factory utilization due to a decline in production volumes.

Precision Medicine and Manufacturing segment gross profit for the six months ended June 28, 2024 decreased $8.5 million, or 12.0%, versus the prior year period, primarily due to a decrease in both revenue and gross profit margin. Precision Medicine and Manufacturing segment gross profit margin was 48.3% for the six months ended June 28, 2024, versus a gross profit margin of 49.2% for the prior year period. The decrease in gross profit margin was primarily attributable to lower factory utilization due to a decline in production volumes.

Medical Solutions

Medical Solutions segment gross profit for the three months ended June 28, 2024 increased $6.1 million, or 17.8%, versus the prior year period, primarily due to an increase in revenue. Medical Solutions segment gross profit margin was 38.6% for the three months ended June 28, 2024, versus a gross profit margin of 41.1% for the prior year period. The decrease was primarily due to an inventory related charge associated with our visualization solutions product line closure, which resulted in a 2.4 percentage point reduction in gross profit margin, and higher amortization expense on intangible assets primarily from the current year acquisition, which resulted in a 0.9 percentage point reduction in gross profit margin. Improved factory utilization in our minimally invasive surgery and detection and analysis products, partially offset by the dilutive effect of Motion Solution acquisition on gross profit margin, resulted in a 0.8 percentage point increase in gross profit margin.

Medical Solutions segment gross profit for the six months ended June 28, 2024 increased $13.6 million, or 20.6% versus the prior year period, primarily due to an increase in revenue. Medical Solutions segment gross profit margin was 38.5% for the six months ended June 28, 2024, versus a gross profit margin of 41.1% for the prior year period. The decrease was primarily due to an inventory related charge associated with our visualization solutions product line closure, which resulted in a 1.2 percentage point reduction in gross profit margin, and higher amortization expense on intangible assets and inventory fair value adjustments primarily from the current year acquisition, which resulted in a 2.2 percentage point reduction in gross profit margin. Improved efficiency in factory utilization in our minimally invasive surgery and detection and analysis products, partially offset by the dilutive effect of Motion Solution acquisition on gross profit margin, resulted in a 0.8 percentage point increase in gross profit margin.

Robotics and Automation

Robotics and Automation segment gross profit for the three months ended June 28, 2024 decreased $1.5 million, or 4.4%, versus the prior year period, primarily due to a decrease in revenue. Robotics and Automation segment gross profit margin was 49.5% for the three months ended June 28, 2024, versus 48.6% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory efficiency.

Robotics and Automation segment gross profit for the six months ended June 28, 2024 decreased $3.8 million, or 5.6%, versus the prior year period, primarily due to a decrease in revenue. Robotics and Automation segment gross profit margin was 48.9% for the six months ended June 28, 2024, versus 47.1% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory efficiency.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments. These costs for the three months ended June 28, 2024 decreased $0.9 million versus the prior year period.

Unallocated corporate and shared services costs for the six months ended June 28, 2024 decreased $1.0 million versus the prior year period.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Research and development and engineering	$23,731	$23,380	$46,977	$46,208
Selling, general and administrative	44,793	42,187	88,323	83,110
Amortization of purchased intangible assets	6,907	5,124	12,657	10,213
Restructuring, acquisition, and related costs	2,543	1,234	4,826	3,710
Total	$77,974	$71,925	$152,783	$143,241

Research and Development and Engineering Expenses

Research and Development and Engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $23.7 million, or 10.1% of revenue, during the three months ended June 28, 2024, versus $23.4 million, or 10.2% of revenue, during the prior year period.

R&D expenses were $47.0 million, or 10.1% of revenue, during the six months ended June 28, 2024, versus $46.2 million, or 10.3% of revenue, during the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $44.8 million, or 19.0% of revenue, during the three months ended June 28, 2024, versus $42.2 million, or 18.4% of revenue, during the prior year period. The increase in SG&A expenses in terms of total dollars and as a percentage of revenue was primarily due to increases in compensation related expenses and discretionary spending, mostly as a result of the current year acquisition.

SG&A expenses were $88.3 million, or 18.9% or revenue, during the six months ended June 28, 2024, versus $83.1 million, or 18.5% of revenue, during the prior year period. SG&A expenses increased in terms of total dollars and as a percentage of revenue primarily due to higher compensation related expenses and discretionary spending, mostly as a result of the current year acquisition.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $6.9 million, or 2.9% of revenue, during the three months ended June 28, 2024, versus $5.1 million, or 2.2% of revenue, during the prior year period. The increase in terms of total dollars and as a percentage of revenue was the result of more acquired intangible assets from the current year acquisition.

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $12.7 million, or 2.7% of revenue, during the six months ended June 28, 2024, versus $10.2 million, or 2.3% of revenue, during the prior year period. The increase in terms of total dollars and as a percentage of revenue was the result of more acquired intangible assets from the current year acquisition.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $2.5 million during the three months ended June 28, 2024, versus $1.2 million during the prior year period. The increase in restructuring, acquisition and related costs is primarily due to expenses related to the 2024 restructuring plan.

We recorded restructuring, acquisition, and related costs of $4.8 million during the six months ended June 28, 2024, versus $3.7 million during the prior year period. The increase was primarily due to a $1.7 million increase in acquisition and related expenses related to the current year acquisition.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Operating Income (Loss)
Precision Medicine and Manufacturing	$12,744	$19,611	$28,488	$36,295
Medical Solutions	12,276	10,083	24,265	19,924
Robotics and Automation	14,648	15,248	26,864	27,248
Unallocated Corporate and Shared Services	(13,953)	(12,744)	(28,295)	(24,957)
Total	$25,715	$32,198	$51,322	$58,510

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment operating income was $12.7 million, or 19.9% of revenue, during the three months ended June 28, 2024, versus $19.6 million, or 26.4% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $5.9 million, and an increase in restructuring, acquisition, and related costs of $1.3 million.

Precision Medicine and Manufacturing segment operating income was $28.5 million, or 22.1% of revenue, during the six months ended June 28, 2024, versus $36.3 million, or 25.2% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $8.5 million, partially offset by a decrease in R&D expenses of $1.0 million.

Medical Solutions

Medical Solutions segment operating income was $12.3 million, or 11.7% of revenue, during the three months ended June 28, 2024, versus $10.1 million, or 12.1% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $6.1 million, partially offset by an increase in R&D expenses of $1.1 million, and an increase in amortization expense of $2.3 million as a result of the current year acquisition.

Medical Solutions segment operating income was $24.3 million, or 11.7% of revenue, during the six months ended June 28, 2024, versus $19.9 million, or 12.4% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $13.6 million, partially offset by an increase in R&D expenses of $2.9 million, an increase in SG&A expenses of $2.4 million and an increase in amortization expense of $3.5 million as a result of the current year acquisition.

Robotics and Automation

Robotics and Automation segment operating income was $14.6 million, or 21.7% of revenue, during the three months ended June 28, 2024, versus $15.2 million, or 21.2% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $1.5 million, partially offset by a decrease in R&D expenses of $0.7 million.

Robotics and Automation segment operating income was $26.9 million, or 20.6% of revenue, during the six months ended June 28, 2024, versus $27.2 million, or 19.0% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $3.8 million, partially offset by a decrease in R&D expenses of $1.4 million, a decrease in restructuring, acquisition and related costs of $1.4 million and a decrease in amortization expense of $0.8 million due to certain intangible assets being fully amortized in 2023.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended June 28, 2024 increased $1.2 million versus the prior year period. The increase in operating loss was primarily due to an increase in compensation related expenses.

Unallocated corporate and shared services costs for the six months ended June 28, 2024 increased $3.3 million versus the prior year period. The increase in operating loss was primarily due to an increase in SG&A expenses of $2.5 million, and an increase in restructuring, acquisition and related expenses of $1.6 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Interest income (expense), net	$(8,266)	$(6,810)	$(16,520)	$(13,142)
Foreign exchange transaction gains (losses), net	$(264)	$74	$(585)	$(3)
Other income (expense), net	$(55)	$(191)	$(171)	$(357)

Interest Income (Expense), Net

Net interest expense was $8.3 million for the three months ended June 28, 2024, versus $6.8 million for the prior year period. The increase in net interest expense was primarily due to an increase in average debt levels to fund the Motion Solutions acquisition and an increase in the weighted average interest rate on our senior credit facilities, partially offset by an increase in interest income. The weighted average interest rate on our senior credit facilities was 6.74% during the three months ended June 28, 2024, versus 6.14% during the prior year period.

Net interest expense was $16.5 million for the six months ended June 28, 2024, versus $13.1 million for the prior year period. The increase in net interest expense was primarily due to an increase in average debt levels to fund the Motion Solutions acquisition and an increase in the weighted average interest rate on our senior credit facilities, partially offset by an increase in interest income. The weighted average interest rate on our senior credit facilities was 6.64% during the six months ended June 28, 2024, versus 5.84% during the prior year period.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were nominal for both the three and six months ended June 28, 2024 and the three and six months ended June 30, 2023.

Other Income (Expense), Net

Net other expense was nominal for both the three and six months ended June 28, 2024 and the three and six months ended June 30, 2023.

Income Tax Provision (Benefit)

Our effective tax rate for the three months ended June 28, 2024 was 19.7%, versus 17.4% for the prior year period. Our effective tax rate of 19.7% for the three months ended June 28, 2024 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, and R&D tax credits, partially offset by disallowed compensation deductions, uncertain tax position accruals, and Pillar Two inclusion.

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

Our effective tax rate for the six months ended June 28, 2024 was 16.5%, versus 13.0% for the prior year period. Our effective tax rate of 16.5% for the six months ended June 28, 2024 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and windfall tax benefits upon vesting of share-based compensation awards, partially offset by disallowed compensation deductions, uncertain tax position accruals, and Pillar two inclusion. For the six months ended June 28, 2024, the windfall tax benefits upon vesting of certain share-based compensation awards had a benefit of 3.5% on our effective tax rate.

Our effective tax rate of 13.0% for the six months ended June 30, 2023 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by disallowed compensation deductions and uncertain tax position accruals. For the six months ended June 30, 2023, the tax benefits upon vesting of certain share-based compensation awards had a benefit of 4.0% on our effective tax rate.

On December 12, 2022, the EU member states agreed to implement the Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Model Rules. These rules, which impose a global corporate minimum income tax rate of 15%, have been enacted or introduced in proposed legislation in 45 countries. Additional countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. We have estimated the impact of this minimum tax in our effective tax rate analysis, which did not have a material impact on our financial results in the current period. We continue to monitor developments and anticipate further legislative activity in 2024.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside of our control, such as economic consequences of geopolitical conflicts, monetary policy changes in the U.S. and other countries and their impact on the global financial markets, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and other market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Our cash requirements primarily consist of principal and interest payments associated with our Senior Credit Facilities (as defined below), operating and finance leases, purchase commitments, and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to

Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Through June 28, 2024, we have not entered into any other material new or modified contractual obligations since December 31, 2023.

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

As of June 28, 2024, $58.6 million of our $98.5 million cash and cash equivalents was held by subsidiaries outside of Canada and the U.S. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities. Approximately $95.0 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the U.S. as of June 28, 2024. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

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

On October 5, 2021, we entered into an amendment (the “Fourth Amendment”) to the Credit Agreement to exercise the accordion option. The Fourth Amendment increased the revolving credit facility commitment under the Credit Agreement by $200.0 million, from $495.0 million to $695.0 million, and reset the uncommitted accordion option to $200.0 million for potential future expansion.

On March 10, 2022, we entered into an amendment (the “Fifth Amendment”) to the Credit Agreement to extend the maturity date thereof from December 31, 2024 to March 10, 2027, update the pricing grid, replace LIBOR with SOFR as the reference rate for U.S. dollar borrowings, and increase the uncommitted accordion option from $200 million to $350 million.

As of June 28, 2024, we had $74.7 million term loan and $410.3 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Credit Agreement, plus a margin ranging between 0.00% and 0.75% per annum, determined by reference to our consolidated leverage ratio, or (b) the Term SOFR Screen Rate, the Alternative Currency Daily Rate or the Alternative Currency Term Rate, as defined in the Credit Agreement, plus a margin ranging between 0.75% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.30% per annum, determined by reference to our consolidated leverage ratio. As of June 28, 2024, we had outstanding borrowings under the Credit Agreement denominated in Euro and U.S. dollars of $95.0 million and $390.0 million, respectively.

The Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of June 28, 2024:

	Requirement	Actual
Maximum consolidated leverage ratio (1)	3.50	2.21
Minimum consolidated fixed charge coverage ratio	1.50	4.32

(1)Maximum consolidated leverage ratio shall be increased to 4.00 for four consecutive quarters following a designated acquisition, as defined in the Fifth Amendment.

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

In February 2020, our Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of $50.0 million worth of common shares. Share repurchases have been made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. We did not repurchase any shares during the six months ended June 28, 2024. We had $49.5 million available for share repurchases under the 2020 Repurchase Plan as of June 28, 2024.

Cash Flows for the Six Months Ended June 28, 2024 and June 30, 2023

The following tables summarize our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Six Months Ended
	June 28,	June 30,
	2024	2023
Net cash provided by operating activities	$73,924	$36,442
Net cash used in investing activities	$(202,552)	$(6,946)
Net cash provided by (used in) financing activities	$121,440	$(40,819)

	As of
	June 28,	December 31,
	2024	2023
Cash and cash equivalents	$98,468	$105,051
Unused and available funds under the revolving credit facility	$284,675	$416,596

Operating Cash Flows

Cash provided by operating activities was $73.9 million for the six months ended June 28, 2024, versus $36.4 million for the prior year period. Cash provided by operating activities for the six months ended June 28, 2024 increased from the prior year period primarily as a result of better net working capital management.

Investing Cash Flows

Cash used in investing activities was $202.6 million for the six months ended June 28, 2024, primarily driven by the Motion Solutions acquisition. We paid cash consideration of $191.2 million, net of cash acquired and net working capital adjustments. We also paid $11.4 million for capital expenditures.

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

Financing Cash Flows

Cash provided by financing activities was $121.4 million for the six months ended June 28, 2024, primarily driven by $198.0 million of borrowings under our revolving credit facility to fund the Motion Solutions acquisition, partially offset by $67.3 million of term loan and revolving credit facility repayments and $8.9 million of payroll tax payments upon vesting of share-based compensation awards.

Cash used in financing activities was $40.8 million for the six months ended June 30, 2023, primarily due to $30.5 million of term loan and revolving credit facility repayments and $10.0 million of payroll tax payments upon vesting of share-based compensation awards.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates through June 28, 2024 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Recent Accounting Pronouncements

See Note 1 to Unaudited Interim Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended June 28, 2024, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 28, 2024, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 28, 2024.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended June 28, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of these claims will have a material adverse effect upon our financial condition or results of operations but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect upon our financial condition or results of operations.

Item 1A. Risk Factors

Our risk factors are described in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes in our risk factors as included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K

None.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Rule 10b5-1 Trading Plans

No officers or directors adopted, modified, and/or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 28, 2024.

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board of Directors and Chief Executive Officer	August 6, 2024
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	August 6, 2024
Robert J. Buckley