Form 10-Q
period 2024-09-27
NOVANTA INC
filed 2024-11-05
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2024

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

As of October 29, 2024, there were 35,921,328 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	September 27,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$92,690	$105,051
Accounts receivable, net of allowance of $630 and $571, respectively	164,502	139,410
Inventories	154,021	149,371
Prepaid income taxes and income taxes receivable	12,844	8,105
Prepaid expenses and other current assets	12,877	13,360
Total current assets	436,934	415,297
Property, plant and equipment, net	119,596	109,449
Operating lease assets	44,645	38,302
Deferred tax assets	19,239	27,862
Other assets	5,927	5,617
Intangible assets, net	198,394	145,022
Goodwill	594,088	484,507
Total assets	$1,418,823	$1,226,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,016	$4,968
Accounts payable	68,720	57,195
Income taxes payable	15,414	7,767
Current portion of operating lease liabilities	9,981	8,189
Accrued expenses and other current liabilities	57,469	61,056
Total current liabilities	156,600	139,175
Long-term debt	452,502	349,404
Operating lease liabilities	42,672	37,345
Deferred tax liabilities	14,324	16,305
Income taxes payable	5,340	4,435
Other liabilities	5,190	5,932
Total liabilities	676,628	552,596
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,916 and 35,814, respectively	423,856	423,856
Additional paid-in capital	79,928	70,180
Retained earnings	251,085	203,462
Accumulated other comprehensive loss	(12,674)	(24,038)
Total stockholders' equity	742,195	673,460
Total liabilities and stockholders’ equity	$1,418,823	$1,226,056

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Revenue	$244,405	$221,503	$711,185	$670,093
Cost of revenue	135,190	119,912	397,865	366,751
Gross profit	109,215	101,591	313,320	303,342
Operating expenses:
Research and development and engineering	23,253	22,022	70,230	68,230
Selling, general and administrative	44,319	39,648	132,642	122,758
Amortization of purchased intangible assets	6,589	5,131	19,246	15,344
Restructuring, acquisition, and related costs	2,499	4,481	7,325	8,191
Total operating expenses	76,660	71,282	229,443	214,523
Operating income	32,555	30,309	83,877	88,819
Interest income (expense), net	(8,079)	(6,756)	(24,599)	(19,898)
Foreign exchange transaction gains (losses), net	(202)	(370)	(787)	(373)
Other income (expense), net	(49)	(189)	(220)	(546)
Income before income taxes	24,225	22,994	58,271	68,002
Income tax provision	5,033	1,771	10,648	7,635
Net income	$19,192	$21,223	$47,623	$60,367

Earnings per common share (Note 5):
Basic	$0.53	$0.59	$1.33	$1.68
Diluted	$0.53	$0.59	$1.32	$1.68

Weighted average common shares outstanding—basic	35,959	35,856	35,940	35,839
Weighted average common shares outstanding—diluted	36,129	36,041	36,116	36,024

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Net income	$19,192	$21,223	$47,623	$60,367
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	14,869	(8,786)	11,053	(1,980)
Pension liability adjustments, net of tax (2)	(159)	515	311	676
Total other comprehensive income (loss)	14,710	(8,271)	11,364	(1,304)
Total consolidated comprehensive income	$33,902	$12,952	$58,987	$59,063

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

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Retained	Accumulated Other
	# of Shares	Amount	Capital	Earnings	Comprehensive Loss	Total

	Three Months Ended September 27, 2024
Balance at June 28, 2024	35,895	$423,856	$73,627	$231,893	$(27,384)	$701,992
Net income	—	—	—	19,192	—	19,192
Common shares issued under stock plans	23	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(2)	—	(63)	—	—	(63)
Share-based compensation	—	—	6,364	—	—	6,364
Other comprehensive income (loss), net of tax	—	—	—	—	14,710	14,710
Balance at September 27, 2024	35,916	$423,856	$79,928	$251,085	$(12,674)	$742,195

	Nine Months Ended September 27, 2024
Balance at December 31, 2023	35,814	$423,856	$70,180	$203,462	$(24,038)	$673,460
Net income	—	—	—	47,623	—	47,623
Common shares issued under stock plans	159	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(57)	—	(8,924)	—	—	(8,924)
Share-based compensation	—	—	18,672	—	—	18,672
Other comprehensive income (loss), net of tax	—	—	—	—	11,364	11,364
Balance at September 27, 2024	35,916	$423,856	$79,928	$251,085	$(12,674)	$742,195

	Three Months Ended September 29, 2023
Balance at June 30, 2023	35,808	$423,856	$57,488	$169,728	$(25,042)	$626,030
Net income	—	—	—	21,223	—	21,223
Common shares issued under stock plans	3	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(1)	—	(163)	—	—	(163)
Share-based compensation	—	—	6,037	—	—	6,037
Other comprehensive income (loss), net of tax	—	—	—	—	(8,271)	(8,271)
Balance at September 29, 2023	35,810	$423,856	$63,362	$190,951	$(33,313)	$644,856

	Nine Months Ended September 29, 2023
Balance at December 31, 2022	35,711	$423,856	$55,155	$130,584	$(32,009)	$577,586
Net income	—	—	—	60,367	—	60,367
Common shares issued under stock plans	167	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(68)	—	(10,171)	—	—	(10,171)
Share-based compensation	—	—	18,378	—	—	18,378
Other comprehensive income (loss), net of tax	—	—	—	—	(1,304)	(1,304)
Balance at September 29, 2023	35,810	$423,856	$63,362	$190,951	$(33,313)	$644,856

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	September 27,	September 29,
	2024	2023
Cash flows from operating activities:
Net income	$47,623	$60,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,200	35,065
Provision for inventory excess and obsolescence	7,325	6,563
Impairment of assets	—	1,421
Share-based compensation	18,672	18,378
Deferred income taxes	(11,908)	(12,328)
Inventory acquisition fair value adjustments	2,777	—
Other	1,273	1,289
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(16,087)	(6,371)
Inventories	416	5,619
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(2,378)	(3,444)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	7,506	(24,759)
Other non-current assets and liabilities	531	(717)
Net cash provided by operating activities	96,950	81,083
Cash flows from investing activities:
Cash paid for business acquisitions, net of working capital adjustments	(191,200)	—
Purchases of property, plant and equipment	(14,913)	(13,741)
Net cash used in investing activities	(206,113)	(13,741)
Cash flows from financing activities:
Borrowings under revolving credit facilities	198,000	—
Repayments under term loan and revolving credit facilities	(95,983)	(82,047)
Payments of withholding taxes from share-based awards	(8,924)	(10,171)
Other financing activities	(534)	(565)
Net cash provided by (used in) financing activities	92,559	(92,783)
Effect of exchange rates on cash and cash equivalents	4,243	1,297
Decrease in cash and cash equivalents	(12,361)	(24,144)
Cash and cash equivalents, beginning of the period	105,051	100,105
Cash and cash equivalents, end of the period	$92,690	$75,961
Supplemental disclosure of cash flow information:
Cash paid for interest	$25,376	$19,290
Cash paid for income taxes	$18,807	$28,684
Income tax refunds received	$1,069	$275

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2024

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

AS OF SEPTEMBER 27, 2024

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

2. Revenue

The Company accounts for its revenue transactions in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” which requires entities to recognize revenue in a way that depicts the transfer of control over goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

AS OF SEPTEMBER 27, 2024

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of September 27, 2024 and December 31, 2023, contract liabilities were $8.3 million and $5.8 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the nine months ended September 27, 2024 is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by $4.5 million of revenue recognized during the period that was included in the contract liability balance as of December 31, 2023.

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

AS OF SEPTEMBER 27, 2024

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

Based upon the Company’s preliminary valuation, the purchase price for Motion Solutions was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$776
Accounts receivable	8,515
Inventory	14,032
Property, plant and equipment	3,126
Operating lease assets	8,076
Intangible assets	83,000
Goodwill	106,569
Other assets	1,002
Total assets acquired	225,096
Accounts payable	5,305
Operating lease liabilities	8,514
Deferred tax liabilities	18,171
Other liabilities	1,130
Total liabilities assumed	33,120
Total assets acquired, net of liabilities assumed	191,976
Less: cash acquired	776
Purchase price, net of cash acquired	$191,200

The purchase price allocation is preliminary as the Company is in the process of collecting additional information. The estimated purchase price allocation previously disclosed in the Form 10-Q for the period ended March 29, 2024 was revised during the second and third quarter of 2024 as new information was received and analyzed resulting in an increase in Inventory of $0.5 million, an increase in Intangible assets of $2.6 million, an increase in Other assets of $0.4 million, an increase in Deferred tax liabilities of $0.6 million, an increase in Other liabilities of $0.7 million and a decrease in Goodwill of $2.2 million.

The fair value of intangible assets for Motion Solutions is comprised of the following:

	Estimated Fair	Amortization
	Value (In thousands)	Period
Developed technologies	$34,400	7 years
Customer relationships	43,100	13 years
Backlog	5,500	1 year
Total	$83,000

The preliminary purchase price allocation resulted in $83.0 million of identifiable intangible assets and $106.6 million of goodwill. As the Motion Solutions acquisition was structured as a stock acquisition for income tax purposes, the goodwill is not

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2024

(Unaudited)

deductible. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) Motion Solution’s ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) Motion Solution’s ability to grow the business through new product introductions; and (iii) cost improvements due to the integration of Motion Solution’s operations into the Company’s existing infrastructure.

The operating results of Motion Solutions were included in the Company’s results of operations beginning January 2, 2024. Motion Solutions contributed revenues of $62.6 million and a loss before income taxes of $1.3 million to the Company’s operating results for the nine months ended September 27, 2024. The loss before income taxes from Motion Solutions for the period from the acquisition date through September 27, 2024 included amortization of inventory fair value adjustments of $2.8 million and amortization of purchased intangible assets of $9.7 million.

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

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Revenue	$244,405	$244,686	$711,185	$734,378
Net income	$19,003	$17,159	$50,184	$45,555

Acquisition Costs

Acquisition costs are included in restructuring and acquisition related costs in the consolidated statements of operations. Acquisition-related costs for Motion Solutions was $1.0 million for the nine months ended September 27, 2024.

4. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2023	$(24,038)	$(16,604)	$(7,434)
Other comprehensive income (loss)	10,699	11,053	(354)
Amounts reclassified from accumulated other comprehensive loss	665	—	665
Balance at September 27, 2024	$(12,674)	$(5,551)	$(7,123)

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

AS OF SEPTEMBER 27, 2024

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

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Numerators:
Net income	$19,192	$21,223	$47,623	$60,367

Denominators:
Weighted average common shares outstanding— basic	35,959	35,856	35,940	35,839
Dilutive common share equivalents	170	185	176	185
Weighted average common shares outstanding— diluted	36,129	36,041	36,116	36,024
Antidilutive common share equivalents excluded from above	102	49	113	101

Earnings per Common Share:
Basic	$0.53	$0.59	$1.33	$1.68
Diluted	$0.53	$0.59	$1.32	$1.68

For the three and nine months ended September 27, 2024, 174 thousand shares of attainment-based PSUs and hybrid PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of September 27, 2024.

For the three and nine months ended September 29, 2023, 143 thousand shares of attainment-based PSUs and hybrid PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of September 29, 2023.

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

AS OF SEPTEMBER 27, 2024

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

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 27, 2024 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Prepaid expenses and other current assets:
Foreign currency forward contracts	$14	$—	$14	$—
	$14	$—	$14	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$48	$—	$—	$48
Foreign currency forward contracts	250	—	250	—
Other liabilities:
Contingent considerations - Long-term	313	—	—	313
	$611	$—	$250	$361

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2024

(Unaudited)

Changes in the fair value of Level 3 contingent considerations during the nine months ended September 27, 2024 were as follows (in thousands):

Amount
Balance at December 31, 2023	$359
Payments	—
Fair value adjustments	—
Effect of foreign exchange rates	2
Balance at September 27, 2024	$361

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

As of September 27, 2024, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $187.9 million and a net loss of $0.2 million, respectively. As of December 31, 2023, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $172.3 million and a net gain of $0.1 million, respectively.

The Company recognized an aggregate net gain of $2.1 million and $4.3 million for the three and nine months ended September 27, 2024. The Company recognized an aggregate net loss of $0.2 million and an aggregate net gain of $2.5 million for the three and nine months ended September 29, 2023. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

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

The following table summarizes changes in goodwill during the nine months ended September 27, 2024 (in thousands):

Amount
Balance at beginning of the period	$484,507
Goodwill acquired from Motion Solutions acquisition	106,569
Effect of foreign exchange rate changes	3,012
Balance at end of the period	$594,088

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2024

(Unaudited)

Goodwill by reportable segment as of September 27, 2024 was as follows (in thousands):

	Reportable Segment
	Precision Medicine and Manufacturing	Medical Solutions	Robotics and Automation	Total
Goodwill	$213,407	$276,676	$255,234	$745,317
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$110,946	$244,954	$238,188	$594,088

Goodwill by reportable segment as of December 31, 2023 was as follows (in thousands):

	Reportable Segment
	Precision Medicine and Manufacturing	Medical Solutions	Robotics and Automation	Total
Goodwill	$211,380	$169,738	$254,618	$635,736
Accumulated impairment of goodwill	(102,461)	(31,722)	(17,046)	(151,229)
Total	$108,919	$138,016	$237,572	$484,507

Intangible Assets

Intangible assets as of September 27, 2024 and December 31, 2023, respectively, are summarized as follows (in thousands):

	September 27, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$223,048	$(158,765)	$64,283	$187,092	$(146,342)	$40,750
Customer relationships	270,286	(158,032)	112,254	225,183	(142,478)	82,705
Customer backlog	5,500	(4,125)	1,375	—	—	—
Trademarks and trade names	23,861	(16,406)	7,455	23,628	(15,088)	8,540
Amortizable intangible assets	522,695	(337,328)	185,367	435,903	(303,908)	131,995
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Total intangible assets	$535,722	$(337,328)	$198,394	$448,930	$(303,908)	$145,022

All definite-lived intangible assets are amortized either on a straight-line basis or an economic benefit basis over their remaining estimated useful life. Amortization expense for patents and developed technologies is included in cost of revenue in the accompanying consolidated statements of operations. Amortization expense for customer relationships and definite-lived trademarks, trade names and other intangibles is included in operating expenses in the accompanying consolidated statements of operations. Amortization expense for the three and nine months ended September 27, 2024 and September 29, 2023, respectively, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Amortization expense – cost of revenue	$3,708	$3,051	$11,086	$9,119
Amortization expense – operating expenses	6,589	5,131	19,246	15,344
Total amortization expense	$10,297	$8,182	$30,332	$24,463

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2024

(Unaudited)

As of September 27, 2024, estimated amortization expense for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2024 (remainder of year)	$3,727	$6,620	$10,347
2025	14,425	22,544	36,969
2026	13,533	20,209	33,742
2027	10,669	16,032	26,701
2028	8,917	12,917	21,834
Thereafter	13,012	42,762	55,774
Total	$64,283	$121,084	$185,367

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	September 27,	December 31,
	2024	2023
Raw materials	$98,731	$104,643
Work-in-process	26,581	21,010
Finished goods	28,344	23,311
Demo and consigned inventory	365	407
Total inventories	$154,021	$149,371

Accrued Expenses and Other Current Liabilities

	September 27,	December 31,
	2024	2023
Accrued compensation and benefits	$27,511	$32,703
Accrued warranty	4,982	5,292
Contract liabilities, current portion	8,342	5,553
Finance lease obligations	749	718
Other	15,885	16,790
Total	$57,469	$61,056

Accrued Warranty

	Nine Months Ended
	September 27,	September 29,
	2024	2023
Balance at beginning of the period	$5,292	$5,127
Provision charged to cost of revenue	888	1,837
Warranty liabilities acquired from acquisitions	76	—
Use of provision	(1,322)	(1,467)
Foreign currency exchange rate changes	48	1
Balance at end of the period	$4,982	$5,498

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2024

(Unaudited)

Other Long-Term Liabilities

	September 27,	December 31,
	2024	2023
Finance lease obligations	$3,369	$3,934
Accrued contingent considerations and earn-outs	313	311
Other	1,508	1,687
Total	$5,190	$5,932

10. Debt

Outstanding debt consisted of the following (in thousands):

	September 27,	December 31,
	2024	2023
Senior Credit Facilities – term loan	$5,037	$4,994
Less: unamortized debt issuance costs	(21)	(26)
Total current portion of long-term debt	$5,016	$4,968

Senior Credit Facilities – term loan	$71,518	$74,655
Senior Credit Facilities – revolving credit facility	383,772	278,404
Less: unamortized debt issuance costs	(2,788)	(3,655)
Total long-term debt	$452,502	$349,404

Total Senior Credit Facilities	$457,518	$354,372

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

On March 27, 2020, the Company entered into an amendment (the “First Amendment”) to the Third Amended and Restated Credit Agreement and exercised a portion of the uncommitted accordion option. The First Amendment increased the revolving credit facility commitment by $145.0 million, from $350.0 million to $495.0 million, and reset the uncommitted accordion option to $200.0 million for potential future expansion.

On October 5, 2021, the Company entered into an amendment (the “Fourth Amendment”) to the Third Amended and Restated Credit Agreement to exercise the accordion option. The Fourth Amendment increased the revolving credit facility commitment by $200.0 million, from $495.0 million to $695.0 million, and reset the uncommitted accordion option to $200.0 million for potential future expansion.

On March 10, 2022, the Company entered into an amendment (the “Fifth Amendment”) to the Third Amended and Restated Credit Agreement to extend the maturity date from December 31, 2024 to March 10, 2027, update the pricing grid, replace LIBOR with SOFR as the reference rate for U.S. dollar borrowings, and increase the uncommitted accordion option from $200 million to $350 million.

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million that began in March 2020, with the remaining balance due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at any

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2024

(Unaudited)

time until maturity. The Company made principal payments of €3.4 million ($3.7 million) towards its term loan and $92.3 million towards its revolving credit facility during the nine months ended September 27, 2024.

The Company is required to satisfy certain financial and non-financial covenants under the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of September 27, 2024.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

Fair Value of Debt

As of September 27, 2024 and December 31, 2023, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

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

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Operating lease cost	$3,466	$2,639	$9,267	$7,916
Finance lease cost
Amortization of right-of-use assets	151	150	452	452
Interest on lease liabilities	58	68	180	208
Variable lease cost	303	227	895	787
Total lease cost	$3,978	$3,084	$10,794	$9,363

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2024

(Unaudited)

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	September 27,	December 31,
	2024	2023
Operating leases
Operating lease right-of-use assets	$44,645	$38,302

Current portion of operating lease liabilities	$9,981	$8,189
Operating lease liabilities	42,672	37,345
Total operating lease liabilities	$52,653	$45,534

Finance leases
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(6,724)	(6,272)
Finance lease assets included in property, plant and equipment, net	$2,858	$3,310

Accrued expenses and other current liabilities	$749	$718
Other liabilities	3,369	3,934
Total finance lease liabilities	$4,118	$4,652

Weighted-average remaining lease term (in years):
Operating leases	7.5	7.6
Finance leases	4.8	5.5

Weighted-average discount rate:
Operating leases	4.78%	4.84%
Finance leases	5.54%	5.54%

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Nine Months Ended
	September 27,	September 29,
	2024	2023
Cash paid for lease liabilities:
Operating cash outflows related to finance leases	$180	$208
Operating cash outflows related to operating leases	$6,723	$5,916
Financing cash outflows related to finance leases	$534	$484

Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$12,733	$3,893

(1)The amount for the nine months ended September 27, 2024 includes $8.1 million of right-of-use assets acquired as part of the Motion Solutions acquisition.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2024

(Unaudited)

Future minimum lease payments under operating and finance leases expiring subsequent to September 27, 2024, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2024 (remainder of year)	$1,866	$238
2025	11,888	954
2026	10,445	979
2027	8,949	1,003
2028	6,204	1,003
Thereafter	25,183	503
Total minimum lease payments	64,535	4,680
Less: Interest	(11,882)	(562)
Present value of lease liabilities	$52,653	$4,118

12. Preferred and Common Shares and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of September 27, 2024, no preferred shares had been issued and outstanding.

Common Share Repurchases

In February 2020, the Company’s Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”), authorizing the repurchase of $50.0 million worth of the Company’s common shares. During 2022, the Company repurchased 4 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $0.5 million and an average price of $116.95 per share. During the nine months ended September 27, 2024, the Company did not repurchase any shares. As of September 27, 2024, the Company had $49.5 million available for future share repurchases under the 2020 Repurchase Plan.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Selling, general and administrative	$5,357	$5,229	$16,006	$15,631
Research and development and engineering	636	510	1,796	1,495
Cost of revenue	371	298	870	1,252
Total share-based compensation expense	$6,364	$6,037	$18,672	$18,378

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units and deferred stock units granted to the members of the Company’s Board of Directors of $1.6 million and $1.2 million during the nine months ended September 27, 2024 and September 29, 2023, respectively.

Restricted Stock Units

The Company’s restricted stock units (“RSUs”) have generally been issued with vesting periods ranging from zero to five years and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2024

(Unaudited)

over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and historical forfeiture experience.

The table below summarizes activities relating to RSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 27, 2024:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	206	$143.97
Granted	102	$159.52
Vested	(102)	$140.93
Forfeited	(10)	$152.90
Unvested at September 27, 2024	196	$153.16
Expected to vest as of September 27, 2024	178

The total fair value of RSUs that vested during the nine months ended September 27, 2024 was $16.2 million based on the market price of the underlying shares on the date of vesting.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2024

(Unaudited)

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 27, 2024:

	Shares (In thousands)	Weighted Average Grant- Date Fair Value
Unvested at December 31, 2023	205	$160.24
Granted	80	$177.06
Performance adjustments(1)	16	$166.64
Vested	(45)	$168.60
Forfeited	(11)	$168.05
Unvested at September 27, 2024	245	$165.03
Expected to vest as of September 27, 2024	228

(1) The amount shown represents performance adjustments related to the performance-based awards vested during the nine months ended September 27, 2024.

The unvested PSUs are shown at target payout levels in the table above. As of September 27, 2024, the maximum number of common shares that could be earned under these PSU grants was approximately 470 thousand shares.

The total fair value of PSUs that vested during the nine months ended September 27, 2024 was $7.5 million based on the market price of the underlying common shares on the date of vesting.

The grant-date fair value per unit of the hybrid PSUs granted during the nine months ended September 27, 2024 was estimated using the Monte Carlo valuation method with the following assumptions:

Nine Months Ended September 27, 2024
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

The table below summarizes the activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 27, 2024:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2023	132	$102.86
Granted	53	$157.48
Exercised	(15)	$14.13
Forfeited or expired	—	$—
Outstanding as of September 27, 2024	170	$128.03
Exercisable as of September 27, 2024	72
Expected to vest as of September 27, 2024	98

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2024

(Unaudited)

The aggregate Black-Scholes fair value of $3.3 million for the stock options granted during the nine months ended September 27, 2024 was estimated using the following assumptions as of the grant date:

Nine Months Ended September 27, 2024
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

The Company maintains a valuation allowance on deferred tax assets associated with certain U.S. state net operating losses, credits and certain non-U.S. tax attributes that the Company has determined are not more likely than not to be realized. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company continuously reassesses the possibility of adding a new or additional valuation allowance or releasing the valuation allowance currently in place on its deferred tax assets.

The Company’s effective tax rate of 20.8% for the three months ended September 27, 2024 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and R&D tax credits, partially offset by disallowed compensation deductions, uncertain tax position accruals, and Pillar Two inclusion.

The Company’s effective tax rate of 18.3% for the nine months ended September 27, 2024 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and windfall tax benefits upon vesting of share-based compensation awards, partially offset by disallowed compensation deductions, uncertain tax position accruals, and Pillar Two inclusion. For the nine months ended September 27, 2024, the tax benefits upon vesting of certain share-based compensation awards had a benefit of 3.1% on the Company’s effective tax rate.

The Company’s effective tax rate of 7.7% for the three months ended September 29, 2023 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and windfall tax benefits upon vesting of share-based compensation awards, partially offset by disallowed compensation deductions and uncertain tax position accruals.

The Company’s effective tax rate of 11.2% for the nine months ended September 29, 2023 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and windfall tax benefits upon vesting of share-based compensation awards, partially offset by disallowed compensation deductions and uncertain tax position accruals. For the nine months ended September 29, 2023, the tax benefits upon vesting of certain share-based compensation awards had a benefit of 4.5% on the Company’s effective tax rate.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2024

(Unaudited)

14. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
2024 restructuring	$1,919	$—	$4,990	$—
2022 restructuring	—	2,450	—	5,324
2020 restructuring	—	1,880	—	2,613
Total restructuring charges	1,919	4,330	4,990	7,937
Acquisition and related charges	580	151	2,335	254
Total restructuring, acquisition, and related costs	$2,499	$4,481	$7,325	$8,191

2024 Restructuring

As a result of the Company’s acquisitions and ongoing integration activities, the Company initiated the 2024 restructuring program in the first quarter of 2024 in order to reduce operating complexity. During the three and nine months ended September 27, 2024, the Company recorded $2.0 million and $5.0 million, respectively, in severance, facility related and other charges in connection with the 2024 restructuring program. As of September 27, 2024, the Company had incurred cumulative costs of $5.0 million related to this restructuring program. The Company anticipates substantially completing the 2024 restructuring program by the end of 2024 and expects to incur additional restructuring charges of $1.0 million to $2.0 million related to the 2024 restructuring program.

The following table summarizes restructuring costs associated with the 2024 restructuring program by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Precision Medicine and Manufacturing	$795	$—	$2,683	$—
Medical Solutions	785	—	1,142	—
Robotics and Automation	266	—	676	—
Unallocated Corporate and Shared Services	73	—	489	—
Total	$1,919	$—	$4,990	$—

Rollforward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility Related	Other
Balance at December 31, 2023	$2,850	$1,038	$1,680	$132
Restructuring charges	4,990	3,007	1,786	197
Cash payments	(4,241)	(2,229)	(1,687)	(325)
Non-cash write-offs and other adjustments	(584)	10	(598)	4
Balance at September 27, 2024	$3,015	$1,826	$1,181	$8

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $0.6 million and $2.3 million for the three and nine months ended September 27, 2024, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 29, 2023. The majority of acquisition and related costs for the three and nine months ended September 27, 2024 and the three and nine months ended September 29, 2023 were included in the Company’s unallocated Corporate and Shared Services reportable segment.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2024

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

AS OF SEPTEMBER 27, 2024

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

Reportable Segment Financial Information

Revenue, gross profit, gross profit margin, operating income (loss), and depreciation and amortization expenses by reportable segment were as follows (in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
Revenue	2024	2023	2024	2023
Precision Medicine and Manufacturing	$60,595	$71,277	$189,781	$215,138
Medical Solutions	103,783	83,378	310,760	244,340
Robotics and Automation	80,027	66,848	210,644	210,615
Total	$244,405	$221,503	$711,185	$670,093

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
Gross Profit	2024	2023	2024	2023
Precision Medicine and Manufacturing	$27,048	$36,208	$89,412	$107,054
Medical Solutions	42,373	34,027	122,128	100,170
Robotics and Automation	40,569	32,652	104,506	100,376
Unallocated Corporate and Shared Services	(775)	(1,296)	(2,726)	(4,258)
Total	$109,215	$101,591	$313,320	$303,342

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
Gross Profit Margin	2024	2023	2024	2023
Precision Medicine and Manufacturing	44.6%	50.8%	47.1%	49.8%
Medical Solutions	40.8%	40.8%	39.3%	41.0%
Robotics and Automation	50.7%	48.8%	49.6%	47.7%
Total	44.7%	45.9%	44.1%	45.3%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 27, 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
Operating Income (Loss)	2024	2023	2024	2023
Precision Medicine and Manufacturing	$11,879	$18,508	$40,367	$54,803
Medical Solutions	12,421	11,050	36,686	30,974
Robotics and Automation	22,086	12,208	48,950	39,456
Unallocated Corporate and Shared Services	(13,831)	(11,457)	(42,126)	(36,414)
Total	$32,555	$30,309	$83,877	$88,819

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
Depreciation and Amortization Expenses	2024	2023	2024	2023
Precision Medicine and Manufacturing	$2,806	$2,644	$7,621	$7,901
Medical Solutions	6,891	3,860	20,216	11,877
Robotics and Automation	4,015	4,705	12,010	14,467
Unallocated Corporate and Shared Services	443	188	1,353	820
Total	$14,155	$11,397	$41,200	$35,065

Revenue by Geography

The Company aggregates geographic revenue based on the customer locations where products are shipped to. Revenue by geography was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
United States	$124,328	$110,462	$364,800	$321,898
Germany	33,559	33,263	98,659	100,222
Rest of Europe	30,584	34,257	94,083	98,159
China	24,623	15,679	60,708	54,331
Rest of Asia-Pacific	27,147	24,060	79,737	79,561
Other	4,164	3,782	13,198	15,922
Total	$244,405	$221,503	$711,185	$670,093

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

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Medical	54%	57%	56%	54%
Advanced Industrial	46%	43%	44%	46%
Total	100%	100%	100%	100%

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

Medical Market

For the nine months ended September 27, 2024, the medical market accounted for approximately 56% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the nine months ended September 27, 2024, the advanced industrial market accounted for approximately 44% of our revenue. Revenue from our products sold to the advanced industrial market is affected by several factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, financial conditions of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the PMI on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Business Environment

Inflationary Pressures

During the nine months ended September 27, 2024, we continued to experience higher than normal inflation of raw material and component prices and labor costs. We have generally been able to offset increases in these costs through various productivity cost reduction initiatives, as well as increasing our selling prices to pass through some of these higher costs to our customers. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs. Additionally, the inflationary pressures gave rise to significant increases in interest rates in recent periods as various governments used monetary policy to contain and reduce inflation. As a result, our year to date weighted average interest rate increased from approximately 6.1% as of September 29, 2023 to approximately 6.7% as of September 27, 2024. These higher interest rates have caused access to credit to be more expensive and have impacted demand from some of our OEM customers, as they see some of their end market customers deferring new capital equipment orders due to the higher interest rate environment.

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

Results of Operations for the Three and Nine Months Ended September 27, 2024 Compared with the Three and Nine Months Ended September 29, 2023

Overview of Financial Results

Total revenue of $244.4 million for the three months ended September 27, 2024 increased $22.9 million, or 10.3%, from the prior year period primarily due to revenue from the Motion Solutions acquisition. The effect of our Motion Solutions acquisition resulted in an increase in revenue of $21.1 million, or 9.5%. In addition, foreign currency exchange rates favorably impacted our revenue by $1.8 million, or 0.8%, for the three months ended September 27, 2024.

Total revenue of $711.2 million for the nine months ended September 27, 2024 increased $41.1 million, or 6.1%, from the prior year period primarily due to revenue from the Motion Solutions acquisition, partially offset by decreased demand in our end markets including Motion Solutions end markets. The effect of our Motion Solutions acquisition resulted in an increase in revenue of $62.6 million, or 9.3%.

Operating income of $32.6 million for the three months ended September 27, 2024 increased $2.2 million, or 7.4%, from the prior year period. This increase was attributable to an increase in gross profit of $7.6 million and a decrease in restructuring, acquisition and related charges of $2.0 million, partially offset by an increase in selling, general and administrative expenses of $4.7 million, an increase in amortization expense of $1.5 million, and an increase in research and development expenses of $1.2 million.

Operating income of $83.9 million for the nine months ended September 27, 2024 decreased $4.9 million, or 5.6%, from the prior year period. This decrease was attributable to an increase in selling, general and administrative expenses of $9.9 million, an increase in amortization expense of $3.9 million, and an increase in research and development expenses of $2.0 million, partially offset by an increase in gross profit of $10.0 million and a decrease in restructuring, acquisition and related charges of $0.9 million.

Basic earnings per common share (“Basic EPS”) of $0.53 for the three months ended September 27, 2024 decreased $0.06 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.53 for the three months ended September 27, 2024 decreased $0.06 from the prior year period. The decreases were primarily due to an increase in interest expense and an increase in income tax provision, partially offset by an increase in operating income.

Basic EPS of $1.33 for the nine months ended September 27, 2024 decreased $0.35 from the prior year period. Diluted EPS of $1.32 for the nine months ended September 27, 2024 decreased $0.36 from the prior year period. The decreases were primarily due to a decrease in operating income, an increase in interest expense, and an increase in income tax provision.

Revenue

The following tables set forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	September 27,	September 29,	Increase	Percentage
	2024	2023	(Decrease)	Change
Precision Medicine and Manufacturing	$60,595	$71,277	$(10,682)	(15.0)%
Medical Solutions	103,783	83,378	20,405	24.5%
Robotics and Automation	80,027	66,848	13,179	19.7%
Total	$244,405	$221,503	$22,902	10.3%

	Nine Months Ended
	September 27,	September 29,	Increase	Percentage
	2024	2023	(Decrease)	Change
Precision Medicine and Manufacturing	$189,781	$215,138	$(25,357)	(11.8)%
Medical Solutions	310,760	244,340	66,420	27.2%
Robotics and Automation	210,644	210,615	29	0.0%
Total	$711,185	$670,093	$41,092	6.1%

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment revenue for the three months ended September 27, 2024 decreased $10.7 million, or 15.0%, versus the prior year period, primarily due to weaker demand in our advanced industrial end market and our precision medicine end market.

Precision Medicine and Manufacturing segment revenue for the nine months ended September 27, 2024 decreased $25.4 million, or 11.8%, versus the prior year period, primarily due to weaker demand in our advanced industrial end market and our precision medicine end market.

Medical Solutions

Medical Solutions segment revenue for the three months ended September 27, 2024 increased $20.4 million, or 24.5%, versus the prior year period, primarily due to $21.1 million of revenue contributions from the current year acquisition and an increase in sales of minimally invasive surgery products, partially offset by a decrease in revenue from visualization solutions products as a result of exiting the product line.

Medical Solutions segment revenue for the nine months ended September 27, 2024 increased $66.4 million, or 27.2%, versus the prior year period, primarily due to $62.6 million of revenue contributions from the current year acquisition, an increase in sales of detection and analysis products and an increase in sales of minimally invasive surgery products, partially offset by a decrease in revenue from visualization solutions products as a result of exiting the product line.

Robotics and Automation

Robotics and Automation segment revenue for the three months ended September 27, 2024 increased $13.2 million, or 19.7%, versus the prior year period, primarily due to an increase in demand from advanced industrial end markets.

Robotics and Automation segment revenue for the nine months ended September 27, 2024 was flat versus the prior year period.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Gross profit:
Precision Medicine and Manufacturing	$27,048	$36,208	$89,412	$107,054
Medical Solutions	42,373	34,027	122,128	100,170
Robotics and Automation	40,569	32,652	104,506	100,376
Unallocated Corporate and Shared Services	(775)	(1,296)	(2,726)	(4,258)
Total	$109,215	$101,591	$313,320	$303,342
Gross profit margin:
Precision Medicine and Manufacturing	44.6%	50.8%	47.1%	49.8%
Medical Solutions	40.8%	40.8%	39.3%	41.0%
Robotics and Automation	50.7%	48.8%	49.6%	47.7%
Total	44.7%	45.9%	44.1%	45.3%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, trade tariffs, freight costs, headcount, inventory excess and obsolescence, and warranty expenses.

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment gross profit for the three months ended September 27, 2024 decreased $9.2 million, or 25.3%, versus the prior year period, primarily due to a decrease in both revenue and gross profit margin. Precision Medicine and Manufacturing segment gross profit margin was 44.6% for the three months ended September 27, 2024, versus a gross profit margin of 50.8% for the prior year period. The decrease in gross profit margin was primarily attributable to lower factory utilization due to a decline in production volumes and unfavorable product mix.

Precision Medicine and Manufacturing segment gross profit for the nine months ended September 27, 2024 decreased $17.6 million, or 16.5%, versus the prior year period, primarily due to a decrease in both revenue and gross profit margin. Precision Medicine and Manufacturing segment gross profit margin was 47.1% for the nine months ended September 27, 2024, versus a gross profit margin of 49.8% for the prior year period. The decrease in gross profit margin was primarily attributable to lower factory utilization due to a decline in production volumes, and unfavorable product mix.

Medical Solutions

Medical Solutions segment gross profit for the three months ended September 27, 2024 increased $8.3 million, or 24.5%, versus the prior year period, primarily due to an increase in revenue. Medical Solutions segment gross profit margin was 40.8% for the three months ended September 27, 2024, which was unchanged from the prior year period. Gross profit margins were favorably impacted by higher factory productivity in our minimally invasive surgery and detection and analysis products, fully offset by the dilutive effect of the Motion Solutions acquisition on gross profit margin.

Medical Solutions segment gross profit for the nine months ended September 27, 2024 increased $22.0 million, or 21.9%, versus the prior year period, primarily due to an increase in revenue. Medical Solutions segment gross profit margin was 39.3% for the nine months ended September 27, 2024, versus a gross profit margin of 41.0% for the prior year period. The decrease was primarily due to an inventory related charge associated with our visualization solutions product line closure, which resulted in a 0.8 percentage point reduction in gross profit margin, and higher amortization expense on intangible assets and inventory fair value adjustments primarily from the current year acquisition, which resulted in a 2.1 percentage point reduction in gross profit margin. Improved efficiency in factory productivity in our minimally invasive surgery and detection and analysis products, partially offset by the dilutive effect of the Motion Solutions acquisition on gross profit margin, resulted in a 1.2 percentage point increase in gross profit margin.

Robotics and Automation

Robotics and Automation segment gross profit for the three months ended September 27, 2024 increased $7.9 million, or 24.2%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Robotics and Automation segment gross profit margin was 50.7% for the three months ended September 27, 2024, versus 48.8% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory efficiency.

Robotics and Automation segment gross profit for the nine months ended September 27, 2024 increased $4.1 million, or 4.1%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Robotics and Automation segment gross profit margin was 49.6% for the nine months ended September 27, 2024, versus 47.7% for the prior year period. The increase in gross profit margin was primarily attributable to improved factory efficiency.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Research and development and engineering	$23,253	$22,022	$70,230	$68,230
Selling, general and administrative	44,319	39,648	132,642	122,758
Amortization of purchased intangible assets	6,589	5,131	19,246	15,344
Restructuring, acquisition, and related costs	2,499	4,481	7,325	8,191
Total	$76,660	$71,282	$229,443	$214,523

Research and Development and Engineering Expenses

Research and Development and Engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $23.3 million, or 9.5% of revenue, during the three months ended September 27, 2024, versus $22.0 million, or 9.9% of revenue, during the prior year period. The increase in R&D expenses in terms of total dollars was primarily due to an increase in costs from the current year acquisition.

R&D expenses were $70.2 million, or 9.9% of revenue, during the nine months ended September 27, 2024, versus $68.2 million, or 10.2% of revenue, during the prior year period. The increase in R&D expenses in terms of total dollars was primarily due to an increase in cost from the current year acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $44.3 million, or 18.1% of revenue, during the three months ended September 27, 2024, versus $39.6 million, or 17.9% of revenue, during the prior year period. The increase in SG&A expenses, both in total dollars and as a percentage of revenue, was primarily driven by officer transition costs, higher recruiting expenditures, and increased costs from the current year acquisition.

SG&A expenses were $132.6 million, or 18.7% of revenue, during the nine months ended September 27, 2024, versus $122.8 million, or 18.3% of revenue, during the prior year period. The increase in SG&A expenses, both in total dollars and as a percentage of revenue, was primarily driven by officer transition costs, higher recruiting expenditures, and increased costs from the current year acquisition.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $6.6 million, or 2.7% of revenue, during the three months ended September 27, 2024, versus $5.1 million, or 2.3% of revenue, during the prior year period. The increase in terms of total dollars and as a percentage of revenue was the result of more acquired intangible assets from the current year acquisition.

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $19.2 million, or 2.7% of revenue, during the nine months ended September 27, 2024, versus $15.3 million, or 2.3% of revenue, during the prior year period. The increase in terms of total dollars and as a percentage of revenue was the result of more acquired intangible assets from the current year acquisition.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $2.5 million during the three months ended September 27, 2024, versus $4.5 million during the prior year period. The decrease in restructuring, acquisition and related costs was primarily due to a decrease in our restructuring programs.

We recorded restructuring, acquisition, and related costs of $7.3 million during the nine months ended September 27, 2024, versus $8.2 million during the prior year period. The decrease in restructuring, acquisition and related costs was primarily due to a decrease in our restructuring programs.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Operating Income (Loss)
Precision Medicine and Manufacturing	$11,879	$18,508	$40,367	$54,803
Medical Solutions	12,421	11,050	36,686	30,974
Robotics and Automation	22,086	12,208	48,950	39,456
Unallocated Corporate and Shared Services	(13,831)	(11,457)	(42,126)	(36,414)
Total	$32,555	$30,309	$83,877	$88,819

Precision Medicine and Manufacturing

Precision Medicine and Manufacturing segment operating income was $11.9 million, or 19.6% of revenue, during the three months ended September 27, 2024, versus $18.5 million, or 26.0% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $9.2 million, partially offset by a decrease in R&D expenses of $1.5 million and a decrease in restructuring, acquisition and related costs of $0.8 million.

Precision Medicine and Manufacturing segment operating income was $40.4 million, or 21.3% of revenue, during the nine months ended September 27, 2024, versus $54.8 million, or 25.5% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $17.6 million, partially offset by a decrease in R&D expenses of $2.5 million.

Medical Solutions

Medical Solutions segment operating income was $12.4 million, or 12.0% of revenue, during the three months ended September 27, 2024, versus $11.1 million, or 13.3% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $8.3 million, partially offset by an increase in R&D expenses of $2.6 million, an increase in SG&A expenses of $1.9 million and an increase in amortization expense of $2.0 million as a result of the current year acquisition.

Medical Solutions segment operating income was $36.7 million, or 11.8% of revenue, during the nine months ended September 27, 2024, versus $31.0 million, or 12.7% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $22.0 million, partially offset by an increase in R&D expenses of $5.5 million, an increase in SG&A expenses of $4.3 million and an increase in amortization expense of $5.4 million as a result of the current year acquisition. Additionally, restructuring, acquisition and related costs increased $1.0 million compared to the prior year period.

Robotics and Automation

Robotics and Automation segment operating income was $22.1 million, or 27.6% of revenue, during the three months ended September 27, 2024, versus $12.2 million, or 18.3% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $7.9 million and a decrease in restructuring, acquisition and related costs of $1.8 million.

Robotics and Automation segment operating income was $49.0 million, or 23.2% of revenue, during the nine months ended September 27, 2024, versus $39.5 million, or 18.7% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $4.1 million, a decrease in restructuring, acquisition and related costs of $3.1 million, a decrease in R&D expenses of $1.4 million, and a decrease in amortization expense of $1.2 million.

Unallocated Corporate and Shared Services

Unallocated corporate and shared services costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended September 27, 2024 increased $2.4 million versus the prior year period. The increase in operating loss was primarily due to an increase in SG&A expenses of $2.7 million.

Unallocated corporate and shared services costs for the nine months ended September 27, 2024 increased $5.7 million versus the prior year period. The increase in operating loss was primarily due to an increase in SG&A expenses of $5.3 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Interest income (expense), net	$(8,079)	$(6,756)	$(24,599)	$(19,898)
Foreign exchange transaction gains (losses), net	(202)	(370)	(787)	(373)
Other income (expense), net	(49)	(189)	(220)	(546)

Interest Income (Expense), Net

Net interest expense was $8.1 million for the three months ended September 27, 2024, versus $6.8 million for the prior year period. The increase in net interest expense was primarily due to an increase in average debt levels to fund the Motion Solutions acquisition and an increase in the weighted average interest rate on our senior credit facilities, partially offset by an increase in interest income. The weighted average interest rate on our senior credit facilities was 6.83% during the three months ended September 27, 2024, versus 6.68% during the prior year period.

Net interest expense was $24.6 million for the nine months ended September 27, 2024, versus $19.9 million for the prior year period. The increase in net interest expense was primarily due to an increase in average debt levels to fund the Motion Solutions acquisition and an increase in the weighted average interest rate on our senior credit facilities, partially offset by an increase in interest income. The weighted average interest rate on our senior credit facilities was 6.68% during the nine months ended September 27, 2024, versus 6.12% during the prior year period.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were nominal for both the three and nine months ended September 27, 2024 and the three and nine months ended September 29, 2023.

Other Income (Expense), Net

Net other expense was nominal for both the three and nine months ended September 27, 2024 and the three and nine months ended September 29, 2023.

Income Tax Provision (Benefit)

Our effective tax rate for the three months ended September 27, 2024 was 20.8%, versus 7.7% for the prior year period. Our effective tax rate of 20.8% for the three months ended September 27, 2024 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and R&D tax credits, partially offset by disallowed compensation deductions, uncertain tax position accruals, and Pillar Two inclusion.

Our effective tax rate for the three months ended September 29, 2023 of 7.7% differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and windfall tax benefits upon vesting of share-based compensation awards, partially offset by disallowed compensation deductions and uncertain tax position accruals.

Our effective tax rate for the nine months ended September 27, 2024 was 18.3%, versus 11.2% for the prior year period. Our effective tax rate of 18.3% for the nine months ended September 27, 2024 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible

Income, U.K. patent box deductions, R&D tax credits, and windfall tax benefits upon vesting of share based compensation awards, partially offset by disallowed compensation deductions, uncertain tax position accruals, and Pillar Two inclusion. For the nine months ended September 27, 2024, the tax benefits upon vesting of certain share-based compensation awards had a benefit of 3.1% on our effective tax rate.

Our effective tax rate of 11.2% for the nine months ended September 29, 2023 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits and windfall tax benefits upon vesting of share based compensation awards, partially offset by disallowed compensation deductions and uncertain tax position accruals. For the nine months ended September 29, 2023, the tax benefits upon vesting of certain share-based compensation awards had a benefit of 4.5% on our effective tax rate.

On December 12, 2022, the EU member states agreed to implement the Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Model Rules. These rules, which impose a global corporate minimum income tax rate of 15%, have been enacted or introduced in proposed legislation in 35 countries. Additional countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. We have estimated the impact of this minimum tax in our effective tax rate analysis, and it does not have a material impact on our financial results in the current period. We continue to closely monitor the progression of legislative activities.

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

Our cash requirements primarily consist of principal and interest payments associated with our Senior Credit Facilities (as defined below), operating and finance leases, purchase commitments, and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Through September 27, 2024, we have not entered into any other material new or modified contractual obligations since December 31, 2023.

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

As of September 27, 2024, $55.9 million of our $92.7 million cash and cash equivalents was held by subsidiaries outside of Canada and the U.S. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities. Approximately $93.8 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the U.S. as of September 27, 2024. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

Senior Credit Facilities

In December 2019, we entered into the Third Amended and Restated Credit Agreement (as amended from time to time, the “Credit Agreement”), originally consisting of a $100.0 million U.S. dollar equivalent euro-denominated (approximately €90.2 million) 5-year term loan facility and a $350.0 million 5-year revolving credit facility (collectively, the “Senior Credit Facilities”). The Senior Credit Facilities had an original maturity date of December 2024 and included an uncommitted accordion option pursuant to which the commitments under the revolving credit facility may be increased by an additional $200.0 million in aggregate, subject to certain customary conditions. The term loan facility requires quarterly scheduled principal repayments of approximately €1.1 million beginning in March 2020 with the remaining principal balance due upon maturity. We may make additional principal payments at any time, which will reduce the next quarterly installment payment due. We may pay down outstanding borrowings under our revolving credit facility with cash on hand and cash generated from future operations at any time.

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

As of September 27, 2024, we had $76.6 million term loan and $383.8 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Credit Agreement, plus a margin ranging between 0.00% and 0.75% per annum, determined by reference to our consolidated leverage ratio, or (b) the Term SOFR Screen Rate, the Alternative Currency Daily Rate or the Alternative Currency Term Rate, as defined in the Credit Agreement, plus a margin ranging between 0.75% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.30% per annum, determined by reference to our consolidated leverage ratio. As of September 27, 2024, we had outstanding borrowings under the Credit Agreement denominated in Euro and U.S. dollars of $93.8 million and $366.5 million, respectively.

The Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of September 27, 2024:

	Requirement	Actual
Maximum consolidated leverage ratio (1)	3.50	2.08
Minimum consolidated fixed charge coverage ratio	1.50	4.29

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

In February 2020, our Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of $50.0 million worth of common shares. Share repurchases have been made under the 2020 Repurchase Plan pursuant to

Rule 10b-18 under the Securities Exchange Act of 1934. We did not repurchase any shares during the nine months ended September 27, 2024. We had $49.5 million available for share repurchases under the 2020 Repurchase Plan as of September 27, 2024.

Cash Flows for the Nine Months Ended September 27, 2024 and September 29, 2023

The following tables summarize our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Nine Months Ended
	September 27,	September 29,
	2024	2023
Net cash provided by operating activities	$96,950	$81,083
Net cash used in investing activities	$(206,113)	$(13,741)
Net cash provided by (used in) financing activities	$92,559	$(92,783)

	September 27,	December 31,
	2024	2023
Cash and cash equivalents	$92,690	$105,051
Unused and available funds under the revolving credit facility	$311,228	$416,596

Operating Cash Flows

Cash provided by operating activities was $97.0 million for the nine months ended September 27, 2024, versus $81.1 million for the prior year period. Cash provided by operating activities for the nine months ended September 27, 2024 increased from the prior year period primarily as a result of less cash paid for income taxes.

Investing Cash Flows

Cash used in investing activities was $206.1 million for the nine months ended September 27, 2024, primarily driven by $191.2 million cash consideration, net of cash acquired and net working capital adjustments for the Motion Solutions acquisition. We also paid $14.9 million for capital expenditures.

Cash used in investing activities was $13.7 million for the nine months ended September 29, 2023, all related to capital expenditures.

We expect to use an aggregate of approximately $18 million to $20 million in 2024 for capital expenditures related to investments in new property, plant and equipment for our existing businesses.

Financing Cash Flows

Cash provided by financing activities was $92.6 million for the nine months ended September 27, 2024, primarily driven by $198.0 million of borrowings under our revolving credit facility to fund the Motion Solutions acquisition, partially offset by $96.0 million of term loan and revolving credit facility repayments and $8.9 million of payroll tax payments upon vesting of share-based compensation awards.

Cash used in financing activities was $92.8 million for the nine months ended September 29, 2023, primarily due to $82.0 million of term loan and revolving credit facility repayments and $10.2 million of payroll tax payments upon vesting of share-based compensation awards.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates through September 27, 2024 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Recent Accounting Pronouncements

See Note 1 to Unaudited Interim Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended September 27, 2024, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 27, 2024, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 27, 2024.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended September 27, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

c)
Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors during the three months ended September 27, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), are summarized below.

Name	Title	Action	Date	Total Shares to Be Sold	Expiration Date
Matthijs Glastra(1)	Chair of the Board of Directors and Chief Executive Officer	Adoption	August 29, 2024	26,000	December 31, 2025

(1)This written plan was adopted through a trust for which Mr. Glastra’s spouse is a trustee.

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board of Directors and Chief Executive Officer	November 5, 2024
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	November 5, 2024
Robert J. Buckley