Form 10-K
period 2024-12-31
NOVANTA INC
filed 2025-02-25
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the outstanding common shares held by non-affiliates of the Registrant, based on the closing price of the common shares reported on the Nasdaq Global Select Market on the last business day of the most recently completed second fiscal quarter (June 28, 2024) was $4,410,636,958. For purposes of this disclosure, common shares held by officers and directors of the Registrant and by persons who held more than 10% of the Registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of February 17, 2025, there were 35,960,636 shares of the Registrant’s common shares, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders scheduled to be held on May 29, 2025 to be filed with the Securities and Exchange Commission are incorporated by reference in answers to Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Boston, Massachusetts, United States
Former Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Boston, Massachusetts, United States

NOVANTA INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2024

As used in this report, the terms “we,” “us,” “our,” “Novanta,” “NOVT” and the “Company” mean Novanta Inc. and its subsidiaries, unless the context indicates another meaning.

Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

The following brand and trade names of the Company are used in this report: Cambridge Technology, Synrad, Laser Quantum, ARGES, WOM, NDS, Med X Change, Reach Technology, JADAK, ThingMagic, Photo Research, Motion Solutions, General Scanning, ATI Industrial Automation, Celera Motion, IMS, MicroE, Applimotion, Zettlex, Ingenia and Westwind.

PART I

Cautionary Note Regarding Forward Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward looking statements. The Company makes such forward looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of various important factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file with the Securities and Exchange Commission (“SEC”) from time to time. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “estimates,” “plans,” “could,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward looking statements. Forward looking statements also include the assumptions underlying or relating to any of the forward-looking statements. The forward looking statements contained in this Annual Report include, but are not limited to, statements related to: our belief that the Purchasing Managers Index may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; anticipated financial performance; expected liquidity and capitalization; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; anticipated revenue performance; industry trends; market conditions; our competitive positions; the loss of sales, or significant reduction in orders from, any major customers; our ability to contain or reduce costs; changes in economic and political conditions, including increased tariffs, interest rates and inflation; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions, integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits and expected costs of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory environmental, social and governance requirements and our compliance thereto; and other statements that are not historical facts. All forward looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements, except as required under applicable law.

Item 1. Business

Overview

Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, “Novanta”, “we”, “us”, “our”) is a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. We combine deep proprietary technology expertise and competencies in precision medicine, precision manufacturing, robotics and automation, and advanced surgery with a proven ability to solve complex technical challenges. This enables us to engineer core components and sub-systems that deliver extreme precision and performance, tailored to our customers' demanding applications.

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

Recent Developments

On January 2, 2024, we completed the acquisition of Motion Solutions Parent Corp. (“Motion Solutions”), an Irvine, California based provider of highly engineered integrated solutions, specializing in proprietary precision motion and advanced motion control solutions, for a total purchase price of $192.0 million in cash, net of working capital adjustments. The acquisition was financed with borrowings under our revolving credit facility. The addition of Motion Solutions enhances our product portfolio and further expands our presence in attractive medical and precision medicine applications. The Motion Solutions acquisition is included in our Medical Solutions reportable segment.

Business Environment

In recent years, the global economy has faced significant challenges, including inflation, supply chain disruptions, business slowdowns, labor shortages, and market volatility. We address macroeconomic challenges by continuing to execute our strategy. There have been improvements in the supply chain with better on-time deliveries, and recent efforts have successfully addressed talent shortages. However, uncertainty remains about overall macroeconomic conditions due to geopolitical tensions and possible changes in trade policies.

Economic tensions and changes in trade policies, such as higher tariffs, retaliatory measures, renegotiated free trade agreements, changes in government funding, and the ongoing impact from prolonged inflationary pressures could impact the global market for our products. In addition, we continue to monitor geopolitical conflict in Israel, Russia and Ukraine for any potential impact on our businesses.

Acquisitions

We continuously evaluate our business mix and financial performance and have executed a series of acquisitions in line with our strategy. The following table summarizes significant acquisitions since 2014:

Company	Year of Acquisition	Total Purchase Price (in millions)
Motion Solutions Parent Corp.	2024	$192.0
MPH Medical Devices S.R.O.	2022	$22.6
ATI Industrial Automation, Inc.	2021	$223.9
Schneider Electric Motion USA, Inc.	2021	$118.6
ARGES GmbH	2019	$73.2
Zettlex Holdings Limited	2018	$32.0
Laser Quantum Limited (24%)(1)	2018	$45.1
Laser Quantum Limited (35%)	2017	$31.1
W.O.M. World of Medicine GmbH	2017	$134.9
JADAK LLC	2014	$94.8

(1)
After the acquisition of the remaining (approximately 24%) noncontrolling interests of Laser Quantum Limited (“Laser Quantum”) in September 2018, we owned 100% of the outstanding equity of Laser Quantum.

Segments

During the fourth quarter of 2024, we updated our organizational structure and re-aligned our financial reporting structure under two reportable segments: Automation Enabling Technologies and Medical Solutions. Prior to the reorganization, the Company's historical reportable segments were: Precision Medicine and Manufacturing, Robotics and Automation, and Medical Solutions. Prior period segment financial information has been recast to align with the new reportable segments.

Our reportable segments have been identified based on commonality and adjacency of end markets and customers amongst our individual product lines. We evaluate the performance of, and allocate resources to, our segments based on revenue, gross profit and operating profit. The following table shows the external revenues, gross profit margin and operating profit for each of the segments for the years ended December 31, 2024, December 31 2023, and December 31, 2022 (dollars in millions):

	2024			2023			2022
	Revenue	Gross Profit Margin	Operating Profit	Revenue	Gross Profit Margin	Operating Profit	Revenue	Gross Profit Margin	Operating Profit
Automation Enabling Technologies	$490.6	47.9%	$106.4	$499.2	47.0%	$96.3	$534.1	45.9%	$105.4
Medical Solutions	$458.6	41.4%	$57.5	$382.4	44.7%	$63.3	$326.8	42.5%	$46.9

See Note 18 to Consolidated Financial Statements for additional financial information about our reportable segments.

Automation Enabling Technologies

The Automation Enabling Technologies segment designs, manufactures and markets laser beam delivery components, laser beam delivery solutions, CO2 lasers, solid state lasers, ultrafast lasers, optical and inductive encoders, precision motors, integrated stepper motors, servo drives, motion control solutions, intelligent robotic end-of-arm technology solutions, and air bearing spindles to customers worldwide. The segment serves highly demanding applications for advanced industrial processes, advanced industrial and medical robotics, other medical and life science automation applications, and medical laser procedures such as ophthalmology applications. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells the majority of these products directly, utilizing a highly technical sales force, and also sells some indirectly, through resellers and distributors.

The Automation Enabling Technologies segment is comprised of the following eight product lines:

Product Lines	Key End Markets	Brand Names	Description
Laser Beam Delivery Components	Advanced Industrial and Medical	Cambridge Technology

Galvanometer and polygon optical scanning components that provide precise control and delivery of laser beams through motorized manipulation of mirrors and optical elements and are integrated by OEM manufacturers with their controlling hardware and software. Advanced industrial applications include additive manufacturing, packaging converting, laser marking, micromachining and metrology. Medical applications include optical coherence tomography imaging, microscopy, and laser-based vision correction.

Laser Beam Delivery Solutions	Advanced Industrial and Medical	Cambridge Technology, Synrad, Laser Quantum

Galvanometer and polygon optical scan heads that provide precise control and delivery of laser beams through motorized manipulation of mirrors and optical elements in multi-axis scan heads, highly integrated scanning subsystems, and controlling hardware and software. Advanced industrial applications include additive manufacturing, packaging converting, laser marking, micromachining and metrology. Medical applications include optical coherence tomography imaging, microscopy, super-resolution imaging, and laser-based vision correction.

CO2 ,Solid State and Ultrafast Lasers	Advanced Industrial	Synrad, Laser Quantum

Continuous and pulsed CO2 lasers with power ranges from 5 to 400 watts. Diode-pumped solid-state lasers and ultrafast lasers in the visible to near-infrared. Applications include coding, marking, engraving, cutting and trimming of non-metals, fine materials processing, additive manufacturing, packaging converting, microscopy, micromachining, super-resolution imaging and medical applications in dental and dermatology.

Optical and Inductive Encoders	Advanced Industrial and Medical	Celera Motion, Zettlex

Optical and inductive encoders for precision motion control and sensing in semiconductor and electronics manufacturing, industrial and medical robotics, metrology, satellite communications, autonomous vehicles, medical devices, and laboratory and diagnostics equipment.

Precision Motors and Integrated Stepper Motors	Advanced Industrial and Medical	Celera Motion, Applimotion, IMS

Direct drive motor components, integrated motion control solutions, and integrated motion sub-assemblies for precision motion control in semiconductor and electronics manufacturing, industrial and medical robotics, autonomous vehicles, automation equipment, metrology, satellite communications, agricultural robotics, medical devices, and laboratory and diagnostics equipment.

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

Medical Solutions

The Medical Solutions segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators and endoscopic pumps and related disposables, laser beam delivery solutions, video processing and streaming and capture, machine vision technologies, radio frequency identification (“RFID”) technologies, barcode identification technologies, thermal chart recorders, light and color measurement technologies, touch panel displays, and advanced motion control solutions. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells the majority of these products directly, utilizing a highly technical sales force, and also sells some indirectly, through resellers and distributors.

The Medical Solutions segment is comprised of the following ten product lines:

Product Lines	Key End Markets	Brand Names	Description
Medical Insufflators, Endoscopic Pumps and related disposables	Medical	WOM	Insufflators, endoscopic pumps, and related disposables, and other accessories for minimally invasive surgery.

Video Processing and Streaming and Capture	Medical	NDS, Med X Change

Imaging management, including real-time distribution, documentation, control, recording, and streaming for surgical applications. High definition wireless transmission of video in minimally invasive surgical equipment.

Touch Panel Displays	Medical and Advanced Industrial	Reach Technology	Embedded capacitive and resistive touch panel technology that delivers high-performance solutions.

Machine Vision	Medical and Advanced Industrial	JADAK	Camera-based machine vision products and solutions used for image analysis within medical devices and advanced industrial applications.

RFID Technologies	Medical and Advanced Industrial	JADAK, ThingMagic	RFID technologies via High-Frequency (HF) and Ultra-High Frequency (UHF) readers, writers and antennas for applications such as surgical part tracking and counterfeit detection.

Barcode Identification	Medical and Advanced Industrial	JADAK	Embedded and handheld data collection products for barcode identification.

Thermal Chart Recorders	Medical	JADAK	Rugged thermal chart recorders for patient monitoring, defibrillator equipment, blood gas analyzers, and pulse oximeters.

Light and Color Measurement	Advanced Industrial	Photo Research	Light and color measurement devices, including spectroradiometers, photometers, and color characterization software, used in research and development and quality control testing.

Laser Beam Delivery Solutions	Medical	Laser Quantum	Optical light engine products that integrate lasers into light engines with full beam parameter control. Applications include DNA sequencing.

Advanced Motion Control Solutions	Medical and Advanced Industrial	Motion Solutions	High-precision, customized subsystems and components, specializing in proprietary precision motion and advanced motion control solutions.

End Markets

We primarily operate in two end markets: the medical market and the advanced industrial market.

Medical Market

For the year ended December 31, 2024, the medical market accounted for approximately 55% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital, life science, and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, demand levels for life science automation technology, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the year ended December 31, 2024, the advanced industrial market accounted for approximately 45% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers’ Index on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Customers

We have a diverse group of customers that includes companies that are global leaders in the medical and advanced industrial markets. Many of our customers participate in several market industries. During the years ended December 31, 2024 and December 31, 2023, revenue from an OEM customer primarily in the medical end market accounted for approximately 10% of our consolidated revenue. No customer accounted for 10% or more of our consolidated revenue during the year ended December 31, 2022.

Our customers include many OEMs who integrate our products into their systems for sale to end users. A typical OEM customer will usually evaluate our products and our ability to provide application knowledge and expertise, post-sales application support, supply chain management over long durations, manufacturing capabilities, product quality, global presence, and product customization before deciding to incorporate our products into their products or systems. Customers generally choose suppliers based on several factors, including product performance, reliability, application support, price, breadth of the supplier’s product offerings, the financial condition of the supplier, and the geographical coverage offered by the supplier. Once certain products have been designed into a given OEM customer’s product or system, there are generally significant barriers to subsequent supplier changes until the end of the product or system life cycle, especially in the medical market.

Seasonality

While our revenues are not highly seasonal on a consolidated basis, sales from some of our individual product lines are impacted in the first quarter by the lower seasonal spending patterns of our customers due to their annual capital budgeting cycles.

Backlog

As of December 31, 2024 and December 31, 2023, our consolidated backlog was approximately $445.5 million and $473.1 million, respectively. Most orders included in backlog represent open orders for products and services that, based on management’s projections, have a reasonable probability of being delivered over the subsequent twelve months. The ability to reschedule orders included in backlog varies depending on the customer and the order. Management believes that backlog typically is not a complete indicator of future business prospects for any of our reportable segments due to the ability of customers to reschedule orders based on their updated demand, changes in customer order lead times, and potential fluctuations in our supply chain and manufacturing capacity. Therefore, backlog as of any date should not be relied upon as a complete indicator of our revenues for any future period.

Manufacturing

The majority of our manufacturing functions are performed internally, while a relatively small portion of our manufacturing processes are outsourced to highly qualified third parties primarily for cost related reasons.

Products offered by our Automation Enabling Technologies segment are manufactured at facilities in Apex, North Carolina; Bedford, Massachusetts; Marlborough, Connecticut; Mukilteo, Washington; Rocklin, California; Suzhou, China; and Taunton and Manchester, United Kingdom. Products offered by our Medical Solutions segment are primarily manufactured at facilities in Irvine, California; Mukilteo, Washington; Syracuse, New York; Ludwigsstadt, Germany; Manchester, United Kingdom, and Přelouč, Czech Republic.

The majority of our products are produced in manufacturing operations certified under either ISO 9001 certification or ISO 13485 certification. All of our manufacturing operations have been certified under ISO 14001. More than 80% of our manufacturing operations are certified under ISO 45001. Certain products, including medical insufflators and endoscopic pumps and related disposables, are manufactured under current good manufacturing practices (“cGMPs”), which is a requirement for medical devices by the United States Food and Drug Administration (the “FDA”).

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

Competition

We encounter strong competition in virtually all the markets, applications, and technologies we serve. Due to the wide and diverse range of products and technologies, we face many different types of competitors and competition. Our competitors range from large foreign and domestic organizations, which produce a comprehensive array of goods and services, to small organizations producing a limited number of highly specialized products or services for specialized applications. The competitive climate of many of the end market applications we serve is characterized by rapidly evolving technology and customer demands that require continuous investments by us. Our competitive success requires advances in technology and product performance, improved price-for-performance ratios, demonstrated increased throughput performance for our customers' products, lower total cost of ownership, product quality, depth of our application knowledge and expertise, reputation amongst customers, customer service and technical support, speed to market, geographical presence, and deep customer relationships.

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

Patents and Intellectual Property

We rely upon a combination of copyrights, patents, trademarks, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We hold many registered and pending patents in the United States and other countries. In addition, we also have trademarks registered in the United States and other countries. We will continue to actively pursue applications for new patents and trademarks as we deem appropriate. However, there can be no assurance that any other patents will be issued to us or that such patents, if and when issued, will provide any protection or benefit to us.

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

Human Capital

We believe that our employees are our most important asset. The Chief Human Resources Officer (“CHRO”) is responsible for developing and executing our human capital strategy. This includes the acquisition, development, and retention of talent to deliver on our strategy as well as the design of employee compensation and benefits, and inclusion and belonging initiatives. The Chief

Executive Officer (“CEO”) and the CHRO regularly update our board of directors on the operation and status of these human capital activities, including, but not limited to, talent management, talent development, and succession planning. As of December 31, 2024, we employed approximately 3,000 people, of which approximately 41% were in the United States, 50% in Europe, and 9% in Asia. We win with our customers by delivering new technology innovations through our engineering teams of approximately 650 employees.

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

The Novanta Way

The Novanta Way defines our performance culture and begins with building cohesive teams based on trust, commitment, and accountability. Inclusion and belonging are an important part of our culture and are leader led and embedded into our ways of working. Our aim is to foster a collaborative and inclusive workplace, reflected in our governance, leadership, and technical expertise at all levels in the organization. Our policy is to not tolerate discrimination and harassment. We expect our teams to respect our core values and conduct themselves ethically at all times in accordance with the Novanta Code of Ethics and Business Conduct.

As of December 31, 2024, our board of directors was comprised of 56% men and 44% women. Individuals from underrepresented groups (defined as individuals who self-identify as Black, African American, Hispanic or Latino, Asian, Native American, Alaskan Native, Native Hawaiian or Pacific Islander, or two or more races or ethnicities) continued at 11% representation on our board of directors as of December 31, 2024.

During 2024, we included a series of strategic initiatives designed to foster an inclusive workforce with employees from all backgrounds. We remain committed to enhancing our recruiting processes to engage applicants from all communities. In 2024, we continued to find venues to connect with and identify qualified candidates from all backgrounds for our final interview slates.

We continue to foster an inclusive culture and promote lifelong learning by offering cultural awareness events and celebrations and integrate them into our standard work.

Our Culture Council continues to support our Employee Resources Groups (“ERGs”) and Affinity Groups (“AG”) to increase inclusion and sense of belonging among our employees leading to greater employee engagement. Our ERGs and Affinity Groups are open to all employees.

Our Localization and Development Working Team collaborated with our business units on NovantaCARES, our voluntary community outreach program, to support marginalized and underserved communities and to protect the environment. Additionally, they supported our ERGs and Affinity Groups sponsoring our first annual ERG Festival held at 13 sites around the globe. The festival created greater awareness and aided in membership recruitment to drive greater inclusion and belonging.

Compensation and Benefits

We strive to provide market competitive compensation, benefits and services that help meet the varied needs of our employees. In addition to salaries and wages, these programs, which vary by country, can include annual bonuses, sales bonus plans, stock-based compensation awards, defined contribution retirement savings plans with company matching contributions, healthcare and other insurance benefits, flexible spending accounts, health savings accounts with company matching contributions, flexible time off, paid time off, paid family leave, and tuition assistance. Certain U.S. facilities have a dedicated medical professional on site to provide basic and preventative healthcare services to employees, provide general first aid, assess employee health risks, and promote overall employee health. Additionally, all U.S. employees and their families have access to video and telephonic Telemedicine support seven days a week, twenty-four hours a day. Our bonus and variable sales compensation plans allow for higher payouts when goals are exceeded and lower or no payouts when goals are not achieved as planned.

Growth and Development

We invest significant resources to develop the talent needed to remain at the forefront of innovation and make Novanta an employer of choice. In certain countries, we offer college tuition reimbursement for eligible employees for undergraduate and graduate studies. Novanta University is a company-wide learning management program that includes both internal and external training courses. We leverage the Novanta University processes and learning content to ensure all new employees have a common and complete onboarding experience. Our people leaders, with the support of our human resources organization, are accountable for ensuring that the onboarding process is complete and effective. In addition to Novanta University, we utilize our Novanta Growth System, which provides processes, tools, and training with a focus on continuous improvement.

In 2024, we continued with Leadership Development programs for our front-line and mid-level leaders.

NovantaCARES - Voluntary Community Support

We provide every employee with one paid day-off per year to volunteer at non-profit organizations supporting social charities or the environment. During 2024, approximately 33% of our employees participated in at least one NovantaCARES event, which was an increase of 8 percentage points compared to 2023.

Safety and Wellbeing of Our Employees

We provide mandatory safety training in our facilities, which are designed to focus on empowering our employees with the knowledge and tools they need to make safe choices and to mitigate risks. In further support of our employees, we offer a global health and wellness resource center, “NovantaWELL”. The resource center is a central information hub for all employees, with country-specific information on physical and mental health and wellness.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification or approval of a premarket approval application (“PMA”). Under the FDCA, medical devices are classified into one of three classes - Class I, Class II or Class III - depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (the “QSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA, requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed. In many cases, our customers are responsible for compliance with the FDA’s requirements applicable to medical devices. However, we also currently market certain Class II medical device products independently that are subject to these requirements.

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

Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC (“EU Medical Devices Directive”) which has been repealed and replaced by Regulation (EU) No 2017/745 (“EU Medical Devices Regulation”). Our current certificates have been granted and renewed under the EU Medical Devices Directive. In accordance with its recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 and (ii) legacy devices lawfully placed on the EU market after May 26, 2021 in accordance with the EU Medical Devices Regulation transitional provisions may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation described below.

In the EU, there is currently no premarket government review of medical devices. However, all medical devices placed on the EU market must meet general safety and performance requirements, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety.

Compliance with the general safety and performance requirements is a prerequisite for European conformity marking (“CE mark”) without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its risk classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system (the notified body must presume that quality systems which implement the relevant harmonized standards, such as ISO 13485:2016 for Medical Devices Quality Management Systems, conform to these requirements). If satisfied that a relevant product conforms to the relevant essential requirements, a notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, a new audit will be required by the notified body before it will renew the relevant certificate(s).

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (EUDAMED), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (“UDI-DI”), specific to a device, and a production identifier (“UDI-PI”) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on EUDAMED, which includes the UDI database, and for keeping it up to date. Certain obligations for registration in EUDAMED are expected to become applicable in Q1 2026 (as EUDAMED is not yet fully functional). Until EUDAMED is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

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

In the EU, regulatory authorities have the power to carry out announced and, if necessary, unannounced inspections of companies, as well as suppliers and/or sub-contractors and, where necessary, the facilities of professional users. Failure to comply with regulatory requirements (as applicable) could require time and resources to respond to the regulatory authorities’ observations and to implement corrective and preventive actions, as appropriate. Regulatory authorities have broad compliance and enforcement powers and, if such issues cannot be resolved to their satisfaction, can take a variety of actions, including untitled or warning letters, fines, consent decrees, injunctions, or civil or criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

United Kingdom

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) has become the sovereign regulatory authority responsible for the medical device market in Great Britain (i.e. England, Wales and Scotland). The regulations on medical devices in Great Britain continue to be based largely on the two EU Directives (the EU Medical Devices Directive and Directive 90/385/EEC, or “EU Active Implantable Medical Devices Directive”) which preceded the EU Medical Devices Regulation, as implemented into national law by the Medical Devices Regulations 2002 (“SI 2002 No 618”, as amended) (“UK Medical Devices Regulations”). However, under the terms of the Ireland/Northern Ireland Protocol, the EU Medical Devices Regulation applies to Northern Ireland.

Furthermore, on December 16, 2024, the UK government published an amendment to the UK Medical Devices Regulations to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. This amendment will come into force on June 16, 2025 and aims to facilitate greater traceability of incidents and trends enabling the MHRA to act swiftly when needed to address safety issues and support the entire health system in better protecting patients. Additional legislation is expected to be implemented in 2026 and aims to enable greater international collaboration and practices, with more patient-centered, proportionate requirements for medical devices which are responsive to technological advances.

Under the UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, Class I (non-sterile, non-measuring or non-re-useable) medical devices need to be “UKCA” self-certified, and other medical devices need to be “UKCA” certified by a UK approved body. However, certain medical devices in compliance with: (1) the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028; or (2) the EU Medical Devices Regulation can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2030.

For further information regarding EU and UK healthcare laws and regulations that our operations are subject to, see “Item 1A. Risk Factors—Risks Relating to Our Business— We are subject to extensive and dynamic medical device regulations, which may impede or hinder the approval, certification or sale of our products and, in some cases, may ultimately result in an inability to obtain approval or certification of certain products or may result in the recall or seizure of previously approved or certified products.”

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

Data Privacy and Security Laws and Regulations

Numerous state, federal and foreign laws govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws that govern the collection, use, disclosure, and protection of health-related and other personal information, including HIPAA, could apply to our operations or the operations of our customers. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), and the General Data Protection Regulation (“GDPR”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

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

A large portion of our product sales are dependent on our customers’ need for increased capacity, productivity and cost saving initiatives, improved product quality and performance, and new investments. Weaknesses in our end markets could negatively impact our revenue and gross margin and consequently have a material adverse effect on our business, financial condition and results of operations. A severe and/or prolonged overall economic downturn or a negative or uncertain political climate could lead to weaknesses in our end markets and adversely affect our customers’ financial condition and the timing or levels of our customers’ capital expenditures or business activities. We have experienced significant cyclical end market fluctuations in the past. For example, diminished growth expectations, economic and political uncertainty in regions across the globe and effects of the COVID-19 pandemic adversely impacted our customers’ financial condition and ability to maintain product order levels and reduced the demand for our products in 2020, and other pandemics and public health crises could have similar consequences. Political conditions, including new and changing laws or tariffs, regulations, government funding, executive orders and enforcement priorities, may impact customer budgets and create uncertainty about how such laws and regulations will be interpreted and applied, which may impact customer demand and adversely impact our business. For example, changes in the regulatory environment affecting life sciences and pharmaceutical companies, and reduced budget allocations to government agencies that fund research and development activities, such as the U.S. National Institutes of Health, or NIH, or targeted cancellations by the U.S. federal government of certain grants or contracts, could adversely affect our business or results of operations. In addition, certain sub-segments of the advanced industrial market that we serve, including the microelectronics and industrial capital equipment sector, are cyclical and have historically experienced periods of oversupply, resulting in downturns in demand for capital equipment in which many of our products are used. It is difficult to predict the timing, length and severity of these downturns and their impact on our business. Further, our order levels or results of operations for a given period may not be indicative of order levels or results of operations for subsequent periods. For the foreseeable future, our operations will continue to depend upon industries that are subject to market cycles which, in turn, could adversely affect the market demand for our products.

We have also faced increases in inflationary conditions in materials and components. These inflationary conditions have caused us to increase prices; however, such price increases may not be accepted by our customers or may not adequately offset the increases in our costs, thereby negatively affecting our results of operations. Changes in global economic conditions, including inflationary conditions, could also shift demand for products or services for which we do not have competitive advantages. This could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changes in economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

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

Changes in customer order timing and the existence of certain other factors may cause our operating results to fluctuate from period to period. Such factors include: fluctuations in our customers’ businesses; decisions by customers to reduce their purchases of our products; timing and recognition of revenues from customer orders; timing and market acceptance of new products or enhancements introduced by us or our competitors; availability and pricing of parts from our suppliers and the manufacturing capacity of our subcontractors; changes in the prices of our products or of our competitors’ products; and fluctuations in foreign currency exchange rates.

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

Our business may be adversely affected by cyberattacks or other incidents that cause significant disruption in, or breach the security of, our information technology systems or those of our third-party providers.

We rely on information technology systems, software and services for internal and external operations that are critical to our business (collectively “IT Systems”). We operate some of these IT Systems ourselves and also rely on IT Systems provided by third parties to operate our business activities, including interactions with our employees and our customers and suppliers. These activities include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal and tax requirements, and other processes necessary to manage our business. We do not control our third-party service providers and we do not maintain redundant systems for some of such services, increasing our vulnerability to problems with such services. In addition, in the ordinary course of business, we and our third-party service providers collect, process and maintain data about customers, employees, business partners and others, including personal information as well as proprietary business information (collectively “Confidential Information”).

Like other global companies, there are constant cyber related threats and risks from internal and external perpetrators of random or targeted malicious cyberattacks, computer viruses, malware, worms, bot attacks or other destructive or disruptive software (for example, ransomware) and attempts to misappropriate customer information and cause system failures and disruptions, malfeasance by insiders, human or technological error, as well as power outages, natural disasters, hardware and software bugs, misconfigurations or failures, and other unforeseen events. We have experienced cyberattacks and other security incidents in the past and expect to experience such attacks and incidents in the future. We expect the frequency and magnitude of cyberattacks to continue to accelerate as attackers are becoming increasingly more sophisticated, for example, by using techniques designed to circumvent controls, avoid detection, and obfuscate forensic evidence, such that we may be unable to timely or effectively detect, identify, investigate or remediate attacks in the future. In addition, remote and hybrid working arrangements have increased the risk of cybersecurity incidents given the prevalence of phishing and vulnerabilities inherent in non-corporate and home computing environments.

If we were to experience a significant period of disruption in our IT Systems that involve our interactions with customers or suppliers, it could result in the loss of revenue and customers as well as significant response and mitigation costs, which would adversely affect our business. In addition, security breaches of our IT Systems could result in the misappropriation or unauthorized disclosure of Confidential Information belonging to us or to our employees, customers, suppliers or other business partners, which could result in significant financial or reputational damage to us, as well as litigation, regulatory enforcement actions, or other liabilities that could lead to substantial damages, fines, penalties and legal costs. We also expend substantial amounts to protect our IT Systems, and if we were to experience a significant breach in security, we may need to materially increase such expenditures, which could adversely affect our results of operations. Further, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Our insurance policies may not cover all types of cybersecurity risks and liabilities, and even if coverages exist, they may not be sufficient to cover all costs or losses that we may incur.

Our reliance on international operations subjects us to risks not typically faced by companies operating exclusively in the U.S.

During the year ended December 31, 2024, approximately 49% of our revenues were from customers outside of the U.S. The scope of our international operations subjects us to risks that could materially impact our results of operations, including:

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

In some cases, we have outsourced the manufacturing of key components and subassemblies to suppliers based in locations outside of the country in which our manufacturing facility resides. We make the decision to outsource these products when we identify suppliers with stronger competencies, resources, capabilities, and lower cost structures than we believe we can develop on our own. However, the outsourcing of these products to such third parties could increase our exposure to geopolitical, economic, trade, natural disasters and other climate related risks, which could substantially impact our ability to obtain critical parts needed in the timely manufacture of our products or could substantially increase the costs of these parts. Additionally, this practice increases our vulnerability to the theft of, and reduced protection for, our intellectual property.

Increases in tariffs, trade restrictions or taxes on our products could have an adverse impact on our results of operations.

Our sales channels and supply chain in the international marketplace make us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we sell, cross international borders. Trade tensions between countries, escalated in recent years. For example, U.S. tariff impositions against Chinese exports in recent years were followed by retaliatory Chinese tariffs on U.S. exports to China. Certain of the raw materials and components we purchase from China are or were subject to these tariffs, which have increased our manufacturing costs and have made our products less competitive than those of our competitors whose inputs are not subject to these tariffs. Such tariffs may increase in the future. Certain of our finished products manufactured in the U.S. have been and may in the future be subject to retaliatory tariffs in China, which may increase our costs and make our products less competitive than those of our competitors whose products are not subject to such retaliatory tariffs. If heightened tariffs or trade restrictions were to be imposed in the future, we may not be able to mitigate their impacts, and our business, results of operations and financial position could be materially adversely affected. Products we sell into certain other foreign markets could also become subject to retaliatory tariffs, making our products uncompetitive to similar products not subjected to such import tariffs. Further changes in trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials or components may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials or components, which would have a material adverse effect on our business, results of operations and financial condition.

Our operating results depend in part on our ability to contain or reduce costs. There is substantial price competition in our industry and upward pressure on material and labor costs. Our success and profitability will depend on our ability to maintain a competitive cost and price structure.

Our efforts to maintain and improve profitability depend in part on our ability to maintain or reduce the costs of materials, components, supplies and labor. While the failure of any single cost containment effort by itself would most likely not significantly impact our results, we cannot give any assurance that we will be successful in controlling material and labor costs to maintain a competitive cost structure. There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure. We may have to reduce prices in the future to remain competitive. Also, our future profitability will depend in part upon our ability to continue to improve our manufacturing efficiencies and maintain a cost structure that will enable us to offer competitive prices in the face of upward pressure on material and labor costs. Our inability to maintain a competitive cost structure could have a material adverse effect on our business, financial condition and results of operations.

Others may violate our intellectual property rights and cause us to incur significant costs to protect our rights.

Our future success depends in part upon the protection of our intellectual property rights, including patents, trade secrets, know-how and continual technological innovation. We do not have personnel fully dedicated to the oversight, organization and management of our intellectual property. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation or disclosure. It is possible that, despite our efforts, other parties may use, obtain or try to copy our technology and products. There can be no assurance that other companies are not investigating or developing other technologies similar to ours, that any patents will be issued from applications filed by us, or that the claims allowed, even if patents are issued, will be sufficient to deter or prohibit others from marketing similar products. In addition, our patents may be challenged, invalidated or circumvented in a legal or administrative proceeding. Policing unauthorized use of our intellectual property rights is difficult and time consuming and may involve initiating claims or litigation against third parties for infringement of our proprietary rights, which could be costly and divert management resources.

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

Our results of operations will be adversely affected if we fail to identify suitable acquisition candidates, complete acquisitions, successfully integrate recent and future acquisitions or grow the acquired businesses as planned.

As part of our business strategy, we expect to broaden our product and service offerings by acquiring businesses, technologies, assets and product lines that, we believe, complement or expand our existing businesses. We may have difficulty finding acquisition opportunities, or if we do identify these opportunities, we may not be able to complete the transactions for various reasons, including a failure to secure financing on acceptable terms. In recent years, we have made a number of acquisitions, including the acquisitions of Motion Solutions Parent Corp., MPH Medical Devices S.R.O., ATI Industrial Automation, Inc., and Schneider Electric Motion USA, Inc., and we expect to continue to make acquisitions in the future. We may fail to successfully integrate acquired businesses, products, technologies or personnel into our businesses and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisitions. If we are not able to successfully achieve these objectives, the anticipated benefits of such acquisitions may not be realized fully or at all, and our results of operations could be adversely affected. If we consummate multiple acquisitions in a relatively short amount of time, these risks will be heightened due to limited resources available to integrate these new businesses. Our acquisition activities may divert management’s attention from our regular operations. Managing a larger and more geographically dispersed operation and product portfolio could also pose challenges for our management team.

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

The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components and other goods required for the production of some of our principal products are available from limited or a single source of supply. Certain single source suppliers of key components for us could decide to stop producing some of these components. If we fail to find alternative sources, redesign our products or otherwise manage this transition effectively, our business would be adversely impacted. If we experience delays in receiving materials from certain of our key limited or single source suppliers, our relationship with customers may be harmed if such delays cause us to miss our scheduled shipment deadlines for customers and our business could be adversely affected. If suppliers or subcontractors experience difficulties or fail to meet our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms. A prolonged inability to obtain or increase in the prices of certain raw materials, key components or other goods is possible and could have a significant adverse effect on our business operations, damage our relationships with customers, or even lead to permanent loss of customer orders.

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

We use rolling forecasts based on anticipated product orders to determine our production requirements. It is important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and raw materials to manufacture our products. Lead times for our components and raw materials vary significantly and depend on multiple factors, including the specific supplier requirements, the size of the order, contract terms and current market demand. For substantial increases in our sales levels of certain products, some of our suppliers may need significant lead time. If we overestimate our component and raw material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and raw material requirements, we may encounter material shortages, which could interrupt production and delay delivery of our products to customers. Any of these occurrences could adversely affect our results of operations and damage our relationships with customers.

Production difficulties and product delivery delays or disruptions could have a material adverse effect on our business.

We assemble our products at our facilities in the U.S., the U.K., Germany and China. Each of our products is typically manufactured in a single manufacturing location. If our production activities at any of our manufacturing facilities were disrupted, including by mandatory power consumption reductions, natural disasters or other extreme weather events, health epidemics, acts of terrorism or otherwise, our operations would be negatively impacted until we could establish alternative production and service operations. Significant production difficulties could also be the result of: mistakes made while transferring manufacturing processes between locations; changing process technologies; ramping production; installing new equipment at our manufacturing facilities; implementing new information technology systems; shortage of key components; and loss of electricity or employees’ access to the manufacturing facilities due to man-made and natural disasters.

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

In addition, we may experience product delivery delays in the future. We ship our products through national trucking firms, overnight carrier services and local delivery practices. If one or more of the key logistics service providers experience significant disruption in services or institutes a significant price increase, the delivery of our products could be disrupted or delayed. In addition, a pandemic or other public health crisis may cause shipping and delivery delays. Such events could cause us to incur increased shipping costs that could not be passed on to our customers or impact our ability to deliver orders, negatively impacting our profitability and our relationships with customers.

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

Compliance with these requirements is a prerequisite to be able to affix the CE mark to medical devices, without which they cannot be sold or marketed in the EU. The process of obtaining marketing approval, certification or clearance from the FDA, comparable agencies, or notified bodies in foreign countries for new products, or with respect to enhancements or modifications to existing products, could take a significant period of time; require substantial resources; involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance; require changes to products; and result in limitations on the indicated uses of products.

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

In the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. Their designation process is significantly stricter under the new regulation. Despite a recent increase in designations, the current number of notified bodies designated under the new regulation remains significantly lower than the number of notified bodies designated under the previous regime. The current designated notified bodies are therefore facing a backlog of requests, and as a consequence, review times have lengthened. This situation may impact the way we are conducting our business in the EU and the EEA and the ability of our notified body to timely review and process our regulatory submissions and perform its audits.

The FDA, other worldwide regulatory agencies, and notified bodies actively monitor compliance with local laws and regulations through review, inspection and audit of design and manufacturing practices, recordkeeping, reporting of adverse events, labeling and promotional practices. The FDA and other regulatory agencies worldwide can ban certain medical devices; detain or seize adulterated or misbranded medical devices; order recall, repair, replacement or refund of these devices; and require notification of healthcare professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA and other worldwide regulatory agencies can take action against a company that promotes “off-label” uses. The FDA may also enjoin and restrain a company for certain violations of the FDCA and regulations pertaining to medical devices, or initiate action for criminal prosecution of such violations. Similar requirements apply in foreign jurisdictions. Any adverse regulatory action, depending on its magnitude, may restrict a company from effectively marketing and selling its products, may limit a company's ability to obtain future premarket clearances, approvals or certifications, and could result in a substantial modification to the company's business practices and operations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements.

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

Furthermore, on December 16, 2024, the UK government published an amendment to the UK Medical Devices Regulations to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. This amendment will come into force on June 16, 2025. In addition, the MHRA launched a consultation from November 14, 2024 to January 5, 2025 on proposals to update the pre-market requirements for medical devices in Great Britain. The MHRA has stated that it will incorporate feedback to this consultation into new UK legislation on pre-market requirements for medical devices in Great Britain. The new legislation is expected to come into force in 2026. Under the UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, Class I (non-sterile, non-measuring or non-re-useable) medical devices need to be self-certified, in accordance with United Kingdom Conformity Assessment (“UKCA”), and other medical devices need to be “UKCA” certified by a UK approved body. However, certain medical devices in compliance with: the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028 while certain medical devices in compliance with the EU Medical Devices Regulation can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2030. Medical devices also need to bear a physical UKCA mark in order to be lawfully placed on the Great Britain market. However, one of the key topics in the MHRA’s recent consultation was to obtain feedback on whether to remove the requirement for a medical device and its labeling (i.e. packaging and instructions for use) in Great Britain to bear a physical UKCA mark. Instead of requiring a medical device and its labeling to bear a UKCA mark, manufacturers would be required to assign a unique design identification (“UDI”) to medical devices before they are placed on the Great Britain market. If this change is implemented, we may no longer be required to affix the physical UKCA mark to our devices, but we may need to assign and affix a UDI. Understanding and ensuring compliance with any new requirements is likely to lead to further complexity and increased costs to our business. If there is insufficient UK approved body capacity, there is a risk that our product certification could be delayed which might impact our ability to market products in Great Britain after the respective transition periods.

From time to time, legislation is drafted and introduced in the U.S. Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of our future products under development or impact our ability to modify any products for which we have already obtained marketing authorizations on a timely basis or otherwise increase the costs associated with compliance. For example, in February 2024, the FDA issued a final rule to amend and replace the Quality System Regulation (“QSR”), which sets forth the FDA’s current good manufacturing practice requirements for medical devices, to align more closely with the International Organization for Standardization (“ISO”) standards. Specifically, this final rule, which the FDA expects to go into effect on February 2, 2026, establishes the “Quality Management System Regulation”, which among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Although our quality system is currently designed to comply with ISO 13485:2016 in connection with our activities outside of the U.S., and although the FDA has stated that the standards contained in ISO 13485:2106 are substantially similar to those set forth in the QSR, it is unclear the extent to which this final rule, once effective, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business.

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
•
the federal physician “Sunshine Act”, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to Centers for Medicare & Medicaid Services (the “CMS”) information related to (i) payments and other transfers of value to physicians (as defined by statute), certain other healthcare providers, including physician assistants and nurse practitioners, and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members;
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

Efforts to ensure that our business operations comply with applicable healthcare laws may involve substantial costs. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in governmental healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

We are also subject to regulatory oversight, including comparable enforcement mechanisms, in the markets we serve. We compete in many markets in which we and our customers must comply with federal, state, local and international regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by those regulations. Any significant changes in government regulations could reduce demand for our products or increase our expenses, which in turn could adversely affect our business, financial condition and results of operations.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements may adversely impact our business and financial results.

Laws and regulations in various countries around the world with regards to cybersecurity, privacy and data protection are rapidly expanding and creating a complex compliance environment. These laws include evolving legislation with respect to the collection, storage, handling, use, disclosure, transfer, and security of personal data and the notification requirements in the event of unauthorized access to or acquisition of certain types of personal information. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact that future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. Failure to comply with these laws may affect our reputation and operating results negatively, subject us to significant liabilities, costs or expenses, and may require significant management time and attention.

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

Furthermore, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute violations under Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

The EU’s General Data Protection Regulation (the “GDPR”), the CCPA, and the data protection and security laws of other states and countries impose additional requirements with respect to disclosure and deletion of personal information of their residents, imposing penalties for violations and, in some cases, private right of action for data breaches. These laws, and similar legislation that is developing or has been recently enacted, impose transparency and other obligations with respect to personal data of their respective residents and provide residents with similar rights for certain types of data breaches. We have invested, and continue to invest, human and technology resources in our data compliance efforts that may be time-intensive and costly. Despite our efforts, there is a risk that we may be subject to fines and penalties for non-compliance and experience litigation, reputational harm and business interruption if we fail to protect the privacy of third-party data or to comply with the GDPR, CCPA, and other applicable data privacy and protection regimes.

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

As of December 31, 2024, we had $769.9 million of net intangible assets, including goodwill, on our consolidated balance sheet. Net intangible assets consist principally of goodwill, customer relationships, patents, trademarks, tradenames, and core technologies. Goodwill and indefinite-lived intangible assets are tested for impairment at least on an annual basis. All other intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

Adverse changes in our business, adverse changes in the assumptions used to determine the fair value of our reporting units, or the failure to grow our businesses may result in an impairment of our intangible assets, which could adversely affect our results of operations.

Our reliance upon OEM customers subjects us to credit, inventory, and business failure risks beyond our control.

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

The loss of sales, or significant reductions in orders from, any major customers may have a material adverse effect on us.

Our top ten customers accounted for approximately 37% of our sales for the year ended December 31, 2024. In any one reporting period, our major customers may contribute an even larger percentage of our consolidated sales. The loss, or any significant reduction in orders from, any of these customers, including reductions due to economic, market or competitive conditions or regulatory requirements, would likely have a material adverse effect on our business, financial condition and results of operations. None of our significant customers has entered into an agreement with us requiring it to purchase any minimum quantity of our products.

Attempts to lessen the adverse effect of any loss or reduction of sales through the rapid addition of new customers would be difficult because customers typically require lengthy qualification periods prior to placing volume orders with a new supplier. Our future success will continue to depend upon: our ability to maintain relationships with existing key customers; our ability to attract new customers and satisfy any required qualification periods; our ability to introduce new products in a timely manner for existing and new customers; and our ability to gain customers in new, emerging segments of our markets.

Increasing scrutiny and changing expectations from investors, customers, governments and other stakeholders and third parties with respect to corporate sustainability and responsibility practices may cause us to incur additional costs or expose us to additional risks.

There has been increased public focus and scrutiny from investors, governmental and nongovernmental organizations, customers, and other stakeholders and third parties on corporate sustainability and responsibility practices in recent years, including with respect to global warming and climate change, diversity, equity and inclusion, and labor and human rights, among other similar issues. Both the standard setting and regulatory landscapes are evolving and extremely complex, presenting significant compliance challenges. Such increased complexity and scrutiny may result in increased costs, increased risk of litigation or reputational damage relating to our sustainability and responsibility practices or performance, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations. Many different governmental organizations are promulgating reporting standards and rules that focus on a myriad of sustainability topics, including new reporting requirements in various jurisdictions. For example, we may be subject to, among others, the requirements of the EU Corporate Sustainability Reporting Directive, other EU directives, EU and EU member state regulations, various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) from the State of California as well as the SEC’s stayed rule on climate related disclosures, if put in place. Additional local, state, federal and international laws and rules with respect to sustainability and corporate responsibility matters may be enacted in the future and the extent and scope of their requirements and impacts on our business are unknown. As we continue to focus on developing our sustainability and corporate responsibility practices, such practices may not meet the standards of all of our stakeholders, and both advocates and opponents of such practices are increasingly resorting to a range of activism forms, including media campaigns, shareholder proposals, and litigations, to advance their perspectives. There has similarly been an increase in activism and litigation alleging that corporate diversity, equity and inclusion programs may discriminate against certain groups. Many of our large, global customers are also committing to long-term targets to reduce greenhouse gas emissions within their supply chains. If we are unable to support customers in achieving these reductions, we may lose revenue if our customers find other suppliers who are better able to support such reductions. A failure, or perceived failure, to respond to expectations of all key stakeholders could cause harm to our business and reputation and have a negative impact on the market price of our common shares. Further, organizations that provide information to investors on corporate governance and related matters have developed rating processes for evaluating companies on sustainability and corporate responsibility matters. Such ratings are used by some investors to inform their investment or voting decisions. Unfavorable ratings could lead to negative investor sentiment towards us and/or our industry, which could have a negative impact on our access to and costs of capital.

The effects of climate change and related regulatory responses may adversely impact our business.

The intensifying effects of climate change present physical, liability, and transition risks with both macro and micro implications for companies and financial markets. There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere are causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters (such as floods, droughts, wildfires and severe storms). Such events could, among other things, disrupt our operations, including by damaging or destroying our facilities or those of our suppliers, which may cause us to suffer losses and additional costs to maintain or resume operations or as a result of supply chain-related delays or cancellations, which could have an adverse impact on our business and results of operations. In addition, implementing changes to mitigate risks associated with such events may result in substantial additional operational expenses in the medium- and long-term, which may materially affect our profitability.

In addition, concerns over climate change and sustainability have led to some foreign, domestic and local legislative and regulatory initiatives directed at limiting carbon dioxide and other greenhouse gas emissions. We may experience increased costs in order to execute upon our sustainability goals and comply with future climate-change related government mandates as well as stricter environmental protection laws, which could have an adverse impact on our results of operations and financial condition. Certain regulations may require us to redesign our products to ensure compliance with the applicable standards. These redesigns may adversely affect the performance of our products, add greater testing lead-times for product introductions and reduce our profitability.

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

As of December 31, 2024, we had outstanding debt of $419.2 million under our amended and restated senior secured credit agreement (as amended, the “Third Amended and Restated Credit Agreement”) and $346.2 million of additional borrowing capacity available under the revolving credit facility. If we are unable to satisfy the conditions in the Third Amended and Restated Credit Agreement or our needs exceed the amounts available under the revolving credit facility, we may need to obtain equity or debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution. Any new equity securities we issue could have rights, preferences and privileges superior to those of the holders of our common shares. Further, our Third Amended and Restated Credit Agreement restricts our ability to obtain additional debt financing from other sources. If we are unable to obtain adequate financing or obtain financing on terms satisfactory to us when we need it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common shares.

Our existing indebtedness could adversely affect our future business, financial condition and results of operations.

As of December 31, 2024, we had $419.2 million of outstanding debt. This level of debt could have significant consequences on our future operations, including:

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

While our management and our independent registered public accounting firm concluded that our internal control over financial reporting was effective as of December 31, 2024, it is possible that material weaknesses may be identified in the future.

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

We design and assess our program based on various cybersecurity frameworks, such as the National Institute of Standards and Technology (“NIST”) as well as International Organization for Standardization (“ISO”) 27001. We use these cybersecurity frameworks and information security standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is designed to be integrated into our overall risk management program, and shares common methodologies and governance processes across the risk management program. Key elements of our cybersecurity risk management program, include but are not limited, to the followings:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
a security team and an external service provider principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity threats and incidents;
•
the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our cybersecurity security processes;
•
cybersecurity awareness training for our employees, including incident response personnel and senior management, on a quarterly basis as part of the risk mitigation strategy;
•
quarterly testing of the effectiveness of the cybersecurity awareness training;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•
a third-party risk management process for key service providers, based on our assessment of their criticality to our operations and respective risk profile, suppliers, and vendors; and
•
cybersecurity internal and external penetration testing.

We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We have not experienced any incidents that have materially affected us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

The Board of Directors (the “Board”) recognizes the need for continually monitoring our information security risks and cybersecurity initiatives. The Audit Committee of our Board undertakes the primary oversight responsibility over our cybersecurity risks and information security controls. Management briefs the Audit Committee on information security matters at each quarterly meeting of the Audit Committee. In addition, management updates the Audit Committee regarding any potentially material cybersecurity incidents, if any, as well as any incidents with lesser potential impact.

In addition to the role the Audit Committee plays in overseeing enterprise and cybersecurity risks, the Environmental, Social and Governance (“ESG”) Committee reviews and oversees our overall cybersecurity program, including its strategy and processes, and is updated by management on the status and development of the cybersecurity programs at each of the ESG Committee’s meetings.

Both the Audit Committee and the ESG Committee report to the full Board regarding their activities, including those related to our cybersecurity risks and program. The full Board also receives briefings from management at least once a year on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics presented by the Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”).

Our management team, including our IT management team, is responsible for assessing and managing our material risks from cybersecurity threats. The CISO/CIO oversees the overall cybersecurity risk management program, and the Deputy Chief Information Security Officer (“DCISO”) has the primary operational responsibilities over our cybersecurity program, including supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants. The CISO, who is also our CIO, has over 23 years of experience managing global IT operations, including strategy, applications, infrastructure, information security, support and execution. The CISO/CIO holds a Master of Science degree in computer science and engineering (with a specialization in Information

Assurance) and a Doctorate of Engineering Management/Systems Engineering degree. Our DCISO has served in various roles in information security for over 16 years and holds a Bachelor of Science degree in mathematics and computer science and a Master of Science degree in computer science.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties

Our principal owned and leased properties as of December 31, 2024 are listed in the table below.

Location	Principal Use	Current Segment	Approximate Square Feet	Owned/Leased
Bedford, Massachusetts United States	Manufacturing, R&D, Marketing, Sales and Administration	Automation Enabling Technologies, Medical Solutions, Corporate	147,000	Leased; expires in 2031
Apex, North Carolina United States	Manufacturing, R&D, Marketing, Sales and Administration	Automation Enabling Technologies	117,000	Leased; expires in 2028
Ludwigsstadt Germany	Manufacturing and Administration	Medical Solutions	105,000	Owned
Přelouč Czech Republic	Manufacturing and Administration	Medical Solutions	95,000	Owned
Wackersdorf Germany	R&D	Automation Enabling Technologies	68,000	Owned
Mukilteo, Washington, United States	Manufacturing, R&D, Marketing, Sales and Administration	Automation Enabling Technologies	63,000	Owned

Additional manufacturing, research and development, sales, service and logistics sites are located in California, Connecticut, Florida, Michigan, New York, and Oregon within the United States, and in China, Czech Republic, Germany, Italy, Japan, Spain and the United Kingdom. These additional facilities cover approximately 670,000 square feet, of which approximately 560,000 square feet are leased and approximately 110,000 square feet are owned.

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

Holders

As of the close of business on February 17, 2025, there were approximately 30 holders of record of the Company’s common shares. Since many of the common shares are registered in “nominee” or “street” names, the Company believes that the total number of beneficial owners is considerably higher.

Dividend Policy

The Company has never declared or paid cash dividends on its common shares and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

In February 2020, the Company's Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”), authorizing the repurchase of $50.0 million worth of the Company's common shares. No shares were repurchased during the three months and year ended December 31, 2024. As of December 31, 2024, the Company had $49.5 million available for future share repurchases under the 2020 Repurchase Plan. There is no expiration date for the 2020 Repurchase Plan.

Performance Graph

The following graph compares the cumulative total return on the Company’s common shares with the cumulative total return on the Nasdaq Composite Index and the Russell 2000 Index for the period from December 31, 2019 through December 31, 2024. The comparison assumes an investment of $100 was made on December 31, 2019 in the Company’s common shares and in each of the indices and, in the case of the indices, it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return among Novanta Inc., Nasdaq Composite Index, and Russell 2000 Index

300
250
200
150
100
50
-
Dollars
2019
2020
2021
2022
2023
2024
Year
Novanta Inc.
Nasdaq Composite
Russell 2000

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Novanta Inc.	$100.00	$133.67	$199.38	$153.63	$190.42	$172.74
Nasdaq Composite Index	$100.00	$141.54	$172.93	$116.67	$168.75	$218.65
Russell 2000 Index (1)	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93

(1)
Copyright © Russell Investments 2024. All rights reserved.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K. The MD&A contains certain forward looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, our future financial results and our financial condition; our belief that the Purchasing Managers Index may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; anticipated revenue performance; industry trends; market conditions; our competitive position; the loss of sales, or significant reduction in orders from, any major customers; our ability to contain or reduce costs; changes in economic and political conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings and dividend policy; anticipated expenditures in regard to the Company’s benefit plans; future acquisitions and integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits and expected costs of restructuring programs; ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory requirements, including environmental requirements, and our compliance thereto; and other statements that are not historical facts. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” The words “anticipates,” “believes,” “expects,” “intends,” “future,” “estimates,” “plans,” “could,” “would,” “should,” “potential,” “continues,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward looking statements. Readers should not place undue reliance on any such forward looking statements, which speak only as of the date they are made. Management and the Company disclaim any obligation to publicly update or revise any such statements to reflect any change in its expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward looking statements, except as required under applicable law.

Business Overview

Novanta Inc. and its subsidiaries (collectively referred to as, the “Company”, “Novanta”, “we”, “us”, “our”) is a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. We combine deep proprietary technology expertise and competencies in precision medicine, precision manufacturing, robotics and automation, and advanced surgery with a proven ability to solve complex technical challenges. This enables us to engineer core components and sub-systems that deliver extreme precision and performance, tailored to our customers' demanding applications.

End Markets

We primarily operate in two end markets: the medical market and the advanced industrial market.

Medical Market

For the year ended December 31, 2024, the medical market accounted for approximately 55% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital, life science, and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, demand levels for life science automation technology, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the year ended December 31, 2024, the advanced industrial market accounted for approximately 45% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the

Purchasing Managers Index on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Acquisition of Motion Solutions

On January 2, 2024, we completed the acquisition of Motion Solutions Parent Corp. (“Motion Solutions”), an Irvine, California based provider of highly engineered integrated solutions, specializing in proprietary precision motion and advanced motion control solutions, for a total purchase price of $192.0 million in cash, net of working capital adjustments. The acquisition was financed with borrowings under our revolving credit facility. The addition of Motion Solutions enhances our product portfolio and further expands our presence in attractive medical and precision medicine applications. The Motion Solutions acquisition is included in our Medical Solutions reportable segment.

Reporting Segment Change

During the fourth quarter of 2024, we updated our organizational structure and re-aligned our financial reporting structure under two reportable segments: Automation Enabling Technologies and Medical Solutions. Prior to the reorganization, our historical reportable segments were: Precision Medicine and Manufacturing, Robotics and Automation, and Medical Solutions. Prior period segment financial information has been recast to align with the new reportable segments.

Business Environment

In recent years, the global economy has faced significant challenges, including inflation, supply chain disruptions, business slowdowns, labor shortages, and market volatility. We address macroeconomic challenges by continuing to execute our strategy. There have been improvements in the supply chain with better on-time deliveries, and recent efforts have successfully addressed talent shortages. However, uncertainty remains about overall macroeconomic conditions due to geopolitical tensions and possible changes in trade policies.

Economic tensions and changes in trade policies, such as higher tariffs, retaliatory measures, and renegotiated free trade agreements, changes in government funding, and the ongoing impact from prolonged inflationary pressures could impact the global market for our products. In addition, we continue to monitor geopolitical conflict in Israel, Russia and Ukraine for any potential impact on our businesses.

Overview of Financial Results

Total revenue for 2024 was $949.2 million, an increase of $67.6 million, or 7.7%, versus 2023. This increase was primarily due to revenue from our 2024 acquisition, partially offset by a decrease in demand in the advanced industrial and medical end markets. The effect of our 2024 acquisition resulted in an increase in revenue of $82.4 million, or 9.4%.

Operating income for 2024 was $110.6 million, and remained flat versus the prior year. This was primarily attributable to an increase in gross profit of $21.6 million, partially offset by an increase in selling, general and administrative (“SG&A”) expenses of $11.5 million, an increase in amortization expense of $5.3 million, an increase in research and development and engineering (“R&D”) expenses of $3.8 million, and an increase in restructuring, acquisition and related costs of $0.9 million.

Basic earnings per common share (“basic EPS”) of $1.78 in 2024 decreased $0.25 from basic EPS of $2.03 in 2023. Diluted earnings per common share (“diluted EPS”) of $1.77 in 2024 decreased $0.25 from diluted EPS of $2.02 in 2023. The decreases in basic EPS and diluted EPS were primarily attributable to an increase in interest expense and an increase in income tax provision.

Specific components of our operating results for 2024, 2023 and 2022 are further discussed below.

Results of Operations

The following table sets forth external revenue by reportable segment for 2024, 2023 and 2022 (dollars in thousands):

				% Change	% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Automation Enabling Technologies	$490,620	$499,220	$534,090	(1.7)%	(6.5)%
Medical Solutions	458,625	382,442	326,813	19.9%	17.0%
Total	$949,245	$881,662	$860,903	7.7%	2.4%

Automation Enabling Technologies

Automation Enabling Technologies segment revenue in 2024 decreased by $8.6 million, or 1.7%, versus 2023, primarily due to a decrease in demand in advanced industrial markets.

Automation Enabling Technologies segment revenue in 2023 decreased by $34.9 million, or 6.5%, versus 2022, primarily due to a decrease in demand in the advanced industrial markets, partially offset by an increase in medical markets.

Medical Solutions

Medical Solutions segment revenue in 2024 increased $76.2 million, or 19.9%, versus 2023, primarily due to revenue from our 2024 acquisition, and an increase in sales from our advanced surgery products, partially offset by a decrease in revenue from our precision medicine products.

Medical Solutions segment revenue in 2023 increased $55.6 million, or 17.0%, versus 2022, primarily due to increases in sales from our advanced surgery and precision medicine products, and $8.1 million of revenue contributions from our 2022 acquisition.

Gross Profit

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for 2024, 2023 and 2022 (dollars in thousands):

	2024	2023	2022
Gross profit:
Automation Enabling Technologies	$234,975	$234,798	$245,005
Medical Solutions	189,957	170,787	139,031
Unallocated	(3,387)	(5,688)	(5,564)
Total	$421,545	$399,897	$378,472
Gross profit margin:
Automation Enabling Technologies	47.9%	47.0%	45.9%
Medical Solutions	41.4%	44.7%	42.5%

Total	44.4%	45.4%	44.0%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and fair value adjustments, warranty expenses, and intangible amortization.

Automation Enabling Technologies

Automation Enabling Technologies segment gross profit for 2024 increased $0.2 million, or 0.1%, versus 2023, primarily due to an increase in gross profit margin, partially offset by a decrease in revenue. Automation Enabling Technologies segment gross profit margin was 47.9% in 2024, versus a gross profit margin of 47.0% for 2023. The increase in gross profit margin was primarily attributable to a lower cost of poor quality, partially offset by unfavorable factory utilization as a result of lower sales.

Automation Enabling Technologies segment gross profit for 2023 decreased $10.2 million, or 4.2%, versus 2022, primarily due to a decrease in revenue. Automation Enabling Technologies segment gross profit margin was 47.0% in 2023, versus a gross profit margin of 45.9% for 2022. The increase in gross profit margin was primarily attributable to improved factory productivity and the impact of business interruption insurance recovery payments, partially offset by an increase in inventory reserves as a result of a demand decline in the advanced industrial market and higher cost of poor quality.

Medical Solutions

Medical Solutions segment gross profit for 2024 increased by $19.2 million, or 11.2%, versus 2023, primarily due to an increase in revenue. Medical Solutions gross profit margin was 41.4% for 2024, versus a gross profit margin of 44.7% for 2023. The decrease in gross profit margin was primarily due to an inventory related charge associated with a precision medicine product, and the dilutive effect of our 2024 acquisition, partially offset by improved factory utilization in our advanced surgery products.

Medical Solutions segment gross profit for 2023 increased by $31.8 million, or 22.8%, versus 2022, primarily due to an increase in both revenue and gross profit margin. Medical Solutions gross profit margin was 44.7% for 2023, versus a gross profit margin of 42.5% for 2022. The increase in gross profit margin was primarily due to improved factory efficiency.

Operating Expenses

The following table sets forth operating expenses for 2024, 2023, and 2022 (dollars in thousands):

				% Change	% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Research and development and engineering	$95,515	$91,682	$85,770	4.2%	6.9%
Selling, general and administrative	175,943	164,460	158,901	7.0%	3.5%
Amortization of purchased intangible assets	25,794	20,445	26,338	26.2%	(22.4)%
Restructuring, acquisition and related costs	13,709	12,814	4,384	7.0%	192.3%
Total	$310,961	$289,401	$275,393	7.4%	5.1%

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation and related expenses and cost of materials for R&D projects.

R&D expenses were $95.5 million, or 10.1% of revenue, in 2024, versus $91.7 million, or 10.4% of revenue, in 2023. R&D expenses increased in terms of total dollars primarily due to an increase in costs from our 2024 acquisition.

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

SG&A expenses were $175.9 million, or 18.5% of revenue, in 2024, versus $164.5 million, or 18.7% of revenue, in 2023. SG&A expenses increased in terms of total dollars primarily due to increases in costs from our 2024 acquisition and discretionary spending.

SG&A expenses were $164.5 million, or 18.7% of revenue, in 2023, versus $158.9 million, or 18.5% of revenue, in 2022. SG&A expenses increased in terms of total dollars and as a percentage of revenue primarily due to increases in compensation related expenses and discretionary spending.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets is charged to our Automation Enabling Technologies and our Medical Solutions segments. Amortization of developed technologies is included in cost of revenue in the consolidated statement of operations. Amortization of customer relationships, trademarks, trade names, backlog and other intangibles are included in operating expenses in the consolidated statement of operations.

Amortization of purchased intangible assets, excluding the amortization of developed technologies that is included in cost of revenue, was $25.8 million, or 2.7% of revenue, in 2024, versus $20.4 million, or 2.3% of revenue, in 2023. The increase, in terms of total dollars and as a percentage of revenue, was the result of more acquired intangible assets from our 2024 acquisition.

Amortization of purchased intangible assets, excluding the amortization of developed technologies that is included in cost of revenue, was $20.4 million, or 2.3% of revenue, in 2023, versus $26.3 million, or 3.1% of revenue, in 2022. The decrease, in terms of total dollars and as a percentage of revenue, was primarily due to certain intangible assets being fully amortized in 2022.

Restructuring, Acquisition and Related Costs

Restructuring, acquisition and related costs primarily relate to our restructuring programs, acquisition related costs incurred for completed acquisitions, acquisition costs related to future potential acquisitions and failed acquisitions, and changes in fair value of contingent considerations.

We recorded restructuring, acquisition and related costs of $13.7 million in 2024, versus $12.8 million in 2023. The increase is primarily as a result of our 2024 acquisition and lower restructuring related charges.

We recorded restructuring, acquisition and related costs of $12.8 million in 2023, versus $4.4 million in 2022. The restructuring costs increased $7.4 million primarily related to the severance and related costs and facility costs associated with the closure of a small manufacturing facility to improve efficiencies.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Operating Income (Loss)
Automation Enabling Technologies	$106,403	$96,281	$105,425
Medical Solutions	57,532	63,258	46,873
Unallocated	(53,351)	(49,043)	(49,219)
Total	$110,584	$110,496	$103,079

Automation Enabling Technologies

Automation Enabling Technologies segment operating income was $106.4 million, or 21.7% of revenue, in 2024, versus $96.3 million, or 19.3% of revenue, in 2023. The increase in operating income was primarily due to a decrease in restructuring, acquisition and related costs of $6.8 million, a decrease in R&D expenses of $4.0 million, and a decrease in amortization expense of $1.7 million, partially offset by an increase in SG&A expenses of $2.6 million.

Automation Enabling Technologies segment operating income was $96.3 million, or 19.3% of revenue, in 2023, versus $105.4 million, or 19.7% of revenue, in 2022. The decrease in operating income was primarily due to a decrease in gross profit of $10.2 million, and an increase in restructuring, acquisition and related costs of $6.8 million, partially offset by a decrease in amortization expense of $4.7 million, a decrease in R&D expenses of $2.4 million, and a decrease in SG&A expenses of $0.7 million.

Medical Solutions

Medical Solutions segment operating income was $57.5 million, or 12.5% of revenue, in 2024, versus $63.3 million, or 16.5% of revenue, in 2023. The decrease in operating income was primarily due to an increase in R&D expenses of $7.7 million, an increase in amortization expense of $7.1 million as a result of our 2024 acquisition, an increase in restructuring, acquisition and related costs of $5.6 million and an increase in SG&A expenses of $4.6 million, partially offset by an increase in gross profit of $19.2 million.

Medical Solutions segment operating income was $63.3 million, or 16.5% of revenue, in 2023, versus $46.9 million, or 14.3% of revenue, in 2022. The increase in operating income was primarily due to an increase in gross profit of $31.8 million and a decrease in amortization expense of $1.2 million, partially offset by an increase in R&D expenses of $9.0 million, an increase in SG&A expenses of $6.6 million, and an increase in restructuring, acquisition and related costs of $0.9 million.

Unallocated costs

Unallocated costs primarily represent costs of corporate and shared SG&A functions and other public company costs that are not allocated to the reportable segments, including certain restructuring and most acquisition related costs.

Unallocated costs for 2024 increased by $4.3 million, or 8.8%, from 2023. The increase in operating loss was primarily due to an increase in SG&A expenses.

Unallocated costs for 2023 decreased by $0.2 million, or $0.4%, from 2022.

Interest Income (Expense), Foreign Exchange Transaction Gains (Losses), and Other Income (Expense), Net

The following table sets forth interest income (expense), foreign exchange transaction gains (losses), and other income (expense) for 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Interest income (expense), net	$(31,489)	$(25,818)	$(15,616)
Foreign exchange transaction gains (losses), net	$413	$(255)	$67
Other income (expense), net	$(442)	$(675)	$(371)

Interest Income (Expense), Net

Net interest expense was $31.5 million in 2024 versus $25.8 million in 2023. The increase in net interest expense was primarily due to an increase in average debt levels to fund the 2024 acquisition and an increase in the weighted average interest rate, partially offset by an increase in interest income. The weighted average interest rate on our outstanding debt was 6.58% and 6.21% for 2024 and 2023, respectively. Included in net interest expense was non-cash interest expense of approximately $1.2 million for both 2024 and 2023, related to the amortization of deferred financing costs on our debt.

Net interest expense was $25.8 million in 2023 versus $15.6 million in 2022. The increase in net interest expense was primarily due to an increase in the weighted average interest rate, partially offset by a decrease in average debt levels under our senior credit facilities. The weighted average interest rate on our outstanding debt was 6.21% and 3.24% for 2023 and 2022, respectively. Included in net interest expense was non-cash interest expense of approximately $1.2 million for both 2023 and 2022, related to the amortization of deferred financing costs on our debt.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were nominal in 2024, 2023, and 2022.

Other Income (Expense), Net

Net other expenses were nominal in 2024, 2023, and 2022.

Income Tax Provision

We recorded a tax provision of $15.0 million in 2024, compared to a tax provision of $10.9 million in 2023. The effective tax rate for 2024 was 18.9% of income before income taxes, compared to an effective tax rate of 13.0% of income before income taxes for 2023. Our effective tax rate for 2024 differed from the Canadian statutory rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, $3.0 million benefit for foreign derived intangible income, $4.0 million benefit from U.K. patent box deductions and $2.6 million benefit from R&D and other tax credits, partially offset by a $1.9 million increase in valuation allowances and a $1.7 million detriment related to disallowed compensation.

We recorded a tax provision of $10.9 million in 2023. The effective tax rate for 2023 was 13.0% of income before income taxes. Our effective tax rate for 2023 differed from the Canadian statutory rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, $4.5 million benefit for foreign derived intangible income, $4.2 million benefit from U.K. patent box deductions and $3.6 million benefit from R&D and other tax credits, partially offset by $2.1 million increase in valuation allowances and a $2.6 million detriment related to disallowed compensation.

On December 12, 2022, the EU member states agreed to implement the Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Model Rules. These rules, which impose a global corporate minimum income tax rate of 15%, have been enacted or introduced in proposed legislation in 45 countries. Additional countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. We operate in many jurisdictions that have adopted these rules. We fall under the transitional safe harbor rules in the majority of jurisdictions in which we operate and are therefore not subject to the Pillar Two global minimum tax. Where we cannot apply the safe harbor rules, we have determined that we have no Pillar Two tax adjustments. Although future legislation or changes in our financial results could materially increase our global minimum tax expense, this legislation did not have a direct material impact in 2024.

Net Income

Net income was $64.1 million for 2024, compared to $72.9 million for 2023, and $74.1 million for 2022, reflecting the impact of the factors described above.

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

As of December 31, 2024, $71.7 million of our $114.0 million of cash and cash equivalents was held by our subsidiaries outside of North America. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our senior credit facilities. Approximately $86.6 million of the outstanding borrowings under our senior credit facilities were held in our subsidiaries outside of North America as of December 31, 2024. Additionally, we may use intercompany loans to address short-term cash flow needs from various subsidiaries.

In May 2021, our shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. Our Board of Directors may designate and issue one or more series of preferred shares in order to raise additional capital, provided that no shares of any series may be entitled to more than one vote per share. As of December 31, 2024, no preferred shares were issued and outstanding.

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

In February 2020, our Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of $50.0 million worth of common shares, effective after our prior repurchase plan was completed. Share repurchases have been made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. During the year ended December 31, 2022, we repurchased 4 thousand shares for an aggregate purchase price of $0.5 million at an average price of $116.95 per share under the 2020 Repurchase Plan. No shares were repurchased during the years ended December 31, 2024 or 2023. As of December 31, 2024, we had $49.5 million available for share repurchases under the 2020 Repurchase Plan.

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

On March 27, 2020, we entered into an amendment (the “First Amendment”) to the Credit Agreement and exercised a portion of the uncommitted accordion feature. The First Amendment increased the revolving credit facility commitment under the Third Amended and Restated Credit Agreement by $145.0 million, from $350.0 million to $495.0 million, and reset the uncommitted accordion feature to $200.0 million for potential future expansion.

On June 2, 2020, we entered into an amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment revised our consolidated leverage ratio definition (as defined in the Third Amended and Restated Credit Agreement) allowing for the use of up to $25 million unrestricted cash and cash equivalents as a reduction to consolidated funded indebtedness (as defined in the Third Amended and Restated Credit Agreement).

On October 5, 2021, we entered into an amendment (the “Fourth Amendment”) to the Credit Agreement to exercise the accordion feature. The Fourth Amendment increased the revolving credit facility commitment under the Third Amended and Restated Credit Agreement by $200.0 million, from $495.0 million to $695.0 million, and reset the uncommitted accordion feature to $200.0 million for potential future expansion.

On March 10, 2022, the Company entered into an amendment (the “Fifth Amendment”) to the Credit Agreement to extend the maturity date thereof from December 31, 2024 to March 10, 2027, update the pricing grid, replace LIBOR with SOFR as the reference rate for U.S. dollar borrowings, and increase the uncommitted accordion feature from $200.0 million to $350.0 million.

As of December 31, 2024, we had $70.4 (€67.6) million term loan and $348.8 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Credit Agreement, plus a margin ranging between 0.00% to 0.75% per annum, determined by reference to our consolidated leverage ratio, or (b) the Term SOFR Screen Rate, the Alternative Currency Daily Rate or the Alternative Currency Term Rate, as defined in the Credit Agreement, plus a margin ranging between 0.75% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.30% per annum, determined by reference to our consolidated leverage ratio. As of December 31, 2024, we had outstanding borrowings under the Senior Credit Facilities denominated in Euro and U.S. Dollars of $86.6 million and $332.6 million, respectively.

The Credit Agreement contains various covenants that, we believe, are usual and customary for this type of agreement, including a maximum allowed leverage ratio and a minimum required fixed charge coverage ratio (as defined in the Third Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of December 31, 2024:

	Requirement	Actual as of December 31, 2024
Maximum consolidated leverage ratio (1)	3.50	1.86
Minimum consolidated fixed charge coverage ratio	1.50	4.69
(1)
Maximum consolidated leverage ratio shall be increased to 4.00 for four consecutive quarters following a designated acquisition, as defined in the Fifth Amendment.

In addition, the Credit Agreement contains various other customary representations, warranties and covenants applicable to the Company and its subsidiaries, including: (i) limitations on certain payments; (ii) limitations on fundamental changes involving the Company; (iii) limitations on the disposition of assets; and (iv) limitations on indebtedness, investments, and liens.

Cash Flows

Cash and cash equivalents totaled $114.0 million as of December 31, 2024, versus $105.1 million as of December 31, 2023. The net increase in cash and cash equivalents is primarily attributable to cash provided by operating activities of $158.5 million, and $198.0 million of borrowings under our revolving credit agreement, partially offset by $191.2 million of cash consideration for the 2024 acquisition, $131.1 million of debt repayments, $17.2 million of capital expenditures, and $9.7 million of payroll withholding tax payments related to net share settlement upon vesting of share-based compensation awards.

The following table summarizes our cash and cash equivalent balances, cash flows and unused borrowing capacity available under our revolving credit facility for the years indicated (in thousands):

	2024	2023	2022
Cash and cash equivalents, end of year	$113,989	$105,051	$100,105
Net cash provided by operating activities	$158,512	$120,075	$90,779
Net cash used in investing activities	$(208,189)	$(19,892)	$(42,541)
Net cash provided by (used in) financing activities	$56,943	$(97,853)	$(60,154)
Unused borrowing capacity available under the revolving credit facility, end of year	$346,249	$416,596	$336,587

Operating Cash Flows

Net cash provided by operating activities was $158.5 million in 2024, versus $120.1 million in 2023. Cash provided by operating activities increased from 2023 primarily as a result of reduced net working capital and lower income tax payments, partially offset by higher interest payments as a result of increased debt levels.

Net cash provided by operating activities was $120.1 million in 2023, versus $90.8 million in 2022. Cash provided by operating activities increased from 2022 primarily as a result of higher operating income and less cash outflows from changes in net working capital, partially offset by higher income tax payments and higher interest payments.

Investing Cash Flows

Net cash used in investing activities was $208.2 million in 2024, primarily related to the $191.2 million of cash considerations (net of cash acquired) paid for our 2024 acquisition and capital expenditures of $17.2 million.

Net cash used in investing activities was $19.9 million in 2023, primarily related to capital expenditures of $20.0 million.

Net cash used in investing activities was $42.5 million in 2022, primarily driven by the $22.4 million of cash consideration (net of cash acquired) paid for our 2022 acquisition. We also paid $19.6 million for capital expenditures and $1.5 million for contingent consideration related to our 2016 asset acquisition of video signal processing and management technologies. We received $0.8 million net working capital adjustment in 2022 related to our 2021 acquisition.

We have no material commitments to purchase property, plant and equipment as of December 31, 2024. We expect to use approximately $20 million to $30 million in 2025 for capital expenditures related to investments in new property, plant and equipment for our existing businesses.

Financing Cash Flows

Net cash provided by financing activities was $56.9 million in 2024, primarily due to borrowings under the credit facilities of $198.0 million, partially offset by $131.1 million of term loan and revolving credit facility repayments and $9.7 million of payroll withholding tax payments related to net share settlement upon vesting of share-based compensation awards.

Net cash used in financing activities was $97.9 million in 2023, primarily due to $86.6 million of term loan and revolving credit facility repayments and $10.6 million of payroll withholding tax payments related to net share settlement upon vesting of share-based compensation awards.

Net cash used in financing activities was $60.2 million in 2022, primarily due to $59.0 million of term loan and revolving credit facility repayments, $46.3 million of contingent consideration payments related to prior year acquisitions, $11.7 million of payroll withholding tax payments related to net share settlement upon vesting of share-based compensation awards, $10.0 million of repurchases of common shares, and $2.5 million of debt issuance costs in connection with the Fifth Amendment, partially offset by $69.9 million of borrowings under our revolving credit facility used to fund the contingent consideration payment for our 2021 acquisition and the cash consideration for our 2022 acquisition.

In 2025, we are contractually required to make $4.7 million in repayments under our term loan facility. In addition, we may make optional repayments under our revolving credit facility from time to time with available cash generated from future operating activities.

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

Our funding policy is to fund the U.K. Plan based on actuarial methods as permitted by the Pensions Regulator in the U.K. The results of funding valuations depend on both the funding deficit and the assumptions used, such as asset returns, discount rates, mortality rates, retail price inflation and other market driven assumptions. Each assumption used represents one estimate of many possible future outcomes. The final cost to us will be determined by events as they actually become known, including actual return on plan assets and pension payments to plan participants. As of December 31, 2024, the fair value of plan assets exceeded the projected benefit obligation under the U.K. Plan by $4.2 million. Based on the results of the most recent funding valuation in 2024, we will not be required to contribute any additional funds for the next three years. Future annual funding contributions, if any, will be determined in the next statutory funding valuation in 2027.

Material Cash Requirements

Senior Credit Facilities

As of December 31, 2024, we had $70.4 million (€67.6 million) term loan and $348.8 million revolving credit facility borrowings outstanding under the Senior Credit Facilities. The term loan is payable in quarterly installments of approximately €1.1 million ($1.2 million) with the final installment of €58.5 million ($61.0 million) due upon maturity in March 2027. Borrowings under the revolving credit facility are due at maturity in March 2027.

As of December 31, 2024, future interest payments under our Senior Credit Facilities are estimated to be approximately $52.7 million through maturity based on the current contractual term, with $24.4 million payable within the next twelve months. These estimates are based on current interest rates on floating rate obligations, as defined in the Third Amended and Restated Credit Agreement, for the remainder of the contractual life of both the term loan and outstanding borrowings under the revolving credit facility, and the current commitment fee rate was used for the unused commitments under the revolving credit facility as of December 31, 2024. These estimates also assume only quarterly term loan payments are made and outstanding revolving credit facility remains unchanged throughout the remainder of the contractual term. Actual future interest payments will vary due to changes in our debt level and interest rates. See Note 11, “Debt,” in the Consolidated Financial Statements for further details of our debt obligations and the timing of expected future payments.

Operating and Finance Leases

We have entered into various lease agreements for office and manufacturing facilities, vehicles, and equipment used in the normal course of business. As of December 31, 2024, undiscounted operating and finance lease obligations were $65.8 million, with $12.5 million payable within the next twelve months. See Note 12, “Leases,” in the Consolidated Financial Statements for further details of our obligations and the timing of expected future payments.

Purchase Obligations

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services. As of December 31, 2024, we had $138.7 million of purchase obligations, with $126.3 million payable within the next twelve months.

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

Share-Based Compensation. We record expenses associated with share-based compensation awards to employees and directors based on the fair value of awards as of the grant date. In addition to service-based awards granted to a wider employee base and stock options granted to certain members of the executive management team, we typically grant three types of performance-based awards to certain members of the executive management team: performance-based restricted stock units with company-specific financial performance conditions (“attainment-based PSUs”), performance-based restricted stock units with market-based performance conditions (“market-based PSUs”), and performance-based restricted stock units with a hybrid of company-specific financial performance conditions and market-based performance conditions (“hybrid PSUs”).

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

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2024, using a qualitative assessment, noting no impairment. As of December 31, 2024, there were no indicators of impairment of our long-lived assets.

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

In conjunction with our ongoing review of our actual results and anticipated future earnings, we continuously reassess the adequacy of the valuation allowance currently in place on our deferred tax assets. In 2024, we established a valuation allowance of $1.9 million recorded on net operating losses, various credits, and other timing items in certain tax jurisdictions. The factors used to assess the likelihood of realization of deferred tax assets are the forecast of future taxable income, available tax planning strategies that could be implemented to realize the net deferred tax assets, potential for carryback and future reversals of deferred tax liabilities.

The amount of income taxes we pay is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our tax liabilities in the period that the assessments are made or resolved, or when the statute of limitations for certain periods expires. As of December 31, 2024, the Company’s total amount of unrecognized tax benefits was $4.8 million, of which $4.1 million would favorably affect our effective tax rate, if recognized. Over the next twelve months, we may need to recognize up to $0.8 million of previously unrecognized tax benefits due to statute of limitations closures.

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in nature. This amount becomes taxable upon the repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. The amount of undistributed earnings of foreign subsidiaries totaled $494.9 million as of December 31, 2024. The estimated unrecognized income and foreign withholding tax liabilities on these undistributed earnings is approximately $7.3 million.

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

Foreign Currency Exchange Rate Risk and Sensitivity

We are exposed to changes in foreign currency exchange rates which could affect our operating results as well as our financial position and cash flows. The foreign currencies to which we have the most significant exchange rate exposures are the Euro, British Pound, Japanese Yen and Chinese Yuan. The Company manages its foreign currency exposures on a consolidated basis, which allows the Company to analyze exposures globally and take into account offsetting exposures in certain balances. The primary foreign currency denominated transactions include revenue and expenses and the resulting accounts receivable and accounts payable balances reflected on our consolidated balance sheet as well as accounts receivable and accounts payable balances with intercompany trading partners that are eliminated in consolidation.

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

We had foreign currency contracts with notional amounts totaling $187.4 million and net fair value of $0.2 million as of December 31, 2024. A hypothetical 10% strengthening of the U.S. dollar against other currencies would result in an approximately $0.7 million decrease in the net fair value of our foreign currency contracts as of December 31, 2024. By contrast, a hypothetical 10% weakening of the U.S. dollar against other currencies would result in an approximately $0.7 million increase in the net fair value of our foreign currency contracts as of December 31, 2024.

Interest Rates

Our exposure to market risk associated with changes in interest rates relates primarily to our borrowings under our Senior Credit Facilities. We had $419.2 million of outstanding variable rate debt as of December 31, 2024. A 100 basis point increase in interest rates at December 31, 2024 would increase our annual pre-tax interest expense by approximately $4.2 million.

Item 8. Financial Statements and Supplementary Data

NOVANTA INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Novanta Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Novanta Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Motion Solutions Acquisition - Refer to Note 4 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Motion Solutions Parent Corp. ("Motion Solutions") for cash consideration of approximately $192.0 million on January 2, 2024. The Company accounted for the acquisition of Motion Solutions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimate of their respective fair values. The method used by management for determining the estimated fair value varied depending on the type of asset or liability. The estimated fair value of the developed technology and customer relationships required management to make significant estimates and assumptions related to the revenue growth rates and discount rate.

We identified the valuation of the developed technology and customer relationships intangible assets as a critical audit matter because of the significant estimates and assumptions management made to measure the fair value of the identifiable intangible assets for purposes of the purchase price allocation. The assessment of the estimate of fair value required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions relative to revenue growth rates and discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimate of the fair value of acquired developed technology and customer relationships for Motion Solutions included the following, among others:

•
We tested the effectiveness of controls over the valuation of developed technology and customer relationships, including management's controls over revenue growth rates and discount rates.
•
We evaluated the reasonableness of management's estimate of revenue growth rates:
o
We compared revenue forecasts assumptions to historical results.
o
We compared revenue forecasts to peer companies.
o
We compared revenue forecast and growth rates to similar businesses acquired by the Company in prior years.
o
With the assistance of our fair value specialists, we compared the long-term growth rate used to calculate the terminal value to market information.
o
We compared revenue forecasts to internal communication to management and the Board of Directors and other information obtained while performing the audit.
•
We evaluated the reasonableness of management's estimate of the discount rate by comparison to the historical discount rates used on similar prior acquisitions.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the fair value estimate for the developed technology and customer relationships and discount rate:
o
We evaluated the reasonableness of the valuation methodologies selected.
o
We tested source information underlying the determination of certain assumptions, tested the mathematical accuracy of calculations and compared those to the amounts selected by management.
o
We developed an independent range for the discount rate and compared such rate to the Company’s discount rate used in the valuation of the developed technology and customer relationship assets.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 25, 2025

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Novanta Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Novanta Inc. and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2024, except for the change in the manner in which the Company accounts for segments discussed in Note 18 to the consolidated financial statements, as to which the date is February 25, 2025

We served as the Company's auditor from 2013 to 2023.

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$113,989	$105,051
Accounts receivable, net of allowance of $505 and $571, respectively	151,026	139,410
Inventories	144,606	149,371
Prepaid income taxes and income taxes receivable	8,076	8,105
Prepaid expenses and other current assets	15,951	13,360
Total current assets	433,648	415,297
Property, plant and equipment, net	113,135	109,449
Operating right-of-use assets	42,908	38,302
Deferred tax assets	22,887	27,862
Other assets	5,991	5,617
Intangible assets, net	185,844	145,022
Goodwill	584,098	484,507
Total assets	$1,388,511	$1,226,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$4,691	$4,968
Accounts payable	76,890	57,195
Income taxes payable	16,000	7,767
Current portion of operating lease liabilities	9,879	8,189
Accrued expenses and other current liabilities	60,331	61,056
Total current liabilities	167,791	139,175
Long-term debt	411,949	349,404
Operating lease liabilities	40,548	37,345
Deferred tax liabilities	13,093	16,305
Income taxes payable	4,941	4,435
Other liabilities	4,491	5,932
Total liabilities	642,813	552,596
Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	-	-
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,938 and 35,814, respectively	423,856	423,856
Additional paid-in capital	84,214	70,180
Retained earnings	267,549	203,462
Accumulated other comprehensive loss	(29,921)	(24,038)
Total stockholders’ equity	745,698	673,460
Total liabilities and stockholders’ equity	$1,388,511	$1,226,056

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$949,245	$881,662	$860,903
Cost of revenue	527,700	481,765	482,431
Gross profit	421,545	399,897	378,472
Operating expenses:
Research and development and engineering	95,515	91,682	85,770
Selling, general and administrative	175,943	164,460	158,901
Amortization of purchased intangible assets	25,794	20,445	26,338
Restructuring, acquisition and related costs	13,709	12,814	4,384
Total operating expenses	310,961	289,401	275,393
Operating income	110,584	110,496	103,079
Interest income (expense), net	(31,489)	(25,818)	(15,616)
Foreign exchange transaction gains (losses), net	413	(255)	67
Other income (expense), net	(442)	(675)	(371)
Income before income taxes	79,066	83,748	87,159
Income tax provision	14,979	10,870	13,108
Net income	$64,087	$72,878	$74,051

Earnings per common share (Note 9):
Basic	$1.78	$2.03	$2.08
Diluted	$1.77	$2.02	$2.06

Weighted average common shares outstanding—basic	35,950	35,844	35,652
Weighted average common shares outstanding—diluted	36,124	36,031	35,909
The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023	2022
Net income	$64,087	$72,878	$74,051
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(7,082)	7,823	(18,674)
Pension liability adjustments, net of tax (2)	1,199	148	(469)
Total other comprehensive income (loss)	(5,883)	7,971	(19,143)
Total comprehensive income	$58,204	$80,849	$54,908

(1) The tax effect on this component of comprehensive income (loss) was nominal in 2024, 2023 and 2022.

(2) The tax effect on this component of comprehensive income (loss) was $376, $156 and $(401) in 2024, 2023 and 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

	Common Shares		Additional Paid-In	Retained Earning	Accumulated Other Comprehensive
	# of Shares	Amount	Capital	(Deficit)	Loss	Total
Balance at December 31, 2021	35,601	$423,856	$53,768	$56,533	$(12,866)	$521,291
Net income	—	—	—	74,051	—	74,051
Common shares issued under stock plans	276	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(82)	—	(11,721)	—	—	(11,721)
Repurchases of common shares	(84)	—	(10,000)	—	—	(10,000)
Share-based compensation	—	—	23,108	—	—	23,108
Other comprehensive income (loss), net of tax	—	—	—	—	(19,143)	(19,143)
Balance at December 31, 2022	35,711	423,856	55,155	130,584	(32,009)	577,586
Net income	—	—	—	72,878	—	72,878
Common shares issued under stock plans	173	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(70)	—	(10,563)	—	—	(10,563)
Repurchases of common shares	—	—	—	—	—	—
Share-based compensation	—	—	25,588	—	—	25,588
Other comprehensive income (loss), net of tax	—	—	—	—	7,971	7,971
Balance at December 31, 2023	35,814	423,856	70,180	203,462	(24,038)	673,460
Net income	—	—	—	64,087	—	64,087
Common shares issued under stock plans	184	—	440	—	—	440
Common shares withheld for taxes on vested stock awards	(60)	—	(9,713)	—	—	(9,713)
Repurchases of common shares	—	—	—	—	—	—
Share-based compensation	—	—	23,307	—	—	23,307
Other comprehensive income (loss), net of tax	—	—	—	—	(5,883)	(5,883)
Balance at December 31, 2024	35,938	$423,856	$84,214	$267,549	$(29,921)	$745,698

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$64,087	$72,878	$74,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,563	46,612	53,158
Provision for inventory excess and obsolescence	8,783	7,491	2,988
Impairment of operating lease assets	—	1,853	—
Share-based compensation	23,307	25,588	23,108
Deferred income taxes	(15,909)	(14,726)	(18,654)
Loss (gain) on disposal of fixed assets	(64)	148	(61)
Contingent consideration adjustments	(282)	—	(1,443)
Inventory acquisition fair value adjustments	2,777	—	160
Write-off of unamortized deferred financing costs	—	—	624
Non-cash interest expense	1,162	1,162	1,229
Other non-cash items	170	397	356
Changes in assets and liabilities which provided/(used) cash, excluding effects from business acquisitions:
Accounts receivable, net of allowance	(6,193)	(127)	(23,246)
Inventories	4,781	11,366	(48,547)
Prepaid expenses and other current assets	(1,492)	709	(814)
Prepaid income taxes, income taxes receivable and income taxes payable	9,013	(12,349)	489
Accounts payable, accrued expenses and other current liabilities	13,062	(20,453)	30,333
Other non-current assets and liabilities	(253)	(474)	(2,952)
Cash provided by operating activities	158,512	120,075	90,779
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,162)	(19,961)	(19,643)
Acquisition of businesses, net of cash acquired and working capital adjustments	(191,200)	—	(21,565)
Payment of contingent consideration related to acquisition of technology assets	—	—	(1,470)
Proceeds from sale of property, plant and equipment	173	69	137
Cash used in investing activities	(208,189)	(19,892)	(42,541)
Cash flows from financing activities:
Borrowings under revolving credit facilities	198,000	—	69,941
Repayments under term loan and revolving credit facilities	(131,066)	(86,552)	(59,029)
Payments of debt issuance costs	—	—	(2,492)
Payments of withholding taxes from share-based awards	(9,713)	(10,563)	(11,721)
Payments of contingent considerations related to acquisitions	—	(81)	(46,254)
Repurchases of common shares	—	—	(10,000)
Other financing activities	(278)	(657)	(599)
Cash provided by (used in) financing activities	56,943	(97,853)	(60,154)
Effect of exchange rates on cash and cash equivalents	1,672	2,616	(5,372)
Increase (decrease) in cash and cash equivalents	8,938	4,946	(17,288)
Cash and cash equivalents, beginning of year	105,051	100,105	117,393
Cash and cash equivalents, end of year	$113,989	$105,051	$100,105
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,673	$25,302	$14,264
Cash paid for income taxes	$21,152	$36,903	$20,291
Income tax refunds received	$1,553	$612	$169
Supplemental disclosure of non-cash investing activities:
Accruals for capital expenditures	$2,529	$570	$1,681

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

1. Organization and Basis of Presentation

Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, or “Novanta”) is a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. The Company combines deep proprietary technology expertise and competencies in precision medicine, precision manufacturing, robotics and automation, and advanced surgery with a proven ability to solve complex technical challenges. This enables Novanta to engineer core components and sub-systems that deliver extreme precision and performance, tailored to the customers' demanding applications.

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

Updated Segment Reporting Structure

During the fourth quarter of 2024, the Company updated its organizational structure and re-aligned its financial reporting structure under two reportable segments: Automation Enabling Technologies and Medical Solutions. Prior to the reorganization, the Company's historical reportable segments were: Precision Medicine and Manufacturing, Robotics and Automation, and Medical Solutions. Prior period segment financial information has been recast to align with the new reportable segments. See Note 18 for segment results under the new reporting structure.

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

Accounts Receivable and Credit Losses

Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts based on the Company’s best estimate of probable credit losses. The Company is exposed to credit losses primarily through sales of its products. The Company assesses each customer’s ability to pay by conducting a credit review which includes consideration of established credit rating or an internal assessment of the customer’s creditworthiness based on an analysis of their payment history when a credit rating is not available. The Company monitors its credit exposure through active review of customer balances. The Company’s

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

expected loss methodology for accounts receivable is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, current customer financial condition, current and future economic and market condition, and age of the receivables. Charges related to credit losses are included in selling, general and administrative expenses and are recorded in the period that the outstanding receivables are determined to be uncollectible. Account balances are charged off against the allowance for doubtful accounts when the Company believes it is certain that the receivable will not be recovered.

For the years ended December 31, 2024, 2023 and 2022, changes in the allowance for doubtful accounts were as follows (in thousands):

	2024	2023	2022
Balance at beginning of year	$571	$995	$556
Addition to credit loss expense	223	175	532
Write-offs, net of recoveries of amounts previously reserved	(288)	(612)	(92)
Exchange rate changes	(1)	13	(1)
Balance at end of year	$505	$571	$995

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

The Company’s most significant identifiable intangible assets are customer relationships, patents and developed technologies, trademarks and trade names. The fair values of identifiable intangible assets are based on valuations using an income approach, with estimates and assumptions provided by management of the acquired companies and the Company. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, customer attrition rates, royalty rates, discount rates and projected future cash flows. All definite-lived intangible assets are amortized over the periods in which their economic benefits are expected to be realized. The Company reviews the useful life assumptions, including the classification of certain identifiable intangible assets as “indefinite-lived,” on a periodic basis to determine if changes in circumstances warrant revisions to them. Costs associated with patent and intellectual property applications, renewals or extensions are typically expensed as incurred.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

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

Most leases held by the Company do not provide an implicit rate. The Company determines the present value of future lease payments using its incremental borrowing rate for the same jurisdiction and term as the associated lease based on the information available at the lease commencement date. The Company has a centrally managed treasury function; therefore, the Company applies

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

a portfolio approach for determining the incremental borrowing rate based on the applicable lease terms and the current economic environment.

Research and Development and Engineering Costs

Research and development and engineering (“R&D”) expenses are primarily comprised of employee related expenses and cost of materials for R&D projects. These costs are expensed as incurred.

Share-Based Compensation

The Company records expenses associated with share-based compensation awards to employees and directors based on the fair value of awards as of the grant date. For share-based compensation awards that vest over time based on employment or service, the associated expenses are based on the closing market price of the Company’s common shares on the date of grant and are recognized in the consolidated statements of operations ratably over the respective vesting periods, net of estimated forfeitures.

The Company also grants share-based awards that vest based on employment and certain specified company performance conditions, market conditions or a hybrid of specified company performance conditions and market conditions. Share-based compensation expenses for awards with specified company performance conditions are based on the closing market price of the Company’s common shares on the date of grant and are recognized ratably over their vesting periods when it is probable that the performance targets are expected to be achieved based on management’s projections. Management’s projections are revised, if necessary, in subsequent periods when underlying factors change the evaluation of the probability of achieving the performance targets as well as the estimated levels of achievement. When the estimated achievement levels are adjusted at a later date, a cumulative adjustment to the share-based compensation expense previously recognized would be recorded in the period such determination is made. Accordingly, share-based compensation expenses for awards with specified company performance conditions may differ significantly from period to period based on changes to both the probability and the level of achievement against the performance targets.

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

Share-based compensation expenses for awards with a hybrid of specified company performance conditions and market conditions are based on the grant-date fair value, determined using the Monte-Carlo valuation model, and are recognized ratably over their vesting periods when it is probable that the performance targets are expected to be achieved based on management’s projections. Management’s projections are revised, if necessary, in subsequent periods when underlying factors change the evaluation of the probability and the level of achieving the specified company performance targets. When the estimated achievement levels are adjusted at a later date, a cumulative adjustment to the share-based compensation expense previously recognized would be recorded in the period such determination is made. Accordingly, share-based compensation expenses for awards with hybrid conditions may differ significantly from period to period based on changes to both the probability and the level of achievement against the specified company performance targets.

The Company also grants stock options to certain members of the executive management team to purchase common shares of the Company at a strike price equal to the closing market price of the Company’s common shares on the date of grant. Stock options typically vest over time based on employment. Share-based compensation expenses associated with stock options are based on the grant-date fair value, determined using the Black-Scholes option pricing model, and are recognized on a straight-line basis ratably over the respective vesting period.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statement of operations. Advertising costs were not material for the years ended December 31, 2024, 2023 and 2022.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

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

AS OF DECEMBER 31, 2024

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

The Company is currently evaluating the impact of ASU 2023-06 on its consolidated financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures.”

ASU 2023-07 clarifies or improves financial reporting by requiring disclosure of incremental segment information. The amendments require disclosure, on an annual and interim basis for all public entities, significant segment expenses included in segment profit or loss, an amount and description of “other segment items” included in segment profit or loss, and an explanation of how reported segment profit or loss is assessed and allocated.

		The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	The Company adopted ASU 2023-07 beginning with its consolidated financial statement disclosures for the year ended December 31, 2024. See Note 18 “Segment Information” for additional information.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) -Improvements to Income Tax Disclosures.”	ASU 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid.	The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted.	The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.”

ASU 2024-03 improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at both interim and annual reporting periods.

The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted.

The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statement disclosures.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

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

AS OF DECEMBER 31, 2024

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of December 31, 2024 and December 31, 2023, contract liabilities were $5.9 million and $5.8 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the year ended December 31, 2024 is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by $4.3 million of revenue recognized during the year that was included in the contract liability balance at December 31, 2023.

Disaggregated Revenue

See Note 18 for the Company’s disaggregation of revenue by geography and end market. The following table presents revenues disaggregated by the capabilities of the underlying products and technologies for the years ended December 31, 2024, 2023, and 2022, respectively (in thousands):

	Year Ended December 31,
	2024	2023	2022
Precision Manufacturing	$202,303	$225,750	$225,853
Robotics and Automation	288,317	273,470	308,237
Automation Enabling Technologies	490,620	499,220	534,090

Precision Medicine	249,872	178,840	144,018
Advanced Surgery	208,753	203,602	182,795
Medical Solutions	458,625	382,442	326,813
Total Revenue	$949,245	$881,662	$860,903

4. Business Combinations

2024 Acquisition

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

AS OF DECEMBER 31, 2024

identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, customer attrition rates, royalty rates, discount rates, technology obsolescence curves, and EBITDA margins.

The final purchase price for Motion Solutions was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$776
Accounts receivable	8,515
Inventory	13,940
Property, plant and equipment	3,126
Operating lease assets	8,076
Intangible assets	83,000
Goodwill	106,761
Other assets	1,002
Total assets acquired	225,196
Accounts payable	5,305
Operating lease liabilities	8,514
Deferred tax liabilities	18,171
Other liabilities	1,230
Total liabilities assumed	33,220
Total assets acquired, net of liabilities assumed	191,976
Less: cash acquired	776
Purchase price, net of cash acquired	$191,200

The estimated purchase price allocation previously disclosed in the Form 10-Q for the period ended March 29, 2024 was revised during the second, third, and fourth quarter of 2024 as new information was received and analyzed, resulting in an increase in Inventory of $0.4 million, an increase in Intangible assets of $2.6 million, an increase in Other assets of $0.4 million, an increase in Deferred tax liabilities of $0.6 million, an increase in Other liabilities of $0.8 million and a decrease in Goodwill of $2.0 million.

The fair value of intangible assets for Motion Solutions is comprised of the following:

	Estimated Fair	Amortization
	Value (In thousands)	Period
Developed technologies	$34,400	7 years
Customer relationships	43,100	13 years
Backlog	5,500	1 year
Total	$83,000

The purchase price allocation resulted in $83.0 million of identifiable intangible assets and $106.8 million of goodwill. As the Motion Solutions acquisition was structured as a stock acquisition for income tax purposes, the goodwill is not deductible. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) Motion Solution’s ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) Motion Solution’s ability to grow the business through new product introductions; and (iii) cost improvements due to the integration of Motion Solution’s operations into the Company’s existing infrastructure.

The operating results of Motion Solutions were included in the Company’s results of operations beginning January 2, 2024. Motion Solutions contributed revenues of $82.4 million and an income before income taxes of $0.2 million to the Company’s operating results for the twelve months ended December 31, 2024. The loss before income taxes from Motion Solutions for the period from the acquisition date through December 31, 2024 included amortization of inventory fair value adjustments of $2.8 million and amortization of purchased intangible assets of $13.0 million.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

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

	Year Ended
	December 31,	December 31,
	2024	2023
Revenue	$949,245	$966,655
Net income	$66,495	$58,169

2022 Acquisition

On August 11, 2022, the Company acquired 100% of the outstanding shares of MPH Medical Devices S.R.O. (“MPH”), a Czech Republic-based manufacturer of medical consumables with plastics specialization in making medical disposable tube set products, for a total purchase price of €21.8 million ($22.4 million), net of cash acquired. The acquisition was financed with borrowings under the Company's revolving credit facility and cash available on hand. The addition of MPH has expanded the Company's capacity and capabilities in the medical disposable tube set products within the Medical Solutions reportable segment.

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

The total purchase price for MPH was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$182
Accounts receivable	1,658
Inventories	957
Property, plant and equipment	12,094
Goodwill	9,863
Other assets	163
Total assets acquired	24,917
Accounts payable	562
Deferred tax liabilities	1,124
Other liabilities	664
Total liabilities assumed	2,350
Total assets acquired, net of liabilities assumed	22,567
Less: cash acquired	182
Total purchase price, net of cash acquired	$22,385

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

Acquisition Costs

Acquisition costs are included in restructuring and acquisition related costs in the consolidated statements of operations. Acquisition-related costs were $1.0 million, zero, and $1.0 million for the years ended December 31, 2024, 2023, and 2022, respectively, related to the acquisitions that occurred during those years, if any.

5. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the years ended December 31, 2024, 2023, and 2022, respectively, were as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Income (Loss)	Adjustments	Adjustments
Balance at December 31, 2021	$(12,866)	$(5,753)	$(7,113)
Other comprehensive income (loss)	(19,555)	(18,674)	(881)
Amounts reclassified from accumulated other comprehensive loss (1)	412	—	412
Balance at December 31, 2022	(32,009)	(24,427)	(7,582)
Other comprehensive income (loss)	6,951	7,823	(872)
Amounts reclassified from accumulated other comprehensive loss (1)	1,020	—	1,020
Balance at December 31, 2023	(24,038)	(16,604)	(7,434)
Other comprehensive income (loss)	(6,764)	(7,082)	318
Amounts reclassified from accumulated other comprehensive loss (1)	881	—	881
Balance at December 31, 2024	$(29,921)	$(23,686)	$(6,235)
(1)
The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

6. Goodwill, Intangible Assets and Impairment Charges

Goodwill

The following table summarizes changes in goodwill during the year ended December 31, 2024 (in thousands):

Amount
Balance at beginning of year	$484,507
Goodwill from current year acquisitions	106,761
Effect of foreign exchange rate changes	(7,170)
Balance at end of year	$584,098

Goodwill by reportable segment as of December 31, 2024 was as follows (in thousands):

	Reportable Segment
	Automation Enabling Technologies	Medical Solutions	Total
Goodwill	$439,980	$295,347	$735,327
Accumulated impairment of goodwill	(119,507)	(31,722)	(151,229)
Total	$320,473	$263,625	$584,098

Goodwill by reportable segment as of December 31, 2023 was as follows (in thousands):

	Reportable Segment
	Automation Enabling Technologies	Medical Solutions	Total
Goodwill	$433,525	$202,211	$635,736
Accumulated impairment of goodwill	(119,507)	(31,722)	(151,229)
Total	$314,018	$170,489	$484,507

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

The segment change discussed in Note 2, impacted the composition of the Company's reporting units, which resulted in a reallocation of goodwill between the Automation Enabling Technologies and Medical Solutions segments. The Company allocated $9.4 million and $22.7 million to the Automation Enabling Technologies segment and the Medical Solutions segment, respectively, based on the estimated relative fair values of the reporting units. The Company also assessed goodwill for impairment for the reporting units both before and after the reallocation and determined that there was no impairment.

Intangible Assets

Intangible assets as of December 31, 2024 and 2023, respectively, are summarized as follows (dollar amounts in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and developed technologies	$218,867	$(159,041)	$59,826	7.6
Customer relationships	265,156	(158,938)	106,218	13.2
Trademarks and trade names	23,367	(16,594)	6,773	9.2
Amortizable intangible assets	507,390	(334,573)	172,817	11.1
Non-amortizable intangible assets:
Trade names	13,027	—	13,027
Total	$520,417	$(334,573)	$185,844

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and developed technologies	$187,092	$(146,342)	$40,750	9.6
Customer relationships	225,183	(142,478)	82,705	14.4
Trademarks and trade names	23,628	(15,088)	8,540	9.5
Amortizable intangible assets	435,903	(303,908)	131,995	12.6
Non-amortizable intangible assets:
Trade names	13,027	—	13,027
Total	$448,930	$(303,908)	$145,022

All definite-lived intangible assets are amortized either on a straight-line basis or an economic benefit basis over their remaining estimated useful life. Amortization expense for patents and developed technologies is included in cost of revenue in the accompanying consolidated statements of operations. Amortization expense for customer relationships and definite-lived trademarks, trade names and other intangibles is included in operating expenses in the accompanying consolidated statements of operations. Amortization expense for the periods presented was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amortization expense – cost of revenue	$14,773	$12,150	$13,270
Amortization expense – operating expenses	25,794	20,445	26,338
Total amortization expense	$40,567	$32,595	$39,608

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

Estimated future amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2025	$14,222	$22,173	$36,395
2026	13,384	19,880	33,264
2027	10,568	15,768	26,336
2028	8,837	12,697	21,534
2029	6,064	9,148	15,212
Thereafter	6,751	33,325	40,076
Total	$59,826	$112,991	$172,817

Impairment Charges

The Company did not have any goodwill or indefinite-lived intangible asset impairment charges during the years ended December 31, 2024, 2023, or 2022.

7. Fair Value Measurements

ASC 820, “Fair Value Measurement,” establishes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

Level 1: Quoted prices for identical assets or liabilities in active markets which the Company can access

Level 2: Observable inputs other than those described in Level 1

Level 3: Unobservable inputs

Current Assets and Liabilities

The Company’s cash equivalents are highly liquid investments with original maturities of three months or less, which represent assets the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets. The fair values of cash equivalents, accounts receivable, income taxes receivable, accounts payable, income taxes payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Fair Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Prepaid expenses and other current assets:
Foreign currency forward contracts	$1,226	$—	$1,226	$—
	$1,226	$—	$1,226	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$57	$—	$—	$57
Foreign currency forward contracts	1,401	—	1,401	—
	$1,458	$—	$1,401	$57

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

During the years ended December 31, 2024 and 2023, there were no transfers between fair value levels.

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

As of December 31, 2024, the notional amount and fair value of the Company’s foreign currency forward contracts was $187.4 million and a net loss of $0.2 million, respectively. As of December 31, 2023, the notional amount and fair value of the Company’s foreign currency forward contracts was $172.3 million and a net gain of $0.1 million, respectively.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

For the years ended December 31, 2024, 2023 and 2022, the Company recognized aggregate net gain of $4.9 million, net gain of $2.5 million, and net loss of $(2.4) million, respectively, from the settlement of foreign currency forward contracts, which were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerators:
Net income	$64,087	$72,878	$74,051

Denominators:
Weighted average common shares outstanding— basic	35,950	35,844	35,652
Dilutive potential common shares	174	187	257
Weighted average common shares outstanding— diluted	36,124	36,031	35,909
Antidilutive potential common shares excluded from above	128	99	91

Earnings per Common Share:
Basic	$1.78	$2.03	$2.08
Diluted	$1.77	$2.02	$2.06

For the years ended December 31, 2024 and 2023, 150 thousand shares and 104 thousand shares, respectively, of attainment-based PSUs and hybrid PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of December 31, 2024 and December 31, 2023.

For the year ended December 31, 2022, 99 thousand shares of attainment-based PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of December 31, 2022.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

10. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the dates indicated (in thousands):

Inventories

	December 31,
	2024	2023
Raw materials	$92,198	$104,643
Work-in-process	24,719	21,010
Finished goods	27,327	23,311
Demo and consigned inventory	362	407
Total inventories	$144,606	$149,371

Property, Plant and Equipment, Net

	December 31,
	2024	2023
Cost:
Land, buildings and improvements	$99,217	$95,020
Machinery and equipment	125,694	117,487
Total cost	224,911	212,507
Accumulated depreciation	(111,776)	(103,058)
Property, plant and equipment, net	$113,135	$109,449

The following table summarizes depreciation expense on property, plant and equipment, including demo units and assets under finance leases (in thousands):

	Year Ended December 31,
	2024	2023	2022
Depreciation expense	$14,996	$14,017	$13,550

Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of the dates indicated (in thousands):

	December 31,
	2024	2023
Accrued compensation and benefits	$28,361	$32,703
Finance lease obligations	759	718
Contract liabilities, current portion	5,715	5,553
Accrued warranty	4,805	5,292
Other	20,691	16,790
Total	$60,331	$61,056

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

Accrued Warranty

The following table summarizes changes in accrued warranty for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$5,292	$5,127	$4,783
Provision charged to cost of revenue	1,140	2,445	3,071
Warranty liabilities acquired from acquisitions	76	—	—
Use of provision	(1,680)	(2,338)	(2,615)
Foreign currency exchange rate changes	(23)	58	(112)
Balance at end of year	$4,805	$5,292	$5,127

Other Long-term Liabilities

The following table summarizes other long-term liabilities as of the dates indicated (in thousands):

	December 31,
	2024	2023
Finance lease obligations	$3,175	$3,934
Accrued contingent considerations and earn-outs	—	311
Other	1,316	1,687
Total	$4,491	$5,932

11. Debt

Debt consisted of the following (in thousands):

	December 31,
	2024	2023
Senior Credit Facilities – term loan	$4,710	$4,994
Less: unamortized debt issuance costs	(19)	(26)
Total current portion of long-term debt	4,691	4,968

Senior Credit Facilities – term loan	65,698	74,655
Senior Credit Facilities – revolving credit facility	348,751	278,404
Less: unamortized debt issuance costs	(2,500)	(3,655)
Total long-term debt	411,949	349,404

Total Senior Credit Facilities	$416,640	$354,372

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

AS OF DECEMBER 31, 2024

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

As of December 31, 2024, the outstanding principal under the Company’s term loan facility is scheduled to be repaid as follows (in thousands):

Principal Amount
2025	$4,710
2026	4,710
2027	60,988
Total debt repayments	$70,408

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

As of December 31, 2024, the Company had $346.2 million additional borrowing capacity available under the revolving credit facility. Excluding commitment fees under the revolving credit facility, the weighted average interest rate for the Senior Credit Facilities was approximately 5.62% as of December 31, 2024. The commitment fee rate for the unused commitments under the revolving credit facility was approximately 0.28% as of December 31, 2024.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

Guarantees

The Senior Credit Facilities are guaranteed by Novanta Inc., Novanta Corporation, NDS Surgical Imaging LLC, Novanta Medical Technologies Corp., W.O.M. World of Medicine USA, Inc., Novanta Europe GmbH, Novanta U.K. Investments Holding Limited, Novanta Technologies U.K. Limited, ATI Industrial Automation, Inc., ATI Industrial Mexico, LLC, and Motion Solutions Parent Corp. (collectively, “Guarantors”). Each Guarantor, jointly and severally, unconditionally guarantees the due and punctual payment of the principal, interest and fees under the Senior Credit Facilities, when due and payable, whether at maturity, by required prepayment, by acceleration or otherwise. In addition, Guarantors guarantee the due and punctual payment, fees and interest on the overdue principal of the Senior Credit Facilities and the due and punctual performance of all obligations of the Company in accordance with the terms of the Third Amended and Restated Credit Agreement. Furthermore, each Guarantor, jointly and severally, unconditionally guarantees that in the event of any extension, renewal, amendment, refinancing or modification of any of the Senior Credit Facilities, amounts due will be promptly paid in full when due in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise.

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

The maximum potential amount of future payments that the Guarantors could be required to make under the Guarantee is the principal amount of the Senior Credit Facilities plus all accrued and unpaid interest thereon. However, as of December 31, 2024, the Guarantors were not expected to be required to perform under the Guarantee.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc. The Third Amended and Restated Credit Agreement also contains customary events of default.

Deferred Financing Costs

The Company allocated the deferred financing costs between the term loan and the revolving credit facility based on the maximum borrowing capacity and are amortized on a straight-line basis over the term of the Senior Credit Facilities. Non-cash interest expense related to the amortization of the deferred financing costs was $1.2 million, $1.2 million and $1.2 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively. Unamortized deferred financing costs are presented as a reduction to the debt balances on the consolidated balance sheets.

Fair Value of Debt

As of December 31, 2024 and December 31, 2023, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

12. Leases

Most leases held by the Company expire between 2025 and 2036. In the U.K., where longer lease terms are more common, the Company has a land lease that extends through 2078. Certain leases include terms such as one or more options to renew, with renewal terms that can extend the lease term from one to 10 years, and options to terminate the leases within one year. The exercise of lease renewal or termination option is at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s right-of-use assets and operating lease liabilities as they are not reasonably certain of being

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

exercised. The Company regularly evaluates the renewal options and includes the renewal periods in the lease term when they are reasonably certain of being exercised. The depreciable life of right-of-use assets and leasehold improvements is limited to the expected lease terms.

The following table summarizes the components of lease costs included in the statements of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$12,109	$10,475	$10,387
Finance lease cost
Amortization of right-of-use assets	602	602	602
Interest on lease liabilities	236	274	308
Variable lease cost	1,192	1,007	1,145
Total lease cost	$14,139	$12,358	$12,442

The following table provides the details of balance sheet information related to leases as of the dates indicated (in thousands, except lease term and discount rate):

	December 31,
	2024	2023
Operating leases:
Operating lease right-of-use assets	$42,908	$38,302

Current portion of operating lease liabilities	$9,879	$8,189
Operating lease liabilities	40,548	37,345
Total operating lease liabilities	$50,427	$45,534

Finance leases:
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(6,874)	(6,272)
Finance lease assets included in property, plant and equipment, net	$2,708	$3,310

Accrued expenses and other current liabilities	$759	$718
Other liabilities	3,175	3,934
Total finance lease liabilities	$3,934	$4,652

Weighted-average remaining lease term (in years):
Operating leases	7.4	7.6
Finance leases	4.5	5.5
Weighted-average discount rate:
Operating leases	4.82%	4.84%
Finance leases	5.54%	5.54%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

The following table provides the details of cash flow information related to leases for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in lease liabilities:
Operating cash flows from finance leases	$236	$274	$308
Operating cash flows from operating leases	$11,169	$7,826	$7,876
Financing cash flows from finance leases	$718	$657	$599
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$14,237	$4,046	$4,757
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-	$-

(1)The amount for the twelve months ended December 31, 2024 includes $8.1 million of right-of-use assets acquired as part of the Motion Solutions acquisition.

Future minimum lease payments under operating and finance leases expiring subsequent to December 31, 2024, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2025	$11,581	$954
2026	10,445	979
2027	8,880	1,003
2028	6,084	1,003
2029	5,297	502
Thereafter	19,037	—
Total minimum lease payments	61,324	4,441
Less: interest	(10,897)	(507)
Present value of lease liabilities	$50,427	$3,934

13. Stockholders’ Equity and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of December 31, 2024, no preferred shares had been issued and outstanding.

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

Common Share Repurchases

The Company’s Board of Directors may approve share repurchase plans from time to time. Under these repurchase plans, shares may be repurchased at the Company’s discretion based on ongoing assessment of the capital needs of the business, market prices of the Company’s common shares, and general market conditions. Shares may also be repurchased through an accelerated share purchase agreement on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common shares to be repurchased when the

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

Company would otherwise be prohibited from doing so under insider trading laws. While the share repurchase plans are generally intended to offset dilution from equity awards granted to the Company’s employees and directors, the plans do not obligate the Company to acquire any particular amount of common shares. No time limit is typically set for the completion of the share repurchase plans, and the plans may be suspended or discontinued at any time. The Company expects to fund share repurchases through cash on hand and cash generated from operations.

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

In February 2020, the Company’s Board of Directors approved a new share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of common shares. During 2022, the Company repurchased 4 thousand shares for an aggregate purchase price of $0.5 million at an average price of $116.95 per share under the 2020 Repurchase Plan. No shares were repurchased during the years ended December 31, 2024 and 2023. As of December 31, 2024, the Company had $49.5 million available for future share repurchases under the 2020 Repurchase Plan.

Amended and Restated 2010 Incentive Plan

In November 2010, the Company’s shareholders approved the 2010 Incentive Award Plan under which the Company may grant share-based compensation awards to employees, consultants and directors. In May 2021, the Company’s shareholders approved an amended and restated 2010 Incentive Award Plan (as amended, the “Amended and Restated 2010 Incentive Plan”). The maximum number of shares which can be issued pursuant to the Amended and Restated 2010 Incentive Plan is 6,148,613, subject to adjustment as set forth in the Amended and Restated 2010 Incentive Plan. The Amended and Restated 2010 Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, deferred stock units, dividend equivalents, performance awards and stock payments (collectively referred to as “Awards”). The Amended and Restated 2010 Incentive Plan provides for specific limits on the number of shares with respect to Awards that may be granted to any one person during any calendar year and the amount of cash that can be paid with respect to Awards to any one person during any calendar year. The Amended and Restated 2010 Incentive Plan will expire and no further Awards may be granted after May 13, 2031. As of December 31, 2024, there were 1,678,372 shares available for future Awards under the Amended and Restated 2010 Incentive Plan.

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

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in operating income for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Selling, general and administrative	$19,885	$21,963	$18,182
Research and development and engineering	2,346	2,031	2,414
Cost of revenue	1,076	1,594	2,512
Total share-based compensation expense	$23,307	$25,588	$23,108

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

The expense recorded during each of the three years ended December 31, 2024, December 31, 2023 and December 31, 2022 included $1.6 million, $1.2 million and $1.1 million, respectively, related to restricted stock units (“RSUs”) and deferred stock units (“DSUs”) granted to the members of the Company’s Board of Directors.

As of December 31, 2024, the Company’s outstanding equity awards for which compensation expense will be recognized in the future consisted of time-based RSUs, performance stock units (“PSUs”) and stock options granted under the Amended and Restated 2010 Incentive Plan. The Company expects to record an aggregate share-based compensation expense of $30.8 million, net of estimated forfeitures, over a weighted average period of 1.71 years subsequent to December 31, 2024, for all outstanding Awards as of December 31, 2024.

Restricted Stock Units and Deferred Stock Units

The Company’s RSUs have generally been issued to employees and the Company's Board of Directors with vesting periods ranging from zero to five years and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and actual experience.

DSUs are granted to the members of the Company’s Board of Directors. The compensation expense associated with the DSUs is recognized in full on the respective date of grant, as DSUs are fully vested and non-forfeitable upon grant. Outstanding DSUs are converted into common shares upon Board members' resignation or retirement from the Board. There were 40 thousand and 41 thousand DSUs outstanding as of December 31, 2024 and December 31, 2023, respectively, which were included in the calculation of weighted average basic shares outstanding for the respective period.

The table below summarizes activities during the year ended December 31, 2024 relating to restricted and deferred stock units issued and outstanding under the Amended and Restated 2010 Incentive Plan:

	Restricted and Deferred Stock Units (In thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (In years)	Aggregate Intrinsic Value (1) (In thousands)
Unvested at December 31, 2023	206	$143.97
Granted	118	$161.46
Vested	(107)	$141.88
Forfeited	(19)	$155.68
Unvested at December 31, 2024	198	$154.43	1.11 years	$30,298
Expected to vest as of December 31, 2024	181	$153.94	1.11 years	$27,697
(1)
The aggregate intrinsic value is calculated based on the fair value of $152.77 per common share as of December 31, 2024 due to the fact that the restricted and deferred stock units carry a $0 purchase price.

The total fair value of restricted stock units and deferred stock units that vested in 2024, based on the market price of the underlying shares as of the date of vesting, was $17.1 million.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

The number of common shares to be issued upon settlement following vesting of market-based PSUs is determined based on the relative market performance of the Company’s common shares compared to the Russell 2000 Index over the specified performance period using a payout formula established by the Company’s Board of Directors at the time of grant and will be in the range of zero to 200% of the target number of shares. The Company recognizes the related compensation expense based on the fair value of the market-based PSUs, determined using the Monte-Carlo valuation method as of the grant date, on a straight-line basis from the grant date to the end of the specified performance period. Compensation expense on market-based PSUs will not be affected by the number of shares that will ultimately vest at the end of the specified performance period.

The number of common shares to be issued upon settlement following vesting of PSU awards that are based on the achievement of a hybrid of company financial performance metrics and market conditions (“Hybrid PSUs”) is determined based on the Company's financial performance metrics achieved over the specified performance period against the targets established by the Company's Board of Directors at the time of grant and a market-based multiplier based on the percentile ranking of the relative market performance of the Company’s common shares compared to the Russell 2000 Index companies. The payout will be in the range of zero to 260% of the target number of shares. The Company determines the fair value of these Hybrid PSUs using the Monte-Carlo valuation method as of the grant date. The Company recognizes compensation expense associated with the Hybrid PSUs ratably over the performance period based on the fair value of the PSUs as of the grant date and the number of shares that are deemed probable of vesting based on the estimated achievement of the pertinent company financial performance metrics at the end of the specified performance period. The probability assessment is performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the consolidated statement of operations in the period in which such determination is made.

The table below summarizes activities during the year ended December 31, 2024 relating to performance-based restricted stock units issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan:

	Performance Stock Units (2) (In thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (In years)	Aggregate Intrinsic Value (3) (In thousands)
Unvested at December 31, 2023	205	$160.24
Granted	80	$177.06
Performance adjustments(1)	16	$166.64
Vested	(49)	$166.58
Forfeited	(25)	$168.78
Unvested at December 31, 2024	227	$165.13	1.15 years	$34,667
Expected to vest as of December 31, 2024	190	$163.87	1.15 years	$29,051
(1)
The amount shown represents performance adjustments related to the performance-based awards vested during the year ended December 31, 2024.
(2)
The unvested PSUs are shown in this table at target payout. The number of shares vested reflects the number of shares earned and issued during the year. As of December 31, 2024, the maximum number of PSUs available to be earned was approximately 443 thousand.
(3)
The aggregate intrinsic value is calculated based on the fair value of $152.77 per common share as of December 31, 2024 due to the fact that the performance stock units carry a $0 purchase price.

The total fair value of PSUs that vested during the year ended December 31, 2024, based on the market price of the underlying shares on the date of vesting, was $8.0 million.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

The grant-date fair value of the hybrid PSUs granted during the year ended December 31, 2024 was estimated using the Monte-Carlo valuation model with the following assumptions:

Year Ended
December 31, 2024
Grant-date stock price	$157.48
Expected volatility	36.90%
Risk-free interest rate	4.35%
Expected annual dividend yield	—
Weighted average fair value	$180.98

Stock Options

In February 2024, the Company granted 53 thousand nonqualified stock options to certain members of the executive management team to purchase common shares of the Company at an exercise price equal to the closing market price on the date of grant. The stock options vest ratably over three years on the anniversary of the date of grant and expire on the seventh anniversary of the date of grant. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Company recognizes compensation expense related to the stock options on a straight-line basis over the vesting period in the consolidated statement of operations.

The following table shows stock options that were outstanding and exercisable as of December 31, 2024 and the related weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value:

	Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1) (In thousands)
Outstanding as of December 31, 2023	132	$102.86
Granted	53	$157.48
Exercised	(31)	$14.13
Forfeited or expired	(5)	$156.61
Outstanding as of December 31, 2024	149	$139.17	4.63 years	$2,449
Exercisable as of December 31, 2024	59	$116.07	3.22 years	$2,247
Expected to vest as of December 31, 2024	90	$154.36	5.56 years	$202
(1)
The aggregate intrinsic value is calculated as the difference between the closing market price of $152.77 per common share as of December 31, 2024 and the exercise price of the stock options. It excludes the effect of stock options that have a zero or negative intrinsic value.

The aggregate Black-Scholes fair value of $3.3 million for the stock options granted during the year ended December 31, 2024 was estimated using the following assumptions as of the grant date:

Year Ended December 31, 2024
Expected option term in years	4.5
Expected volatility	40.3%
Risk-free interest rate	4.2%
Expected annual dividend yield	—

The expected option term was calculated using the simplified method permitted under Codification of Staff Accounting Bulletins Topic 14, “Share-Based Payment”. The expected volatility was determined based on the historical volatility of the Company’s common shares over the expected option term. Risk-free interest rate was based upon U.S. treasury instruments. The expected annual dividend yield is zero as the Company does not have plans to issue dividends.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

14. Employee Benefit Plans

Defined Contribution Plans

The Company has defined contribution employee retirement savings plans in the U.S., the U.K. and Japan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. The Company’s matching contributions to the plans were $6.8 million, $6.8 million and $5.9 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

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

The net periodic pension cost is included in other income (expense) in the consolidated statements of operations and consisted of the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
Components of the net periodic pension cost:
Interest cost	$1,158	$1,185	$669
Expected return on plan assets	(1,466)	(1,440)	(1,286)
Amortization of actuarial losses	851	990	380
Amortization of prior service cost	30	30	32
Net periodic pension cost	$573	$765	$(205)

The actuarial assumptions used to compute the net periodic pension cost for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively, were as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted-average discount rate	4.5%	4.8%	1.8%
Weighted-average long-term rate of return on plan assets	5.1%	5.3%	3.2%

The actuarial assumptions used to compute the benefit obligations as of December 31, 2024 and December 31, 2023, respectively, were as follows:

	December 31,
	2024	2023
Weighted-average discount rate	5.5%	4.5%
Rate of inflation	3.1%	2.8%

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

The following table provides a reconciliation of benefit obligations and plan assets of the U.K. Plan (in thousands):

	December 31,
	2024	2023
Change in benefit obligation:
Projected benefit obligation at beginning of year	$26,259	$24,597
Interest cost	1,158	1,185
Actuarial (gains) losses (1)	(3,393)	445
Benefits paid	(1,374)	(1,257)
Prior service cost	—	—
Foreign currency exchange rate changes	(250)	1,289
Projected benefit obligation at end of year	$22,400	$26,259
Accumulated benefit obligation at end of year	$22,400	$26,259
Change in plan assets:
Fair value of plan assets at beginning of year	$29,351	$26,609
Actual return on plan assets	(1,311)	1,575
Employer contributions	287	1,007
Benefits paid	(1,374)	(1,257)
Foreign currency exchange rate changes	(308)	1,417
Fair value of plan assets at end of year	$26,645	$29,351
Funded status at end of year	$4,245	$3,092
Amounts included in accumulated other comprehensive loss not yet recognized in net periodic pension cost:
Net actuarial losses at beginning of year	$(7,772)	$(8,076)
Net actuarial gains (losses) during the year	627	(310)
Prior service cost arising during the year	—	—
Amounts reclassified from accumulated other comprehensive loss to income before income taxes	881	1,020
Foreign currency exchange rate changes	67	(406)
Net actuarial losses	$(6,197)	$(7,772)
(1)
Actuarial (gains)/losses in the U.K. Plan for the years ended December 31, 2024 and December 31, 2023, respectively, primarily resulted from changes in the discount rate assumptions.

The funded status of the U.K. Plan was included in other long term assets on the accompanying consolidated balance sheet as of December 31, 2024 and December 31, 2023, respectively.

The following table reflects the total expected benefit payments to plan participants for each of the next five years and the following five years in aggregate and have been estimated based on the same assumptions used to measure the Company’s benefit obligations as of December 31, 2024 (in thousands):

Amount
2025	$1,298
2026	1,568
2027	1,642
2028	1,615
2029	1,613
2030-2034	9,678
Total	$17,414

In the U.K., defined benefit pension plan funding valuations are conducted every three years to determine the future level of contributions. Based on the results of the most recent valuation in 2024, the Company will not be required to contribute any additional funds for the next three years. Future annual funding contributions, if any, will be determined in the next statutory funding valuation in 2027.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

Fair Value of Plan Assets

The trustee of the U.K. Plan has the fiduciary responsibilities to manage the plan assets in consultation with the Company. The overall objective is to invest plan assets in a portfolio of diversified assets, primarily through the use of institutional collective funds. During the year ended December 31, 2023, the investment strategy was gradually shifted from a balanced growth strategy that combines investments in growth assets (such as equities and credit) with investments in debt instruments that match a portion of the expected future benefit payments to a strategy that is progressively more focused on matching the benefit payments based on a series of de-risking triggers that are based on the funding level. As these triggers are hit, the assets are shifted from growth assets into fixed income investments leading to an increasingly low risk approach.

The following table summarizes the fair values of Plan assets by asset category as of December 31, 2024 (in thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Not Subject to Leveling
Mutual Funds:
Balanced (1)	$5,118	$—	$—	$—	$5,118
Fixed income (2)	21,136	—	—	—	21,136
Cash	391	391	—	—	—
Total	$26,645	$391	$—	$—	$26,254
(1)
This class comprises a diversified portfolio of global investments which seeks growth from equities and credit assets. It is allocated on a weighted average basis as follows: equities (5%), bonds (90%) and other assets (5%).
(2)
This class comprises a diversified portfolio of global investments which seeks fixed income growth and is allocated on a weighted average basis as follows: bonds (79%) and other assets (21%).

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

15. Income Taxes

Components of the Company’s income (loss) before income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income (loss) before income taxes:
Canada	$(7,425)	$(6,490)	$(4,946)
U.S.	11,829	38,992	28,365
Other	74,662	51,246	63,740
Total	$79,066	$83,748	$87,159

Components of the Company’s income tax provision (benefit) for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Canada	$43	$59	$65
U.S.	11,198	14,424	17,205
Other	19,647	11,113	14,492
	30,888	25,596	31,762
Deferred
Canada	—	—	—
U.S.	(12,612)	(12,224)	(15,370)
Other	(3,297)	(2,502)	(3,284)
	(15,909)	(14,726)	(18,654)
Total	$14,979	$10,870	$13,108

The Company is incorporated in Canada and therefore uses the Canadian statutory rate for income tax disclosure. The reconciliation of the statutory Canadian tax rate to the effective tax rate related to income before income taxes for the periods indicated is as follows (in thousands, except percentage data):

	Year Ended December 31,
	2024	2023	2022
Statutory Canadian tax rate	29.00%	29.00%	29.00%
Expected income tax provision at Canadian statutory tax rate	$22,929	$24,287	$25,276
U.S. state income taxes, net	(168)	860	3
U.K. patent box	(3,982)	(4,247)	(3,135)
Foreign-derived intangible income	(3,015)	(4,500)	(4,467)
International tax rate differences	(2,622)	(4,804)	(6,289)
Tax credits	(2,590)	(3,602)	(2,256)
Change in valuation allowance	1,930	2,068	2,048
Disallowed compensation	1,678	2,571	2,138
Withholding and other taxes	854	300	789
Windfall benefit from share-based compensation	(844)	(1,685)	(254)
Transaction costs and permanent differences	360	423	140
Uncertain tax positions	244	90	(168)
Provision to return differences	231	(1,056)	(19)
Acquisition contingent consideration adjustments	(81)	—	(698)
Statutory tax rate changes	55	165	—
Reported income tax provision	$14,979	$10,870	$13,108
Effective tax rate	18.9%	13.0%	15.0%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items and operating loss and tax credit carryforwards for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and December 31, 2023 are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Capitalized R&D	$34,777	$25,238
Inventories	15,451	12,497
Losses	12,606	11,274
Compensation related deductions	9,323	8,457
Operating lease liabilities	9,120	10,194
Tax credits	3,260	3,222
Business interest expense	1,483	-
Other	974	724
Warranty	913	964
Total deferred tax assets	87,907	72,570
Valuation allowance on deferred tax assets	(18,594)	(16,674)
Net deferred tax assets	$69,313	$55,896
Deferred tax liabilities:
Amortization	$(39,061)	$(24,436)
Operating lease right-of-use assets	(8,110)	(9,198)
Depreciation	(6,307)	(5,389)
Deferred revenue	(6,041)	(5,316)
Total deferred tax liabilities	$(59,519)	$(44,339)
Net deferred tax assets (liabilities)	$9,794	$11,557

In determining its income tax provisions, the Company calculated deferred tax assets and liabilities for each separate jurisdiction. The Company then considered a number of factors, including positive and negative evidence related to the realization of its deferred tax assets, to determine whether a valuation allowance should be recognized with respect to its deferred tax assets.

The Company began to capitalize research and development (“R&D”) expenditures in 2022 in accordance with the Tax Cuts and Jobs Act of 2017 (“TCJA”) which requires that R&D expenditures be capitalized and amortized for income tax purposes over five years for domestic research and fifteen years for foreign research, rather than being deducted as incurred. This has the effect of increasing the Company’s cash taxes and deferred tax assets. For the year ended December 31, 2024, the Company’s deferred tax assets related to capitalized R&D expenditures increased $9.5 million, which also created an effective tax rate benefit of 2.0% by increasing the Company's Foreign Derived Intangible Income deduction.

During the years ended December 31, 2024, and December 31, 2023, the Company recorded an additional valuation allowance of $1.9 million, and $2.1 million, respectively.

As of December 31, 2024, the Company had valuation allowances on Canada net operating and capital loss carryforwards, U.K. capital loss carryforwards, certain U.S. state net operating losses, and state and foreign tax credits that the Company has determined that they are not more likely than not to be realized. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company continuously reassesses the possibility of releasing the valuation allowance currently in place on its deferred tax assets.

As of December 31, 2024, the Company had net operating loss carry forwards of $6.8 million (tax effected). Of this amount, approximately $6.5 million relates to Canada and begins to expire starting in 2033 and had a full valuation allowance. The remainder $0.3 million relates to various U.S. jurisdictions, of which $0.1 million can be carried forward indefinitely and the remaining $0.2 million will begin to expire in 2025 through 2036, on which the Company records a valuation allowance of $0.1 million. In addition, the Company had capital loss carryforwards of $5.8 million, which can be carried forward indefinitely and had

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

a full valuation allowance. Of this amount, $4.9 million, $0.8 million and $0.1 million relates to Canada, the U.K and other foreign jurisdictions, respectively.

As of December 31, 2023, the Company had net operating loss carryforwards of $5.7 million (tax effected). Of this amount, approximately $5.2 million relates to Canada and begins to expire starting in 2033 and had a full valuation allowance. The remaining $0.5 million relates to various U.S jurisdictions, which will expire between 2024 and 2043. In addition, the Company had capital loss carryforwards of $5.6 million, which can be carried forward indefinitely and had a full valuation allowance. Of this amount, $4.9 million related to Canada and the remaining $0.7 million related to the U.K.

As of December 31, 2024, the Company had tax credit carryforwards of approximately $3.8 million, before accounting for $0.6 million of uncertain tax positions recorded against the credit carryforward. Approximately $2.6 million relates to U.S. state credits and will expire through 2039, and on which the Company maintains a full valuation allowance, $0.5 million relates to the U.S. federal foreign tax credits which will expire through 2034. The remaining $0.7 million relates to Canada and can be carried forward indefinitely. The U.S. federal and Canadian tax credit carryforwards also have a full valuation allowance recorded against them.

As of December 31, 2023, the Company had tax credit carryforwards of approximately $3.7 million. Approximately $3.0 million relates to the U.S. and other immaterial foreign jurisdictions and will expire through 2039, and $0.7 million relates to Canada and can be carried forward indefinitely. The Company had a $2.9 million valuation allowance on these tax credit carryforwards.

As of December 31, 2024, the Company had disallowed business interest expense carryforwards of $1.5 million under Section 163(j) of the Internal Revenue Code. These carryforwards have no expiration date and can be utilized indefinitely to offset future taxable income, subject to the limitations of Section 163(j). No business interest expense carryforward existed as of December 31, 2023.

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in nature. This amount becomes taxable upon the repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. The amount of undistributed earnings of foreign subsidiaries totaled $494.9 million as of December 31, 2024. The estimated unrecognized income tax and foreign withholding tax liability on these undistributed earnings is approximately $7.3 million.

As of December 31, 2024, the Company’s total amount of gross unrecognized tax benefits was $4.8 million, of which $4.1 million would favorably affect the effective tax rate if benefited. Over the next twelve months, the Company may need to recognize up to $0.8 million of previously recorded unrecognized tax benefits due to statute of limitations closures. Furthermore, the Company believes there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows. Furthermore, the Company believes that it has adequately provided for all significant income tax uncertainties.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

The reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2021	$4,797
Additions based on tax positions related to the current year	553
Additions for tax positions of prior years	34
Reductions to tax positions of prior years	(563)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(572)
Settlements with tax authorities	—
Balance at December 31, 2022	4,249
Additions based on tax positions related to the current year	561
Additions for tax positions of prior years	47
Reductions to tax positions of prior years	(22)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(492)
Settlements with tax authorities	—
Balance at December 31, 2023	4,343
Additions based on tax positions related to the current year	949
Additions for tax positions of prior years	204
Reductions to tax positions of prior years	(42)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(615)
Settlements with tax authorities	—
Balance at December 31, 2024	$4,839

The Company recognizes interest and penalties related to uncertain tax positions in income tax provision. As of December 31, 2024 and 2023, the Company had approximately $0.8 million and $0.7 million, respectively, of accrued interest and penalties related to uncertain tax positions. During the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company recognized $0.1 million, $0.1 million and $0.1 million, respectively, of expense for an increase in interest and penalties related to uncertain tax positions.

The Company files income tax returns in Canada, the U.S., and various foreign jurisdictions. Generally, the Company is no longer subject to U.S. or foreign income tax examinations, including transfer pricing tax audits, by tax authorities for the years before 2014.

The Company’s income tax returns may be reviewed by tax authorities in the following countries for the following periods under the appropriate statute of limitations:

United States	2019 - Present
Canada	2017 - Present
United Kingdom	2023 - Present
Germany	2017 - Present
Czech Republic	2022 - Present
China	2014 - Present
Japan	2019 - Present

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

16. Restructuring, Acquisition and Related Costs

The following table summarizes restructuring, acquisition and related costs recorded in the accompanying consolidated statements of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
2024 restructuring	$10,486	$—	$—
2022 restructuring	—	8,961	1,414
2020 restructuring	—	2,853	2,994
Total restructuring related charges	$10,486	$11,814	$4,408
Acquisition and related charges	$3,223	$1,000	$(24)
Total restructuring, acquisition and related costs	$13,709	$12,814	$4,384

2024 Restructuring

As a result of the Company’s acquisitions and ongoing integration activities, the Company initiated the 2024 restructuring program in the first quarter of 2024 in order to reduce operating complexity. During the year ended December 31, 2024, the Company recorded $10.5 million in severance, facility related and other charges in connection with the 2024 restructuring program. As of December 31, 2024, the Company had incurred cumulative costs of $10.5 million related to this restructuring program. The Company anticipates substantially completing the 2024 restructuring program in the first half of 2025 and expects to incur additional restructuring charges of $4.0 million to $5.0 million related to the 2024 restructuring program.

The following table summarizes restructuring costs associated with the 2024 restructuring program by reportable segment (in thousands):

	Year Ended December 31,	Cumulative Costs as of
	2024	December 31, 2024
Automation Enabling Technologies	$3,198	$3,198
Medical Solutions	6,769	6,769
Unallocated costs	519	519
Total	$10,486	$10,486

2022 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2022 restructuring program in the third quarter of 2022. This program was focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program was focused on cost reduction actions to improve gross margins for the overall company. As of December 31, 2024, the Company had incurred cumulative costs of $10.4 million related to the 2022 restructuring program. The 2022 restructuring program was completed in the fourth quarter of 2023.

The following table summarizes restructuring costs associated with the 2022 restructuring program by reportable segment (in thousands):

	Year Ended December 31,		Cumulative Costs as of
	2023	2022	December 31, 2024
Automation Enabling Technologies	$6,771	$1,358	$8,129
Medical Solutions	1,359	56	1,415
Unallocated costs	831	—	831
Total	$8,961	$1,414	$10,375

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program was focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program was focused on cost reduction actions to improve gross margins for the overall company. As of December 31, 2024, the Company had incurred cumulative costs of $16.7 million related to the 2020 restructuring program. The 2020 restructuring program was completed in the fourth quarter of 2023. In January 2025, the Company sold an owned facility with a $3.6 million gain.

The following table summarizes restructuring costs associated with the 2020 restructuring program by reportable segment (in thousands):

	Year Ended December 31,		Cumulative Costs as of
	2023	2022	December 31, 2024
Automation Enabling Technologies	$2,853	$2,775	$13,827
Medical Solutions	—	217	2,716
Unallocated costs	—	2	173
Total	$2,853	$2,994	$16,716

Roll-forward of Accrued Expenses Related to Restructuring Programs

The following table summarizes the accrual activities, by component, related to the Company’s restructuring programs recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility Related	Other
Balance at December 31, 2022	$2,410	$1,902	$452	$56
Restructuring charges	11,814	5,832	4,452	1,530
Cash payments	(8,867)	(6,675)	(1,379)	(813)
Non-cash write-offs and other adjustments (1)	(2,507)	(21)	(1,845)	(641)
Balance at December 31, 2023	2,850	1,038	1,680	132
Restructuring charges	10,486	8,165	2,034	287
Cash payments	(5,898)	(3,469)	(2,007)	(422)
Non-cash write-offs and other adjustments	(687)	(44)	(646)	3
Balance at December 31, 2024	$6,751	$5,690	$1,061	$—

(1) Non-cash write-offs and other adjustments included impairment of assets amounting to $2.5 million.

Acquisition and Related Charges

Acquisition costs incurred in connection with business combinations, primarily including finders’ fees, legal, valuation and other professional or consulting fees, totaled $3.5 million, $1.0 million, and $1.4 million during 2024, 2023, and 2022, respectively. Acquisition related costs/(income) recognized under earn-out agreements in connection with acquisitions totaled $(0.3) million, zero, and $(1.4) million during 2024, 2023, and 2022, respectively. A majority of the acquisition and related costs of $3.2 million for 2024 were not allocated to any of the reportable segments.
17. Commitments and Contingencies

Purchase Commitments

As of December 31, 2024, the Company had purchase commitments primarily for inventory purchases of $138.7 million. These purchase commitments are expected to be incurred as follows: $126.3 million in 2025, $11.4 million in 2026 and $1.0 million in 2027.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

Legal Proceedings

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. The Company reviews the status of each significant matter and assesses the potential financial exposure on a quarterly basis. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of the probability of an exposure and the determination as to whether the exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available as of the date of the consolidated balance sheet. As additional information becomes available, the Company reassesses the potential liability related to any pending claims and litigation and may revise its estimates. The Company does not believe that the outcome of these claims will have a material adverse effect on its consolidated financial statements but there can be no assurance that any such claims, or any similar claims, would not have a material adverse effect on its consolidated financial statements.

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

As of December 31, 2024, and December 31, 2023, one customer represented approximately 13% and 10%, respectively, of the Company's outstanding accounts receivable balance. Credit risk with respect to trade accounts receivable is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographic dispersion.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

18. Segment Information

Reportable Segments

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company. The CODM evaluates the performance of, and allocates resources to, its segments based on revenue, gross profit and operating income. The Company’s reportable segments have been identified based on commonality and adjacency of end markets and customers amongst the Company’s individual product lines.

During the fourth quarter of 2024, the Company updated its organizational structure and re-aligned its financial reporting structure under two reportable segments: Automation Enabling Technologies and Medical Solutions. Prior to the reorganization, the Company's historical reportable segments were: Precision Medicine and Manufacturing, Robotics and Automation, and Medical Solutions. Prior period segment financial information has been recast to align with the new reportable segments herein, as well as in Notes 6 and 16.

Automation Enabling Technologies

The Automation Enabling Technologies segment designs, manufactures and markets laser beam delivery components, laser beam delivery solutions, CO2 lasers, solid state lasers, ultrafast lasers, optical and inductive encoders, precision motors, integrated stepper motors, servo drives, motion control solutions, intelligent robotic end-of-arm technology solutions, and air bearing spindles to customers worldwide. The segment serves highly demanding applications for advanced industrial processes, advanced industrial and medical robotics, other medical and life science automation applications, and medical laser procedures such as ophthalmology applications. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells the majority of these products directly, utilizing a highly technical sales force, and also sells some indirectly, through resellers and distributors.

Medical Solutions

The Medical Solutions segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators and endoscopic pumps and related disposables, laser beam delivery solutions, video processing and streaming and capture, machine vision technologies, radio frequency identification (“RFID”) technologies, barcode identification technologies, thermal chart recorders, light and color measurement technologies, touch panel displays, and advanced motion control solutions. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells the majority of these products directly, utilizing a highly technical sales force, and also sells some indirectly, through resellers and distributors.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

Reportable Segment Financial Information

Results of operations, depreciation and amortization expenses, accounts receivable and inventories by reportable segments for the periods indicated were as follows (in thousands):

	Year Ended December 31, 2024
	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$490,620	$458,625	$949,245
Cost of revenue	249,364	260,176
Amortization of purchased intangible assets	6,281	8,492
Gross profit	234,975	189,957	424,932
Research and development and engineering	39,026	57,110
Selling, general and administrative	75,423	53,798
Amortization of purchased intangible assets	11,207	14,587
Restructuring, acquisition, and related costs	2,916	6,930
Segment operating income	106,403	57,532	163,935
Unallocated costs	—	—	(53,351)
Interest income (expense), net	—	—	(31,489)
Other income (expense), net	—	—	(29)
Income before income taxes	$106,403	$57,532	$79,066

	Year Ended December 31, 2023
	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$499,220	$382,442	$881,662
Cost of revenue	257,377	206,550
Amortization of purchased intangible assets	7,045	5,105
Gross profit	234,798	170,787	405,585
Research and development and engineering	43,024	49,440
Selling, general and administrative	72,860	49,227
Amortization of purchased intangible assets	12,942	7,503
Restructuring, acquisition, and related costs	9,691	1,359
Segment operating income	96,281	63,258	159,539
Unallocated costs	—	—	(49,043)
Interest income (expense), net	—	—	(25,818)
Other income (expense), net	—	—	(930)
Income before income taxes	$96,281	$63,258	$83,748

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

	Year Ended December 31, 2022
	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$534,090	$326,813	$860,903
Cost of revenue	281,689	181,908
Amortization of purchased intangible assets	7,396	5,874
Gross profit	245,005	139,031	384,036
Research and development and engineering	45,444	40,416
Selling, general and administrative	73,554	42,634
Amortization of purchased intangible assets	17,662	8,676
Restructuring, acquisition, and related costs	2,920	432
Segment operating income	105,425	46,873	152,298
Unallocated costs	—	—	(49,219)
Interest income (expense), net	—	—	(15,616)
Other income (expense), net	—	—	(304)
Income before income taxes	$105,425	$46,873	$87,159

	Year Ended December 31,
	2024	2023	2022
Depreciation and Amortization Expenses
Automation Enabling Technologies	$23,873	$26,680	$32,334
Medical Solutions	29,818	18,578	20,425
Unallocated	1,872	1,354	399
Total	$55,563	$46,612	$53,158

	December 31,
	2024	2023
Accounts Receivable
Automation Enabling Technologies	$70,829	$71,131
Medical Solutions	80,197	68,279
Total accounts receivable	$151,026	$139,410
Inventories
Automation Enabling Technologies	$89,009	$103,326
Medical Solutions	55,597	46,045
Total inventories	$144,606	$149,371
Total segment assets	$295,632	$288,781

	December 31,
	2024	2023
Total Assets
Total segment assets	$295,632	$288,781
Cash and cash equivalents	113,989	105,051
Prepaid income taxes and income taxes receivable	8,076	8,105
Prepaid expenses and other current assets	15,951	13,360
Property, plant and equipment, net	113,135	109,449
Operating lease assets	42,908	38,302
Deferred tax assets	22,887	27,862
Other assets	5,991	5,617
Intangible assets, net	185,844	145,022
Goodwill	584,098	484,507
Total	$1,388,511	$1,226,056

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2024

Geographic Information

The Company aggregates geographic revenue based on the customer location where products are shipped. Revenue from these customers is summarized for the periods indicated as follows (in thousands, except percentage data):

	Year Ended December 31,
	2024		2023		2022
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$487,114	51.3%	$418,265	47.4%	$372,345	43.3%
Germany	123,244	13.0	128,229	14.5	133,728	15.5
Rest of Europe	128,871	13.6	137,027	15.6	137,803	16.0
China	84,562	8.9	73,444	8.3	97,178	11.3
Rest of Asia-Pacific	107,054	11.3	105,350	12.0	101,596	11.8
Other	18,400	1.9	19,347	2.2	18,253	2.1
Total	$949,245	100.0%	$881,662	100.0%	$860,903	100.0%

Long-lived assets consist of property, plant and equipment, net, and are aggregated based on the location of the assets. A summary of these long-lived assets is as follows (in thousands):

	December 31,
	2024	2023
United States	$25,207	$23,899
Germany	31,684	35,318
U.K.	34,078	28,734
Czech Republic	15,345	14,100
China	6,561	7,114
Rest of World	260	284
Total	$113,135	$109,449

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Year Ended December 31,
	2024	2023	2022
Medical	55%	54%	49%
Advanced Industrial	45%	46%	51%
Total	100%	100%	100%

The majority of the revenue from the Automation Enabling Technologies segment is generated from sales to customers in the advanced industrial market. The majority of the revenue from the Medical Solutions segment is generated from sales to customers in the medical market.

Significant Customers

During the years ended December 31, 2024 and December 31, 2023, respectively, an OEM customer primarily from the Medical Solutions segment accounted for approximately 10% of the Company's consolidated revenue. No customer accounted for greater than 10% of the Company's consolidated revenue during the year ended December 31, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this Item 9 was previously reported in the Company's Current Report on Form 8-K that was filed with the Securities and Exchange Commission on March 15, 2024.

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

Evaluation of Disclosure Controls and Procedures as of December 31, 2024

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making their assessment, our management utilized the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Novanta Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Novanta Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 25, 2025

Item 9B. Other Information

Rule 10b5-1 Trading Plans

No officers or directors adopted, modified, and/or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement,” as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

We have adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees, and by the Company. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

The following table sets forth information with respect to the Company’s directors and executive officers as of February 25, 2025:

Name	Age	Position with Novanta	Principal Employment
Executive Officers
Matthijs Glastra	56	Chair of the Board and Chief Executive Officer of Novanta	Same
Robert Buckley	50	Chief Financial Officer of Novanta	Same
John Lesica	49	Co-Chief Operating Officer, Medical Solutions	Same
Chuck Ravetto	54	Co-Chief Operating Officer, Automation Enabling Technologies	Same
Michele Welsh	51	General Counsel and Corporate Secretary of Novanta	Same
Non-Employee Directors
Lonny J. Carpenter	63	Director Independent Lead Director Chair of the Compensation Committee Member of the Environmental, Social and Governance (“ESG”) Committee	Former Group President of Stryker Corporation, a medical technologies company
Barbara B. Hulit	58	Director Member of the Audit Committee Member of the ESG Committee	Former Senior Vice President of Fortive Corporation, a diversified industrial technology growth company, and President and Chief Executive Officer of Fortive’s Advanced Healthcare Solutions segment
R. Matthew Johnson	49	Director	President and Chief Executive Officer of Silicon Labs, a global semiconductor technology company, since 2022.
Mary Katherine Ladone	58	Director	Former Corporate Officer and Senior Vice President, Corporate Development, Strategy & Investor Relations at Hill-Rom Holdings, Inc., a medical technology company.
Maxine L. Mauricio	53	Director Chair of the ESG Committee	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary of EMCOR Group, Inc., a provider of facilities construction and industrial services
Thomas N. Secor	54	Director Member of the Audit Committee Member of the ESG Committee	Managing Director of Morningside Heights Capital, an investment firm
Darlene J. S. Solomon	66	Director Member of the Compensation Committee	Former Senior Vice President and Chief Technology Officer of Agilent Technologies, Inc. a global leader in the life sciences, diagnostics and applied chemical markets
Frank A. Wilson	66	Director Chair of the Audit Committee Member of the Compensation Committee	Former Chief Financial Officer and Senior Vice President of PerkinElmer, Inc., a life sciences diagnostics, discovery and analytical solutions company

The remainder of the response to this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 29, 2025 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 29, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 29, 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 29, 2025 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 29, 2025 and is incorporated herein by reference.

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

3. List of Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1†	Securities Purchase Agreement, dated November 14, 2023, by and between Novanta Corporation, Motion Solutions Holdings LLC and Motion Solutions Parent Corp. including Amendment to Securities Purchase Agreement dated January 1, 2024 by and between by the parties thereto.	10-K	001-35083	2.3	02/28/2024

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/2015

3.2	By-Laws of the Registrant, as amended	10-K	001-35083	3.2	03/01/2021

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/2010

3.4	Articles of Amendment of the Registrant, dated May 26, 2005	10-K	001-35083	3.4	03/01/2023

3.5	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/2010

3.6	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/2016

3.7	Articles of Amendment of the Registrant, dated April 29, 2022	10-Q	001-35083	3.6	05/10/2022

4.1	Specimen Stock Certificate	10-K	001-35083	4.1	02/28/2018

4.2	Form of Indenture, between the Registrant and Wilmington Trust, National Association	S-3	333-229912	4.2	05/10/2022

4.3	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-35083	4.3	03/01/2023

10.1††	Novanta Inc. 2010 Incentive Award Plan (Amended and Restated Effective March 19, 2021), as amended	8-K	001-35083	10.1	05/17/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.2††	Form of Deferred Stock Unit Award Agreement	10-K	001-35083	10.59	03/30/2011

10.3††	Form of Stock Option Grant Notice and Stock Option Agreement	10-Q	001-35083	10.2	08/02/2016

10.4	Amended and Restated Lease, dated May 1, 2012, by and between GSI Group Inc. and 125 Middlesex Turnpike, LLC	8-K	001-35083	10.1	05/04/2012

10.5††	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement	10-Q	001-35083	10.3	08/02/2016

10.6

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

		8-K	001-35083	10.1	01/03/2020

10.7	Lease Agreement, dated as of May 31, 2013, by and between JADAK, LLC and Hancock Part Development, LLC	10-Q	001-35083	10.3	05/06/2014

10.8††	Amended and Restated Employment Agreement, dated April 21, 2017, between Novanta Inc. and Matthijs Glastra	8-K	001-35083	10.1	04/24/2017

10.9††	Amended and Restated Employment Agreement, dated April 21, 2017, between Novanta Inc. and Robert Buckley	8-K	001-35083	10.2	04/24/2017

10.10††	Employment Agreement, dated April 21, 2017, between Novanta Inc. and Brian Young	8-K	001-35083	10.3	04/24/2017

10.11††	Form of New Restricted Stock Unit Award Agreement	10-Q	001-35083	10.1	05/08/2017

10.12††	Form of New Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement	10-Q	001-35083	10.2	05/08/2017

10.13††	Form of Indemnification Agreement, by and between Novanta Inc. and certain officers and directors	10-Q	001-35083	10.2	11/01/2017

10.14††	Form of Indemnification Agreement, by and between Novanta Corporation and certain officers and directors	10-Q	001-35083	10.3	11/01/2017

10.15	First Amendment, dated May 7, 2018, to Amended and Restated Lease (dated as of May 1, 2012) by and between Novanta Corporation and 125 Middlesex Turnpike, LLC	10-Q	001-35083	10.2	05/08/2018

10.16††	Novanta Inc. Non-Employee Director Compensation Policy	10-Q	001-35083	10.2	08/08/2023

10.17††	Form of Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	10-Q	001-35083	10.2	11/06/2018

10.18	First Amendment to Third Amended and Restated Credit Agreement, dated March 27, 2020	8-K	001-35083	10.1	03/31/2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.19	Second Amendment to Third Amended and Restated Credit Agreement, dated June 2, 2020	10-Q	001-35083	10.1	08/06/2020

10.20	Third Amendment to Third Amended and Restated Credit Agreement, dated September 22, 2021	10-Q	001-35083	10.1	11/09/2021

10.21	Fourth Amendment to Third Amended and Restated Credit Agreement, Dated October 5, 2021	8-K	001-35083	10.1	10/07/2021

10.22††	Form of Restricted Stock Unit Award Grant Notice and Agreement	10-Q	001-35083	10.2	05/11/2021

10.23††	Form of Operating Cash Flow Performance Stock Unit Award Grant Notice and Agreement	10-Q	001-35083	10.3	05/11/2021

10.24	Fifth Amendment to Third Amended and Restated Credit Agreement, dated March 10, 2022	8-K	001-35083	10.1	03/15/2022

10.25††	Employment Agreement, dated July 11, 2022, between Novanta Inc. and Michele Welsh	10-Q	001-35083	10.1	08/09/2022

10.26††	Form of Grant Notice and Award Agreement for Performance Stock Unit Awards with rTSR Modifier	10-Q	001-35083	10.1	05/09/2023

19.1	Policy Regarding Trades in Securities by Directors, Officers, Company Personnel and Other Insiders					*

21.1	Subsidiaries of the Registrant					*

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)					*

23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-35083	97.1	02/28/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

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

Date: February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board of Directors, Chief Executive Officer	February 25, 2025
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	February 25, 2025
Robert J. Buckley

/s/ John J. Burke	Chief Accounting Officer	February 25, 2025
John J. Burke

/s/ Lonny J. Carpenter	Lead Director	February 25, 2025
Lonny J. Carpenter

/s/ Barbara B. Hulit	Director	February 25, 2025
Barbara B. Hulit

/s/ R. Matthew Johnson	Director	February 25, 2025
R. Matthew Johnson

/s/ Mary Katherine Ladone	Director	February 25, 2025
Mary Katherine Ladone

/s/ Maxine L. Mauricio	Director	February 25, 2025
Maxine L. Mauricio

/s/ Thomas N. Secor	Director	February 25, 2025
Thomas N. Secor

/s/ Darlene J.S. Solomon	Director	February 25, 2025
Darlene J.S. Solomon

/s/ Frank A. Wilson	Director	February 25, 2025
Frank A. Wilson