Form 10-Q
period 2025-03-28
NOVANTA INC
filed 2025-05-06
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2025

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

As of April 28, 2025, there were 35,970,832 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	March 28,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$106,045	$113,989
Accounts receivable, net of allowance of $611 and $505, respectively	164,201	151,026
Inventories	145,435	144,606
Prepaid income taxes and income taxes receivable	5,830	8,076
Prepaid expenses and other current assets	12,627	15,951
Total current assets	434,138	433,648
Property, plant and equipment, net	112,514	113,135
Operating lease assets	41,321	42,908
Deferred tax assets	25,004	22,887
Other assets	5,701	5,991
Intangible assets, net	177,724	185,844
Goodwill	589,054	584,098
Total assets	$1,385,456	$1,388,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,852	$4,691
Accounts payable	82,513	76,890
Income taxes payable	15,977	16,000
Current portion of operating lease liabilities	9,958	9,879
Accrued expenses and other current liabilities	56,290	60,331
Total current liabilities	169,590	167,791
Long-term debt	385,279	411,949
Operating lease liabilities	38,694	40,548
Deferred tax liabilities	13,208	13,093
Income taxes payable	4,673	4,941
Other liabilities	4,257	4,491
Total liabilities	615,701	642,813
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,964 and 35,938, respectively	423,856	423,856
Additional paid-in capital	78,488	84,214
Retained earnings	288,757	267,549
Accumulated other comprehensive loss	(21,346)	(29,921)
Total stockholders' equity	769,755	745,698
Total liabilities and stockholders’ equity	$1,385,456	$1,388,511

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2025	2024
Revenue	$233,366	$230,916
Cost of revenue	129,012	130,500
Gross profit	104,354	100,416
Operating expenses:
Research and development and engineering	23,238	23,246
Selling, general and administrative	45,596	43,530
Amortization of purchased intangible assets	5,554	5,750
Restructuring, acquisition, and related costs	(2,455)	2,283
Total operating expenses	71,933	74,809
Operating income	32,421	25,607
Interest income (expense), net	(5,644)	(8,254)
Foreign exchange transaction gains (losses), net	(368)	(321)
Other income (expense), net	9	(116)
Income before income taxes	26,418	16,916
Income tax provision	5,210	2,240
Net income	$21,208	$14,676

Earnings per common share (Note 4):
Basic	$0.59	$0.41
Diluted	$0.59	$0.41

Weighted average common shares outstanding—basic	36,024	35,914
Weighted average common shares outstanding—diluted	36,130	36,127

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2025	2024
Net income	$21,208	$14,676
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	8,558	(4,396)
Pension liability adjustments, net of tax (2)	17	283
Total other comprehensive income (loss)	8,575	(4,113)
Total consolidated comprehensive income	$29,783	$10,563

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

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Retained	Accumulated Other
	# of Shares	Amount	Capital	Earnings	Comprehensive Loss	Total

	Three Months Ended March 28, 2025
Balance at December 31, 2024	35,938	$423,856	$84,214	$267,549	$(29,921)	$745,698
Net income	—	—	—	21,208	—	21,208
Common shares issued under stock plans	119	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(47)	—	(6,669)	—	—	(6,669)
Repurchases of common shares	(46)	—	(6,157)	—	—	(6,157)
Share-based compensation	—	—	7,100	—	—	7,100
Other comprehensive income (loss), net of tax	—	—	—	—	8,575	8,575
Balance at March 28, 2025	35,964	$423,856	$78,488	$288,757	$(21,346)	$769,755

	Three Months Ended March 29, 2024
Balance at December 31, 2023	35,814	$423,856	$70,180	$203,462	$(24,038)	$673,460
Net income	—	—	—	14,676	—	14,676
Common shares issued under stock plans	129	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(52)	—	(8,385)	—	—	(8,385)
Share-based compensation	—	—	6,077	—	—	6,077
Other comprehensive income (loss), net of tax	—	—	—	—	(4,113)	(4,113)
Balance at March 29, 2024	35,891	$423,856	$67,872	$218,138	$(28,151)	$681,715

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2025	2024
Cash flows from operating activities:
Net income	$21,208	$14,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,563	12,929
Provision for inventory excess and obsolescence	757	1,424
Share-based compensation	7,100	6,077
Deferred income taxes	(2,393)	(3,711)
Inventory acquisition fair value adjustments	—	2,777
Loss (gain) on disposal of fixed assets	(4,367)	—
Other	393	312
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(12,188)	(4,162)
Inventories	(61)	(3,781)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	6,098	(954)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	1,685	7,052
Other non-current assets and liabilities	(111)	190
Net cash provided by operating activities	31,684	32,829
Cash flows from investing activities:
Cash paid for business acquisitions, net of working capital adjustments	—	(191,200)
Purchases of property, plant and equipment	(4,284)	(6,415)
Proceeds from sale of property, plant and equipment	5,537	—
Net cash used in investing activities	1,253	(197,615)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	198,000
Repayments under term loan and revolving credit facilities	(29,719)	(35,976)
Payments of withholding taxes from share-based awards	(6,669)	(8,385)
Repurchases of common shares	(6,157)	—
Other financing activities	(186)	(176)
Net cash provided by (used in) financing activities	(42,731)	153,463
Effect of exchange rates on cash and cash equivalents	1,850	(208)
Decrease in cash and cash equivalents	(7,944)	(11,531)
Cash and cash equivalents, beginning of the period	113,989	105,051
Cash and cash equivalents, end of the period	$106,045	$93,520
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,643	$7,848
Cash paid for income taxes	$5,296	$1,410
Income tax refunds received	$105	$557

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

1. Basis of Presentation

Novanta Inc. (collectively with its subsidiaries, referred to as “Novanta”, the “Company”, “we”, “us”, “our”) is a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. Novanta combines deep proprietary technology expertise and competencies in precision medicine, precision manufacturing, robotics and automation, and advanced surgery with a proven ability to solve complex technical challenges. This enables Novanta to engineer core components and sub-systems that deliver extreme precision and performance, tailored to the customers' demanding applications.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The interim consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, these interim consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) -Improvements to Income Tax Disclosures."	ASU 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid.	The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted.	The amendments in this update affects financial statement disclosure only and, as a result, will have no impact on results of operations, cash flows or financial condition.
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

AS OF MARCH 28, 2025

(Unaudited)

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of March 28, 2025 and December 31, 2024, contract liabilities were $8.4 million and $5.9 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the three months ended March 28, 2025 is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by $2.3 million of revenue recognized during the period that was included in the contract liability balance as of December 31, 2024.

Disaggregated Revenue

See Note 15 for the Company’s disaggregation of revenue by segment, geography and end market. The following table presents revenues disaggregated by the capabilities of the underlying products and technologies during the three months ended March 28, 2025 and March 29, 2024, respectively (in thousands):

	Three Months Ended
	March 28,	March 29,
	2025	2024
Precision Manufacturing	$44,579	$54,159
Robotics and Automation	78,588	63,230
Automation Enabling Technologies	123,167	117,389

Precision Medicine	54,011	64,601
Advanced Surgery	56,188	48,926
Medical Solutions	110,199	113,527
Total Revenue	$233,366	$230,916

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

3. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2024	$(29,921)	$(23,686)	$(6,235)
Other comprehensive income (loss)	8,377	8,558	(181)
Amounts reclassified from accumulated other comprehensive loss	198	—	198
Balance at March 28, 2025	$(21,346)	$(15,128)	$(6,218)

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

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended
	March 28,	March 29,
	2025	2024
Numerators:
Net income	$21,208	$14,676

Denominators:
Weighted average common shares outstanding— basic	36,024	35,914
Dilutive common share equivalents	106	213
Weighted average common shares outstanding— diluted	36,130	36,127
Antidilutive common share equivalents excluded from above	175	71

Earnings per Common Share:
Basic	$0.59	$0.41
Diluted	$0.59	$0.41

For the three months ended March 28, 2025, 221 thousand shares of attainment-based PSUs and hybrid PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of March 28, 2025.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

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

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 28, 2025 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Prepaid expenses and other current assets:
Foreign currency forward contracts	$4	$—	$4	$—
	$4	$—	$4	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$59	$—	$—	$59
Foreign currency forward contracts	118	—	118	—
	$177	$—	$118	$59

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

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

As of March 28, 2025, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $178.0 million and a net loss of $0.1 million, respectively. As of December 31, 2024, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $187.4 million and a net loss of $0.2 million, respectively.

The Company recognized an aggregate net gain of $0.3 million for the three months ended March 28, 2025 and an aggregate net gain of $1.2 million for the three months ended March 29, 2024. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

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

The following table summarizes changes in goodwill during the three months ended March 28, 2025 (in thousands):

Amount
Balance at beginning of the period	$584,098
Effect of foreign exchange rate changes	4,956
Balance at end of the period	$589,054

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

Goodwill by reportable segment as of March 28, 2025 was as follows (in thousands):

	Reportable Segment
	Automation Enabling Technologies	Medical Solutions	Total
Goodwill	$432,461	$307,822	$740,283
Accumulated impairment of goodwill	(119,507)	(31,722)	(151,229)
Total	$312,954	$276,100	$589,054

Goodwill by reportable segment as of December 31, 2024 was as follows (in thousands):

	Reportable Segment
	Automation Enabling Technologies	Medical Solutions	Total
Goodwill	$439,980	$295,347	$735,327
Accumulated impairment of goodwill	(119,507)	(31,722)	(151,229)
Total	$320,473	$263,625	$584,098

Intangible Assets

Intangible assets as of March 28, 2025 and December 31, 2024, respectively, are summarized as follows (in thousands):

	March 28, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$220,852	$(164,259)	$56,593	$218,867	$(159,041)	$59,826
Customer relationships	267,582	(166,044)	101,538	265,156	(158,938)	106,218
Trademarks and trade names	23,600	(17,034)	6,566	23,367	(16,594)	6,773
Amortizable intangible assets	512,034	(347,337)	164,697	507,390	(334,573)	172,817
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Total intangible assets	$525,061	$(347,337)	$177,724	$520,417	$(334,573)	$185,844

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

	Three Months Ended
	March 28,	March 29,
	2025	2024
Amortization expense – cost of revenue	$3,561	$3,692
Amortization expense – operating expenses	5,554	5,750
Total amortization expense	$9,115	$9,442

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

As of March 28, 2025, estimated amortization expense for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2025 (remainder of year)	$10,739	$16,762	$27,501
2026	13,455	20,037	33,492
2027	10,616	15,894	26,510
2028	8,875	12,802	21,677
2029	6,095	9,196	15,291
Thereafter	6,813	33,413	40,226
Total	$56,593	$108,104	$164,697

8. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	March 28,	December 31,
	2025	2024
Raw materials	$93,761	$92,198
Work-in-process	23,589	24,719
Finished goods	27,606	27,327
Demo and consigned inventory	479	362
Total inventories	$145,435	$144,606

Accrued Expenses and Other Current Liabilities

	March 28,	December 31,
	2025	2024
Accrued compensation and benefits	$22,904	$28,361
Accrued warranty	4,732	4,805
Contract liabilities, current portion	8,173	5,715
Finance lease obligations	770	759
Other	19,711	20,691
Total	$56,290	$60,331

Accrued Warranty

	Three Months Ended
	March 28,	March 29,
	2025	2024
Balance at beginning of the period	$4,805	$5,292
Provision charged to cost of revenue	400	438
Warranty liabilities acquired from acquisitions	—	76
Use of provision	(505)	(440)
Foreign currency exchange rate changes	32	(12)
Balance at end of the period	$4,732	$5,354

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

Other Long-Term Liabilities

	March 28,	December 31,
	2025	2024
Finance lease obligations	$2,978	$3,175
Other	1,279	1,316
Total	$4,257	$4,491

9. Debt

Outstanding debt consisted of the following (in thousands):

	March 28,	December 31,
	2025	2024
Senior Credit Facilities – term loan	$4,869	$4,710
Less: unamortized debt issuance costs	(17)	(19)
Total current portion of long-term debt	$4,852	$4,691

Senior Credit Facilities – term loan	$66,695	$65,698
Senior Credit Facilities – revolving credit facility	320,795	348,751
Less: unamortized debt issuance costs	(2,211)	(2,500)
Total long-term debt	$385,279	$411,949

Total Senior Credit Facilities	$390,131	$416,640

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

The outstanding principal balance under the term loan facility is payable in quarterly installments of €1.1 million that began in March 2020, with the remaining balance due upon maturity. The Company may make additional principal payments at any time, which will reduce the next quarterly installment payment due. Borrowings under the revolving credit facility may be repaid at any time until maturity. The Company made principal payments of €1.1 million ($1.2 million) towards its term loan and $28.5 million towards its revolving credit facility during the three months ended March 28, 2025.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

The Company is required to satisfy certain financial and non-financial covenants under the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of March 28, 2025.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

Fair Value of Debt

As of March 28, 2025 and December 31, 2024, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

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

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended
	March 28,	March 29,
	2025	2024
Operating lease cost	$2,739	$2,967
Finance lease cost
Amortization of right-of-use assets	151	151
Interest on lease liabilities	52	62
Variable lease cost	276	251
Total lease cost	$3,218	$3,431

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	March 28,	December 31,
	2025	2024
Operating leases
Operating lease right-of-use assets	$41,321	$42,908

Current portion of operating lease liabilities	$9,958	$9,879
Operating lease liabilities	38,694	40,548
Total operating lease liabilities	$48,652	$50,427

Finance leases
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(7,025)	(6,874)
Finance lease assets included in property, plant and equipment, net	$2,557	$2,708

Accrued expenses and other current liabilities	$770	$759
Other liabilities	2,978	3,175
Total finance lease liabilities	$3,748	$3,934

Weighted-average remaining lease term (in years):
Operating leases	7.3	7.4
Finance leases	4.3	4.5

Weighted-average discount rate:
Operating leases	4.81%	4.82%
Finance leases	5.54%	5.54%

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Three Months Ended
	March 28,	March 29,
	2025	2024
Cash paid for lease liabilities:
Operating cash outflows related to finance leases	$52	$62
Operating cash outflows related to operating leases	$2,465	$2,123
Financing cash outflows related to finance leases	$186	$176

Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$221	$8,676

(1)The amount for the three months ended March 29, 2024 includes $8.1 million of right-of-use assets acquired as part of the Motion Solutions acquisition.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

Future minimum lease payments under operating and finance leases expiring subsequent to March 28, 2025, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2025 (remainder of year)	$8,761	$715
2026	10,554	979
2027	8,994	1,003
2028	6,146	1,003
2029	5,349	502
Thereafter	19,376	—
Total minimum lease payments	59,180	4,202
Less: Interest	(10,528)	(454)
Present value of lease liabilities	$48,652	$3,748

11. Preferred and Common Shares and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of March 28, 2025, no preferred shares had been issued and outstanding.

Common Share Repurchases

In February 2020, the Company’s Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”), authorizing the repurchase of $50.0 million worth of the Company’s common shares. During the three months ended March 28, 2025, the Company repurchased 46 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $6.2 million and an average price of $134.54 per share. As of March 28, 2025, the Company had $43.3 million available for future share repurchases under the 2020 Repurchase Plan.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended
	March 28,	March 29,
	2025	2024
Selling, general and administrative	$6,136	$5,097
Research and development and engineering	615	559
Cost of revenue	349	421
Total share-based compensation expense	$7,100	$6,077

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units granted to the members of the Company’s Board of Directors of $1.6 million and $1.4 million during the three months ended March 28, 2025 and March 29, 2024, respectively.

Restricted Stock Units

The Company’s restricted stock units (“RSUs”) have generally been issued with vesting periods ranging from zero to four years and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

basis over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and historical forfeiture experience.

The table below summarizes activities relating to RSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended March 28, 2025:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	198	$154.43
Granted	131	$143.54
Vested	(72)	$150.60
Forfeited	(5)	$158.19
Unvested at March 28, 2025	252	$149.81
Expected to vest as of March 28, 2025	227

The total fair value of RSUs that vested during the three months ended March 28, 2025 was $10.2 million based on the market price of the underlying shares on the date of vesting.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended March 28, 2025:

	Shares (In thousands)	Weighted Average Grant- Date Fair Value
Unvested at December 31, 2024	227	$165.13
Granted	82	$160.93
Performance adjustments(1)	(7)	$140.62
Vested	(49)	$139.41
Forfeited	(8)	$164.74
Unvested at March 28, 2025	245	$169.62
Expected to vest as of March 28, 2025	207

(1) The amount shown represents performance adjustments related to the performance-based awards vested during the three months ended March 28, 2025.

The unvested PSUs are shown at target payout levels in the table above. As of March 28, 2025, the maximum number of common shares that could be earned under these PSU grants was approximately 551 thousand shares.

The total fair value of PSUs that vested during the three months ended March 28, 2025 was $7.2 million based on the market price of the underlying common shares on the date of vesting.

The grant-date fair value per unit of the hybrid PSUs granted during the three months ended March 28, 2025 was estimated using the Monte Carlo valuation method with the following assumptions:

Three Months Ended March 28, 2025
Grant-date stock price	$142.80
Expected volatility	36.94%
Risk-free interest rate	4.18%
Expected annual dividend yield	—
Fair value	$160.93

Stock Options

The table below summarizes the activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended March 28, 2025:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2024	149	$139.17
Granted	—	$—
Exercised	(4)	$135.86
Forfeited or expired	(4)	$156.91
Outstanding as of March 28, 2025	141	$138.77
Exercisable as of March 28, 2025	94
Expected to vest as of March 28, 2025	47

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

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

The Company’s effective tax rate of 19.7% for the three months ended March 28, 2025 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and R&D tax credits, partially offset by disallowed compensation deductions, withholding taxes, non-deductible expenses and an estimated Pillar Two inclusion.

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

13. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	March 28,	March 29,
	2025	2024
2024 restructuring	$590	$548
2020 restructuring	(3,595)	—
Total restructuring charges	(3,005)	548
Acquisition and related charges	550	1,735
Total restructuring, acquisition, and related costs	$(2,455)	$2,283

2024 Restructuring

As a result of the Company’s acquisitions and ongoing integration activities, the Company initiated the 2024 restructuring program in the first quarter of 2024 in order to reduce operating complexity. During the three months ended March 28, 2025, the Company recorded $0.6 million in severance, facility related and other charges in connection with the 2024 restructuring program. As of March 28, 2025, the Company had incurred cumulative costs of $11.1 million related to this restructuring program. The Company anticipates substantially completing the 2024 restructuring program by the end of 2025 and expects to incur additional restructuring charges of $5.0 million to $6.0 million related to the 2024 restructuring program.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

The following table summarizes restructuring costs associated with the 2024 restructuring program by reportable segment (in thousands):

	Three Months Ended
	March 28,	March 29,
	2025	2024
Automation Enabling Technologies	$486	$279
Medical Solutions	82	206
Unallocated	22	63
Total	$590	$548

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program was focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program was focused on cost reduction actions to improve gross margins for the overall company. As of March 28, 2025, the Company had incurred cumulative costs of $13.1 million related to the 2020 restructuring program. The 2020 restructuring program activities were completed in the fourth quarter of 2023. In January 2025, the Company sold a facility from the 2020 restructuring program and recorded a $3.6 million gain in the Company’s Automation Enabling Technologies segment.

Roll-forward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility Related	Facility Sale	Other
Balance at December 31, 2024	$6,751	$5,690	$1,061	$—	$—
Restructuring charges	(3,005)	(107)	719	(4,325)	708
Cash payments	4,444	(581)	(147)	5,537	(365)
Non-cash write-offs and other adjustments	(1,679)	162	(629)	(1,212)	—
Balance at March 28, 2025	$6,511	$5,164	$1,004	$—	$343

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including finders’ fees, legal, valuation, and other professional or consulting fees, totaled $0.6 million for three months ended March 28, 2025, and $1.7 million for the three months ended March 29, 2024. The majority of acquisition and related costs for the three months ended March 28, 2025 and the three months ended March 29, 2024 were included in unallocated costs.

14. Commitments and Contingencies

Purchase Commitments

There have been no material changes to the Company’s purchase commitments since December 31, 2024.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

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

During the fourth quarter of 2024, the Company updated its organizational structure and re-aligned its financial reporting structure under two reportable segments: Automation Enabling Technologies and Medical Solutions. Prior to the reorganization, the Company's historical reportable segments were: Precision Medicine and Manufacturing, Robotics and Automation, and Medical Solutions. Prior period segment financial information has been recast to align with the new reportable segments herein, as well as in Notes 7 and 13.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

Medical Solutions

The Medical Solutions segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators and endoscopic pumps and related disposables, laser beam delivery solutions, video processing and streaming and capture, machine vision technologies, radio-frequency identification (“RFID”) technologies, barcode identification technologies, thermal chart recorders, light and color measurement technologies, touch panel displays, and advanced motion control solutions. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells the majority of these products directly, utilizing a highly technical sales force, and also sells some indirectly, through resellers and distributors.

Reportable Segment Financial Information

Results of operations, depreciation and amortization expenses by reportable segments for the periods indicated were as follows (in thousands):

	Three Months Ended March 28, 2025
	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$123,167	$110,199	$233,366
Cost of revenue	62,422	62,036
Amortization of purchased intangible assets	1,359	2,202
Segment gross profit	59,386	45,961	105,347
Research and development and engineering	9,439	13,955
Selling, general and administrative	19,159	14,732
Amortization of purchased intangible assets	2,408	3,146
Restructuring, acquisition, and related costs	(3,109)	99
Segment operating income	31,489	14,029	45,518
Unallocated costs	—	—	(13,097)
Interest income (expense), net	—	—	(5,644)
Other income (expense), net	—	—	(359)
Income before income taxes	$31,489	$14,029	$26,418

	Three Months Ended March 29, 2024
	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$117,389	$113,527	$230,916
Cost of revenue	60,318	65,182
Amortization of purchased intangible assets	1,569	2,123
Segment gross profit	55,502	46,222	101,724
Research and development and engineering	9,997	13,266
Selling, general and administrative	18,495	13,622
Amortization of purchased intangible assets	2,801	2,949
Restructuring, acquisition, and related costs	279	366
Segment operating income	23,930	16,019	39,949
Unallocated costs	—	—	(14,342)
Interest income (expense), net	—	—	(8,254)
Other income (expense), net	—	—	(437)
Income before income taxes	$23,930	$16,019	$16,916

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

	Three Months Ended
	March 28,	March 29,
Depreciation and Amortization Expenses	2025	2024
Automation Enabling Technologies	$5,476	$5,856
Medical Solutions	7,679	6,597
Unallocated	408	476
Total	$13,563	$12,929

	March 28,	December 31,
	2025	2024
Accounts Receivable
Automation Enabling Technologies	$77,726	$70,829
Medical Solutions	86,475	80,197
Total accounts receivable	$164,201	$151,026
Inventories
Automation Enabling Technologies	$90,002	$89,009
Medical Solutions	55,433	55,597
Total inventories	$145,435	$144,606
Total segment assets	$309,636	$295,632

Revenue by Geography

The Company aggregates geographic revenue based on the customer locations where products are shipped to. Revenue by geography was as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2025	2024
United States	$123,646	$117,081
Germany	28,477	33,181
Rest of Europe	31,781	30,971
China	21,434	17,071
Rest of Asia-Pacific	23,379	27,256
Other	4,649	5,356
Total	$233,366	$230,916

The majority of revenue from the Automation Enabling Technologies and Medical Solutions segments are generated from sales to customers within the United States and Europe. Each segment also generates revenue across the other geographies, with no significant concentration of any segment’s remaining revenue.

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended
	March 28,	March 29,
	2025	2024
Medical	55%	55%
Advanced Industrial	45%	45%
Total	100%	100%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2025

(Unaudited)

The majority of the revenue from the Automation Enabling Technologies segment is generated from sales to customers in the advanced industrial market. The majority of the revenue from the Medical Solutions segment is generated from sales to customers in the medical market.

16. Subsequent Event

On April 8, 2025, the Company acquired 100% the outstanding stock of Keonn Technologies, S.L. (“Keonn”), a Barcelona, Spain-based leader in Radio-Frequency Identification (“RFID”) solutions for an initial cash payment of €60.6 million ($66.4 million), subject to customary closing and net working capital adjustments. The purchase includes up to €20.0 million ($21.9 million) in contingent consideration payable upon the achievement of certain revenue targets through December 2027. In addition, the Company has granted equity totaling €9.0 million ($9.9 million) to Keonn employees.

The acquisition was financed with cash on-hand and borrowings under the Company's revolving credit facility. The Keonn acquisition will be included in the Medical Solutions reportable segment. Information required by ASC 805-10, “Business Combinations,” is not disclosed herein as the Company is in the process of completing its purchase accounting evaluation, including purchase price allocation and other related disclosures.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses, capital expenditures and level of business activities; our dependence upon our ability to respond to fluctuations in product demand; our ability to continuously innovate, to introduce new products in a timely manner, and to manage transitions to new product innovations effectively; customer order timing and other similar factors; disruptions or breaches in security of our or our third-party providers’ information technology systems; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; risks associated with increased outsourcing of components manufacturing; our exposure to increased tariffs, trade restrictions or taxes on our products; our ability to contain or reduce costs; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; our failure to accurately forecast component and raw material requirements leading to additional costs and significant delays in shipments; production difficulties and product delivery delays or disruptions; our exposure to extensive medical device regulations, which may impede or hinder the approval, certification or sale of our products and, in some cases, may ultimately result in an inability to obtain approval or certification of certain products or may result in the recall or seizure of previously approved or certified products; potential penalties for violating foreign and U.S. federal and state healthcare laws and regulations; impact of healthcare industry cost containment and healthcare reform measures; changes in governmental regulations related to our business or products; actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements; our failure to implement new information technology systems successfully; changes in foreign currency rates; our failure to realize the full value of our intangible assets; our reliance on original equipment manufacturer customers; the loss of sales, or significant reduction in orders from, any major customers; increasing scrutiny and changing expectations from investors, customers, governments and other stakeholders and third parties with respect to corporate sustainability policies and practices; the effects of climate change and related regulatory responses; our exposure to the credit risk of some of our customers and in weakened markets; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; changes in tax laws and fluctuations in our effective tax rates; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; our existing indebtedness limiting our ability to engage in certain activities; volatility in the market price for our common shares; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under the heading “Risk Factors”, as updated in our other filings with the Securities and Exchange Commission.

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

We operate in two reportable segments: Automation Enabling Technologies and Medical Solutions. The reportable segments and their principal activities are summarized below.

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

Medical Market

For the three months ended March 28, 2025, the medical market accounted for approximately 55% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital, life science, and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, demand level for life science automation technology, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the three months ended March 28, 2025, the advanced industrial market accounted for approximately 45% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial conditions of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the PMI on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Acquisition of Keonn Technologies, S.L.

On April 8, 2025, the Company acquired 100% the outstanding stock of Keonn Technologies, S.L. (“Keonn”), a Barcelona, Spain-based leader in Radio-Frequency Identification (“RFID”) solutions for an initial cash payment of €60.6 million ($66.4 million), subject to customary closing and net working capital adjustments. The purchase includes up to €20.0 million ($21.9 million) in contingent consideration payable upon the achievement of certain revenue targets through December 2027. In addition, the Company has granted equity totaling €9.0 million ($9.9 million) to Keonn employees.

Business Environment

In recent years, the global economy has faced significant challenges, including inflation, supply chain disruptions, business slowdowns, labor shortages, and market volatility, and recently new and proposed tariffs announced by the U.S. Presidential Administration have introduced additional uncertainty. We address macroeconomic challenges by continuing to execute our strategy. There have been improvements in the supply chain with better on-time deliveries, and recent efforts have successfully addressed talent shortages. However, uncertainty remains about overall macroeconomic conditions due to geopolitical tensions and changes in trade policies.

Economic tensions and changes in trade policies, such as higher tariffs, retaliatory measures, renegotiated free trade agreements, changes in government funding, and the ongoing impact from prolonged inflationary pressures could impact the global market for our products and the cost to manufacture.

Results of Operations for the Three Months Ended March 28, 2025 Compared with the Three Months Ended March 29, 2024

Overview of Financial Results

Total revenue of $233.4 million for the three months ended March 28, 2025 increased $2.5 million, or 1.1%, from the prior year period. Foreign currency exchange rates unfavorably impacted our revenue by $1.5 million, or 0.6%, for the three months ended March 28, 2025.

Operating income of $32.4 million for the three months ended March 28, 2025 increased $6.8 million, or 26.6%, from the prior year period. This increase was attributable to an increase in gross profit of $4.0 million and a decrease in restructuring, acquisition and related charges of $4.7 million, partially offset by an increase in selling, general and administrative expenses of $2.1 million.

Basic earnings per common share (“Basic EPS”) of $0.59 for the three months ended March 28, 2025 increased $0.18 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.59 for the three months ended March 28, 2025 increased $0.18 from the prior year period. The increases were primarily due to an increase in operating income and a decrease in interest expense, partially offset by an increase in income tax provision.

Revenue

The following tables set forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	March 28,	March 29,	Increase	Percentage
	2025	2024	(Decrease)	Change
Automation Enabling Technologies	$123,167	$117,389	$5,778	4.9%
Medical Solutions	110,199	113,527	(3,328)	(2.9)%
Total	$233,366	$230,916	$2,450	1.1%

Automation Enabling Technologies

Automation Enabling Technologies segment revenue for the three months ended March 28, 2025 increased $5.8 million, or 4.9%, versus the prior year period, primarily due to increased demand in robotics and automation products, partially offset by a decrease in demand in precision manufacturing products.

Medical Solutions

Medical Solutions segment revenue for the three months ended March 28, 2025 decreased $3.3 million, or 2.9%, versus the prior year period, primarily due to a decrease in sales of precision medicine products, partially offset by an increase in sales of advanced surgery products.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	March 28,	March 29,
	2025	2024
Gross profit:
Automation Enabling Technologies	$59,386	$55,502
Medical Solutions	45,961	46,222
Unallocated	(993)	(1,308)
Total	$104,354	$100,416
Gross profit margin:
Automation Enabling Technologies	48.2%	47.3%
Medical Solutions	41.7%	40.7%
Total	44.7%	43.5%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, trade tariffs, freight costs, headcount, inventory excess and obsolescence, and warranty expenses.

Automation Enabling Technologies

Automation Enabling Technologies segment gross profit for the three months ended March 28, 2025 increased $3.9 million, or 7.0%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Automation Enabling Technologies segment gross profit margin was 48.2% for the three months ended March 28, 2025, versus a gross profit margin of 47.3% for the prior year period. The increase in gross profit margin was primarily attributable to product mix.

Medical Solutions

Medical Solutions segment gross profit for the three months ended March 28, 2025 decreased $0.3 million, or 0.6%, versus the prior year period, primarily due to a decrease in revenue. Medical Solutions segment gross profit margin was 41.7% for the three months ended March 28, 2025, versus a gross profit margin of 40.7% for the prior year period. The increase in gross profit margin is primarily due to a one-time inventory fair value adjustment associated with a prior year acquisition, partially offset by product mix.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended
	March 28,	March 29,
	2025	2024
Research and development and engineering	$23,238	$23,246
Selling, general and administrative	45,596	43,530
Amortization of purchased intangible assets	5,554	5,750
Restructuring, acquisition, and related costs	(2,455)	2,283
Total	$71,933	$74,809

Research and Development and Engineering Expenses

Research and Development and Engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $23.2 million, or 10.0% of revenue, during the three months ended March 28, 2025, versus $23.2 million, or 10.1% of revenue, during the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $45.6 million, or 19.5% of revenue, during the three months ended March 28, 2025, versus $43.5 million, or 18.9% of revenue, during the prior year period. The increase in SG&A expenses, both in total dollars and as a percentage of revenue, was primarily driven by higher outside service spending and employee compensation.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $5.6 million, or 2.4% of revenue, during the three months ended March 28, 2025, versus $5.8 million, or 2.5% of revenue, during the prior year period.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $(2.5) million during the three months ended March 28, 2025, versus $2.3 million during the prior year period. The decrease in restructuring, acquisition and related costs was primarily due to a gain on the sale of an owned facility.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended
	March 28,	March 29,
	2025	2024
Operating Income (Loss)
Automation Enabling Technologies	$31,489	$23,930
Medical Solutions	14,029	16,019
Unallocated	(13,097)	(14,342)
Total	$32,421	$25,607

Automation Enabling Technologies

Automation Enabling Technologies segment operating income was $31.5 million, or 25.6% of revenue, during the three months ended March 28, 2025, versus $23.9 million, or 20.4% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $3.9 million and a decrease in restructuring, acquisition and related charges of $3.4 million.

Medical Solutions

Medical Solutions segment operating income was $14.0 million, or 12.7% of revenue, during the three months ended March 28, 2025, versus $16.0 million, or 14.1% of revenue, during the prior year period. The decrease in operating income was primarily due to an increase in SG&A expenses of $1.1 million and an increase in R&D expenses of $0.7 million.

Unallocated

Unallocated costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended March 28, 2025 decreased $1.2 million versus the prior year period. The decrease in operating loss was primarily due to a decrease in acquisition and related charges of $1.0 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended
	March 28,	March 29,
	2025	2024
Interest income (expense), net	$(5,644)	$(8,254)
Foreign exchange transaction gains (losses), net	$(368)	$(321)
Other income (expense), net	$9	$(116)

Interest Income (Expense), Net

Net interest expense was $5.6 million for the three months ended March 28, 2025, versus $8.3 million for the prior year period. The decrease in net interest expense was primarily due to a decrease in the average debt levels under our senior credit facilities and a decrease in the weighted average interest rate. The weighted average interest rate on our senior credit facilities was 5.77% during the three months ended March 28, 2025, versus 6.54% during the prior year period.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were nominal for the three months ended March 28, 2025 and the three months ended March 29, 2024.

Other Income (Expense), Net

Net other expense was nominal for the three months ended March 28, 2025 and the three months ended March 29, 2024.

Income Tax Provision (Benefit)

Our effective tax rate for the three months ended March 28, 2025, was 19.7%, versus 13.2% for the prior year period. Our effective tax rate of 19.7% for the three months ended March 28, 2025 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and R&D tax credits, partially offset by disallowed compensation deductions, withholding taxes, non-deductible expenses and an estimated Pillar Two inclusion.

Our effective tax rate for the three months ended March 29, 2024 of 13.2% differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and windfall tax benefits upon vesting of share-based compensation awards, partially offset by disallowed compensation deductions, uncertain tax position accruals, and estimated Pillar Two inclusion. For the three months ended March 29, 2024, the tax benefits upon vesting of certain share-based compensation awards had a benefit of 6.8% on the Company’s effective tax rate.

On December 12, 2022, the EU member states agreed to implement the Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Model Rules. These rules, which impose a global corporate minimum income tax rate of 15%, have been enacted or introduced in proposed legislation in 45 countries. Additional countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. We operate in many jurisdictions that have adopted these rules. We fall under the transitional safe harbor rules in the majority of jurisdictions in which we operate and are therefore not subject to the Pillar Two global minimum tax. Where we cannot apply the safe harbor rules, we have estimated the impact of this minimum tax in our effective tax rate analysis. We continue to closely monitor the progression of legislative activities.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside of our control, such as economic consequences of geopolitical conflicts, monetary, fiscal, tax or trade policy changes in the U.S. and other countries and their impact on the global financial markets, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and other market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Our cash requirements primarily consist of principal and interest payments associated with our Senior Credit Facilities (as defined below), operating and finance leases, purchase commitments, and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. On April 8, 2025, we drew down on our revolving credit facility under the Senior Credit Facilities to fund the acquisition of Keonn Technologies, S.L.

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

As of March 28, 2025, $77.2 million of our $106.0 million cash and cash equivalents was held by subsidiaries outside of Canada and the U.S. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities. Approximately $88.3 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the U.S. as of March 28, 2025. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

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

As of March 28, 2025, we had $71.6 million term loan and $320.8 million revolver borrowings outstanding under our Senior Credit Facilities. The borrowings outstanding under the Senior Credit Facilities bear interest at rates based on (a) the Base Rate, as defined in the Credit Agreement, plus a margin ranging between 0.00% and 0.75% per annum, determined by reference to our consolidated leverage ratio, or (b) the Term SOFR Screen Rate, the Alternative Currency Daily Rate or the Alternative Currency Term Rate, as defined in the Credit Agreement, plus a margin ranging between 0.75% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the revolving credit facility, ranging between 0.20% and 0.30% per annum, determined by reference to our consolidated leverage ratio. As of March 28, 2025, we had outstanding borrowings under the Credit Agreement denominated in Euro and U.S. dollars of $88.3 million and $304.1 million, respectively.

The Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of March 28, 2025:

	Requirement	Actual
Maximum consolidated leverage ratio (1)	3.50	1.73
Minimum consolidated fixed charge coverage ratio	1.50	4.93

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

In February 2020, our Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of $50.0 million worth of common shares. Share repurchases have been made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. We repurchased 46 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $6.2 million and average price of $134.54 per share during the three months ended March 28, 2025. We had $43.3 million available for share repurchases under the 2020 Repurchase Plan as of March 28, 2025.

Cash Flows for the Three Months Ended March 28, 2025 and March 29, 2024

The following tables summarize our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Three Months Ended
	March 28,	March 29,
	2025	2024
Net cash provided by operating activities	$31,684	$32,829
Net cash provided by (used in) investing activities	$1,253	$(197,615)
Net cash provided by (used in) financing activities	$(42,731)	$153,463

	March 28,	December 31,
	2025	2024
Cash and cash equivalents	$106,045	$113,989
Unused and available funds under the revolving credit facility	$374,205	$346,249

Operating Cash Flows

Cash provided by operating activities was $31.7 million for the three months ended March 28, 2025, versus $32.8 million for the prior year period.

Investing Cash Flows

Cash provided by investing activities was $1.3 million for the three months ended March 28, 2025, primarily driven by $5.5 million of cash received from the sale of properties. We also paid $4.3 million for capital expenditures.

Cash used in investing activities was $197.6 million for the three months ended March 29, 2024, primarily related to the $191.2 million of cash considerations (net of cash acquired) paid for our 2024 acquisition and $6.4 million for capital expenditures.

We expect to use an aggregate of approximately $20 million to $30 million in 2025 for capital expenditures related to investments in new property, plant and equipment for our existing businesses.

Financing Cash Flows

Cash used in financing activities was $42.7 million for the three months ended March 28, 2025, primarily driven by $29.7 million of term loan and revolving credit facility repayments, $6.7 million of payroll tax payments upon vesting of share-based compensation awards and $6.2 million related to the repurchase of common shares.

Cash provided by financing activities was $153.5 million for the three months ended March 29, 2024, primarily driven by $198.0 million of borrowings under our revolving credit facility to fund our 2024 acquisition, partially offset by $36.0 million of term loan and revolving credit facility repayments and $8.4 million of payroll tax payments upon vesting of share-based compensation awards.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates through March 28, 2025 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recent Accounting Pronouncements

See Note 1 to Unaudited Interim Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended March 28, 2025, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 28, 2025, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 28, 2025.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended March 28, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, which could adversely affect our business, financial conditions and future results. Other than the risk factor set forth below, there have been no material changes from the risk factors discussed in our Annual Report.

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our customers’ businesses, capital expenditures and levels of business activities.

A large portion of our product sales are dependent on our customers’ need for increased capacity, productivity and cost saving initiatives, improved product quality and performance, and new investments. Weaknesses in our end markets could negatively impact our revenue and gross margin and consequently have a material adverse effect on our business, financial condition and results of operations. A severe and/or prolonged overall economic downturn or a negative or uncertain political climate could lead to weaknesses in our end markets and adversely affect our customers’ financial condition and the timing or levels of our customers’ capital expenditures or business activities. We have experienced significant cyclical end market fluctuations in the past. For example, diminished growth expectations, economic and political uncertainty in regions across the globe and effects of the COVID-19 pandemic adversely impacted our customers’ financial condition and ability to maintain product order levels and reduced the demand for our products in 2020, and other pandemics and public health crises could have similar consequences. Political conditions, including new and changing laws or tariffs, regulations, government funding, executive orders and enforcement priorities, may impact customer budgets and create uncertainty about how such laws and regulations will be interpreted and applied, which may impact customer demand and adversely impact our business. For example, changes in the regulatory environment affecting life sciences, bioprocessing, and pharmaceutical companies, and reduced headcount and budget allocations to government agencies that fund research and development activities, such as the U.S. Food and Drug Administration (‘FDA’), U.S. National Institutes of Health (‘NIH’), or targeted headcount reductions or cancellations of certain grants or contracts by the U.S. federal government, could adversely affect our business or results of operations. In addition, certain sub-segments of the advanced industrial market that we serve, including the microelectronics and industrial capital equipment sector, are cyclical and have historically experienced periods of oversupply, resulting in downturns in demand for capital equipment in which many of our products are used. It is difficult to predict the timing, length and severity of these downturns and their impact on our business. Further, our order levels or results of operations for a given period may not be indicative of order levels or results of operations for subsequent periods. For the foreseeable future, our operations will continue to depend upon industries that are subject to market cycles which, in turn, could adversely affect the market demand for our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of the Company’s common shares during the three months ended March 28, 2025.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2025 - January 31, 2025	—	$—	—	$—
February 1, 2025 - February 28, 2025	—	$—	—	$—
March 1, 2025 - March 28, 2025	45,769	$134.54	45,769	$43,342,302
Total	45,769		45,769

(1) In February 2020, the Company’s Board of Directors approved the 2020 Repurchase Plan, authorizing the repurchase of an additional $50.0 million worth of common shares. During the three months ended March 28, 2025, the Company repurchased 46 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $6.2 million and an average price of $134.54 per share. The Company had $43.3 million available for share repurchases under the 2020 Repurchase Plan as of March 28, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K

None.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors during the three months ended March 28, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), are summarized below.

Name	Title	Action	Date	Total Shares to Be Sold	Expiration Date
Robert J. Buckley	Chief Financial Officer	Adoption	March 13, 2025	43,920	March 30, 2026

None of our officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/2015

3.2	By-Laws of the Registrant, as amended	10-K	001-35083	3.2	03/01/2021

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/2010

3.4	Articles of Amendment of the Registrant, dated May 26, 2005	10-K	001-35083	3.4	3/1/2023

3.5	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/2010

3.6	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/2016

3.7	Articles of Amendment of the Registrant, dated April 29, 2022	10-Q	001-35083	3.6	05/10/2022

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board of Directors and Chief Executive Officer	May 6, 2025
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	May 6, 2025
Robert J. Buckley