Form 10-Q
period 2025-06-27
NOVANTA INC
filed 2025-08-05
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2025

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

As of July 28, 2025, there were 35,973,631 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	June 27,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$109,912	$113,989
Accounts receivable, net of allowance of $610 and $505, respectively	161,202	151,026
Inventories	168,065	144,606
Prepaid income taxes and income taxes receivable	8,160	8,076
Prepaid expenses and other current assets	14,761	15,951
Total current assets	462,100	433,648
Property, plant and equipment, net	118,876	113,135
Operating lease assets	44,107	42,908
Deferred tax assets	26,980	22,887
Other assets	6,283	5,991
Intangible assets, net	203,630	185,844
Goodwill	649,093	584,098
Total assets	$1,511,069	$1,388,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,203	$4,691
Accounts payable	88,973	76,890
Income taxes payable	12,937	16,000
Current portion of operating lease liabilities	10,302	9,879
Accrued expenses and other current liabilities	64,523	60,331
Total current liabilities	181,938	167,791
Long-term debt	454,037	411,949
Operating lease liabilities	41,086	40,548
Deferred tax liabilities	20,776	13,093
Income taxes payable	4,971	4,941
Other liabilities	6,815	4,491
Total liabilities	709,623	642,813
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,973 and 35,938, respectively	423,856	423,856
Additional paid-in capital	85,468	84,214
Retained earnings	293,254	267,549
Accumulated other comprehensive loss	(1,132)	(29,921)
Total stockholders' equity	801,446	745,698
Total liabilities and stockholders’ equity	$1,511,069	$1,388,511

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Revenue	$241,049	$235,864	$474,415	$466,780
Cost of revenue	134,303	132,175	263,315	262,675
Gross profit	106,746	103,689	211,100	204,105
Operating expenses:
Research and development and engineering	25,289	23,731	48,527	46,977
Selling, general and administrative	47,103	44,793	92,699	88,323
Amortization of purchased intangible assets	6,871	6,907	12,425	12,657
Restructuring, acquisition, and related costs	12,572	2,543	10,117	4,826
Total operating expenses	91,835	77,974	163,768	152,783
Operating income	14,911	25,715	47,332	51,322
Interest income (expense), net	(5,815)	(8,266)	(11,459)	(16,520)
Foreign exchange transaction gains (losses), net	(2,744)	(264)	(3,112)	(585)
Other income (expense), net	(563)	(55)	(554)	(171)
Income before income taxes	5,789	17,130	32,207	34,046
Income tax provision	1,292	3,375	6,502	5,615
Net income	$4,497	$13,755	$25,705	$28,431

Earnings per common share (Note 5):
Basic	$0.12	$0.38	$0.71	$0.79
Diluted	$0.12	$0.38	$0.71	$0.79

Weighted average common shares outstanding—basic	36,022	35,946	36,023	35,930
Weighted average common shares outstanding—diluted	36,076	36,092	36,103	36,110

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Net income	$4,497	$13,755	$25,705	$28,431
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	20,399	580	28,957	(3,816)
Pension liability adjustments, net of tax (2)	(185)	187	(168)	470
Total other comprehensive income (loss)	20,214	767	28,789	(3,346)
Total consolidated comprehensive income	$24,711	$14,522	$54,494	$25,085

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

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Retained	Accumulated Other
	# of Shares	Amount	Capital	Earnings	Comprehensive Loss	Total

	Three Months Ended June 27, 2025
Balance at March 28, 2025	35,964	$423,856	$78,488	$288,757	$(21,346)	$769,755
Net income	—	—	—	4,497	—	4,497
Common shares issued under stock plans	13	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(4)	—	(518)	—	—	(518)
Share-based compensation	—	—	7,498	—	—	7,498
Other comprehensive income (loss), net of tax	—	—	—	—	20,214	20,214
Balance at June 27, 2025	35,973	$423,856	$85,468	$293,254	$(1,132)	$801,446

	Six Months Ended June 27, 2025
Balance at December 31, 2024	35,938	$423,856	$84,214	$267,549	$(29,921)	$745,698
Net income	—	—	—	25,705	—	25,705
Common shares issued under stock plans	132	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(51)	—	(7,187)	—	—	(7,187)
Repurchases of common shares	(46)	—	(6,157)	—	—	(6,157)
Share-based compensation	—	—	14,598	—	—	14,598
Other comprehensive income (loss), net of tax	—	—	—	—	28,789	28,789
Balance at June 27, 2025	35,973	$423,856	$85,468	$293,254	$(1,132)	$801,446

	Three Months Ended June 28, 2024
Balance at March 29, 2024	35,891	$423,856	$67,872	$218,138	$(28,151)	$681,715
Net income	—	—	—	13,755	—	13,755
Common shares issued under stock plans	7	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(3)	—	(476)	—	—	(476)
Share-based compensation	—	—	6,231	—	—	6,231
Other comprehensive income (loss), net of tax	—	—	—	—	767	767
Balance at June 28, 2024	35,895	$423,856	$73,627	$231,893	$(27,384)	$701,992

	Six Months Ended June 28, 2024
Balance at December 31, 2023	35,814	$423,856	$70,180	$203,462	$(24,038)	$673,460
Net income	—	—	—	28,431	—	28,431
Common shares issued under stock plans	136	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(55)	—	(8,861)	—	—	(8,861)
Share-based compensation	—	—	12,308	—	—	12,308
Other comprehensive income (loss), net of tax	—	—	—	—	(3,346)	(3,346)
Balance at June 28, 2024	35,895	$423,856	$73,627	$231,893	$(27,384)	$701,992

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	June 27,	June 28,
	2025	2024
Cash flows from operating activities:
Net income	$25,705	$28,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,144	27,045
Provision for inventory excess and obsolescence	1,690	5,741
Share-based compensation	14,598	12,308
Deferred income taxes	(5,174)	(7,711)
Write-off of unamortized deferred financing costs	426	—
Inventory acquisition fair value adjustments	—	2,777
Loss (gain) on disposal of fixed assets	(4,089)	116
Other	651	748
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(2,251)	1,223
Inventories	(14,257)	(6,586)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	3,104	1,056
Accounts payable, income taxes payable, accrued expenses and other current liabilities	(3,479)	8,934
Other non-current assets and liabilities	688	(158)
Net cash provided by operating activities	46,756	73,924
Cash flows from investing activities:
Cash paid for business acquisitions, net of working capital adjustments	(63,173)	(191,200)
Purchases of property, plant and equipment	(7,672)	(11,352)
Proceeds from sale of property, plant and equipment	5,537	—
Net cash used in investing activities	(65,308)	(202,552)
Cash flows from financing activities:
Borrowings under revolving credit facilities	72,805	198,000
Repayments under term loan and revolving credit facilities	(41,017)	(67,344)
Payments of debt issuance costs	(3,391)	—
Payments of withholding taxes from share-based awards	(7,187)	(8,861)
Repurchases of common shares	(6,157)	—
Other financing activities	(2,952)	(355)
Net cash provided by financing activities	12,101	121,440
Effect of exchange rates on cash and cash equivalents	2,374	605
Decrease in cash and cash equivalents	(4,077)	(6,583)
Cash and cash equivalents, beginning of the period	113,989	105,051
Cash and cash equivalents, end of the period	$109,912	$98,468
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,090	$16,491
Cash paid for income taxes	$15,090	$8,035
Income tax refunds received	$299	$739

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

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

AS OF JUNE 27, 2025

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

ASU 2024-03 affects financial statement disclosure only and, as a result, will have no impact on results of operations, cash flows or financial condition.

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

AS OF JUNE 27, 2025

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of June 27, 2025 and December 31, 2024, contract liabilities were $7.1 million and $5.9 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the six months ended June 27, 2025 is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by $2.6 million of revenue recognized during the period that was included in the contract liability balance as of December 31, 2024.

Disaggregated Revenue

See Note 16 for the Company’s disaggregation of revenue by segment, geography and end market. The following table presents revenues disaggregated by the capabilities of the underlying products and technologies during the three and six months ended June 27, 2025 and June 28, 2024, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Precision Manufacturing	$43,837	$49,343	$88,416	$103,502
Robotics and Automation	77,835	67,386	156,423	130,616
Automation Enabling Technologies	121,672	116,729	244,839	234,118

Precision Medicine	59,161	67,710	113,173	132,311
Advanced Surgery	60,216	51,425	116,403	100,351
Medical Solutions	119,377	119,135	229,576	232,662
Total Revenue	$241,049	$235,864	$474,415	$466,780

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

3. Business Combinations

On April 8, 2025, the Company acquired 100% of the outstanding stock of Keonn Technologies, S.L. (“Keonn”) pursuant to the terms of a Share Purchase Agreement. At the closing date, Keonn became a wholly-owned subsidiary of the Company. Keonn is a manufacturer of Radio-Frequency Identification (“RFID”) solutions, based in Barcelona, Spain.

The acquisition of Keonn has been accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”). Under ASC 805, assets acquired and liabilities assumed in a business combination are recorded at their fair value as of the acquisition date. The Company’s consolidated financial statements include results of operations for Keonn from the April 8, 2025 acquisition date.

Consideration Transferred

Pursuant to the Share Purchase Agreement, the Company acquired all outstanding equity of Keonn for estimated total purchase consideration of $75.4 million, which consists of:

Cash consideration	$67,218
Deferred consideration	3,674
Estimated fair value of contingent consideration	4,537
Estimated total purchase consideration	$75,429

Contingent consideration represents additional payments that the Company may be required to make in the future, between €0 and €20.0 million (approximately $21.9 million as of the acquisition date), depending on the achievement of specified revenue targets by Keonn during fiscal years 2025 through 2027, as well as maintaining certain minimum gross margin targets during the applicable periods. The fair value of the contingent consideration was determined based on a Monte Carlo simulation model in an option pricing framework at the acquisition date, whereby a range of possible scenarios were simulated. Refer to Note 6 for additional information on the valuation assumptions utilized in the Monte Carlo simulation. Deferred consideration is related to a purchase price holdback and customary closing and net working capital adjustments which will be resolved within four years of the acquisition date. The liabilities for contingent and deferred consideration are included in other current and long-term liabilities on the consolidated balance sheets, based on their respective settlement dates. These liabilities are remeasured at the end of each reporting period until related contingencies are resolved.

Allocation of Purchase Price

The purchase price is allocated based upon a valuation of the fair values of assets acquired and liabilities assumed. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair values of the acquired tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The fair values of identifiable intangible assets were based on valuations using an income approach, specifically the multi-period excess earnings method for customer relationships and the relief-from-royalty method for developed technologies and trade name. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, customer attrition rates, royalty rates, discount rates, technology obsolescence curves, and EBITDA margins. The Company’s estimates and assumptions in determining the estimated fair value of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information to be obtained with regard to facts and circumstances that existed as of the acquisition date.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

Based upon the Company’s preliminary valuation, the purchase price for Keonn was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$4,045
Accounts receivable	1,977
Inventory	5,377
Property, plant and equipment	1,401
Operating lease assets	3,124
Intangible assets	32,326
Goodwill	44,214
Other assets	1,412
Total assets acquired	93,876
Accounts payable	1,593
Operating lease liabilities	3,124
Debt	2,504
Deferred tax liabilities	7,150
Other liabilities	4,076
Total liabilities assumed	18,447
Total assets acquired, net of liabilities assumed	75,429
Less: cash acquired	4,045
Purchase price, net of cash acquired	$71,384

The fair value of intangible assets for Keonn is comprised of the following:

	Estimated Fair	Amortization
	Value (In thousands)	Period
Developed technologies	$9,753	9 years
Customer relationships	21,477	9 years
Trade name	1,096	14 years
Total	$32,326

The preliminary purchase price allocation resulted in $32.3 million of identifiable intangible assets and $44.2 million of goodwill. As the Keonn acquisition was structured as a stock acquisition for income tax purposes, the goodwill is not deductible. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) Keonn’s ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) Keonn’s ability to grow the business through new product introductions; and (iii) cost improvements due to the integration of Keonn’s operations into the Company’s existing infrastructure.

The operating results of Keonn were included in the Company's results of operations beginning on April 8, 2025. Keonn contributed revenues of $6.2 million and a loss before income taxes of $0.7 million to the Company's operating results for the six months ended June 27, 2025. The loss before income taxes from Keonn for the period from the acquisition date through June 27, 2025 included amortization of purchased intangible assets of $1.8 million.

The pro forma financial information reflecting the operating results of Keonn, as if it had been acquired as of January 1, 2024, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2024.

Acquisition Costs

Acquisition costs are expensed in the periods in which the costs are incurred and included in restructuring, acquisition and related costs in the consolidated statements of operations. Acquisition-related costs for Keonn were $2.1 million for the six months ended June 27, 2025.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

4. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2024	$(29,921)	$(23,686)	$(6,235)
Other comprehensive income (loss)	28,380	28,957	(577)
Amounts reclassified from accumulated other comprehensive loss	409	—	409
Balance at June 27, 2025	$(1,132)	$5,271	$(6,403)

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

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Numerators:
Net income	$4,497	$13,755	$25,705	$28,431

Denominators:
Weighted average common shares outstanding— basic	36,022	35,946	36,023	35,930
Dilutive common share equivalents	54	146	80	180
Weighted average common shares outstanding— diluted	36,076	36,092	36,103	36,110
Antidilutive common share equivalents excluded from above	344	166	260	119

Earnings per Common Share:
Basic	$0.12	$0.38	$0.71	$0.79
Diluted	$0.12	$0.38	$0.71	$0.79

For the three and six months ended June 27, 2025, 291 thousand shares of attainment-based PSUs and hybrid PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of June 27, 2025.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

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

Foreign Currency Contracts

The Company addresses market risks from changes in foreign currency exchange rates through a risk management program that includes the use of derivative financial instruments to mitigate certain balance sheet foreign currency transaction exposures. The Company uses foreign currency forward contracts as a part of its strategy to manage exposures related to foreign currency denominated monetary assets and liabilities. The fair value of these foreign currency forward contracts is reported either in other current assets or in other current liabilities as of the end of the reporting period.

Contingent Considerations

On April 8, 2025, the Company completed the acquisition of Keonn. Pursuant to the purchase and sale agreement, the former shareholders of Keonn (the “Sellers”) are eligible to receive contingent consideration based on the achievement of specified revenue targets by Keonn during fiscal years 2025 through 2027. Payment of this contingent consideration is also subject to Keonn maintaining certain minimum gross margin percentage during the applicable periods. The undiscounted range of potential contingent consideration is between €0 and €20.0 million (approximately $21.9 million). If the performance conditions are met, the contingent consideration will be payable annually, with the first payment due in the second quarter of 2026. As of the acquisition date, the estimated fair value of the contingent consideration was €4.1 million (approximately $4.5 million), determined using the Monte Carlo valuation method. This amount was recorded as part of the purchase price. Subsequent changes in the estimated fair value are recognized in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. There have been no changes in the fair value of the contingent consideration since the acquisition date.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 27, 2025 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Prepaid expenses and other current assets:
Foreign currency forward contracts	$200	$—	$200	$—
	$200	$—	$200	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$4,461	$—	$—	$4,461
Contingent considerations - Long term	458	—	—	458
Foreign currency forward contracts	302	—	302	—
	$5,221	$—	$302	$4,919

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Prepaid expenses and other current assets:
Foreign currency forward contracts	$1,226	$—	$1,226	$—
	$1,226	$—	$1,226	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$57	$—	$—	$57
Foreign currency forward contracts	1,401	—	1,401	—
	$1,458	$—	$1,401	$57

Changes in the fair value of Level 3 contingent considerations during the six months ended June 27, 2025 were as follows (in thousands):

Amount
Balance at December 31, 2024	$57
Acquisition of Keonn	4,537
Payments	—
Fair value adjustments	—
Effect of foreign exchange rates	325
Balance at June 27, 2025	$4,919

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	June 27, 2025 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (Keonn)	$4,856	Monte Carlo method	Historical and projected revenue from fiscal year 2025 to 2027	N/A
			Gross Profit Premium	8.8%
			Revenue risk premium	8.0%
			Gross Profit Volatility	44.0%
			Revenue Volatility	40.0%
			Credit spread	3.6%

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

As of June 27, 2025, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $54.4 million and a net loss of $0.1 million, respectively. As of December 31, 2024, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $187.4 million and a net loss of $0.2 million, respectively.

The Company recognized an aggregate net loss of $2.1 million and $1.8 million for the three and six months ended June 27, 2025 and an aggregate net gain of $1.0 million and $2.2 million for the three and six months ended June 28, 2024. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

8. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration paid for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances for impairment annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. The Company performed the most recent annual goodwill and indefinite-lived intangible asset impairment test as of the beginning of the second quarter of 2025 and noted no impairment.

The following table summarizes changes in goodwill during the six months ended June 27, 2025 (in thousands):

Amount
Balance at beginning of the period	$584,098
Goodwill acquired from Keonn acquisition	44,214
Effect of foreign exchange rate changes	20,781
Balance at end of the period	$649,093

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

Goodwill by reportable segment as of June 27, 2025 was as follows (in thousands):

	Reportable Segment
	Automation Enabling Technologies	Medical Solutions	Total
Goodwill	$447,763	$352,559	$800,322
Accumulated impairment of goodwill	(119,507)	(31,722)	(151,229)
Total	$328,256	$320,837	$649,093

Goodwill by reportable segment as of December 31, 2024 was as follows (in thousands):

	Reportable Segment
	Automation Enabling Technologies	Medical Solutions	Total
Goodwill	$439,980	$295,347	$735,327
Accumulated impairment of goodwill	(119,507)	(31,722)	(151,229)
Total	$320,473	$263,625	$584,098

Intangible Assets

Intangible assets as of June 27, 2025 and December 31, 2024, respectively, are summarized as follows (in thousands):

	June 27, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$236,374	$(172,760)	$63,614	$218,867	$(159,041)	$59,826
Customer relationships	296,698	(177,267)	119,431	265,156	(158,938)	106,218
Trademarks and trade names	25,352	(17,794)	7,558	23,367	(16,594)	6,773
Amortizable intangible assets	558,424	(367,821)	190,603	507,390	(334,573)	172,817
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Total intangible assets	$571,451	$(367,821)	$203,630	$520,417	$(334,573)	$185,844

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

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Amortization expense – cost of revenue	$4,220	$3,685	$7,781	$7,377
Amortization expense – operating expenses	6,871	6,907	12,425	12,657
Total amortization expense	$11,091	$10,592	$20,206	$20,034

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

As of June 27, 2025, estimated amortization expense for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2025 (remainder of year)	$8,517	$13,889	$22,406
2026	15,057	23,003	38,060
2027	12,128	19,131	31,259
2028	10,318	16,076	26,394
2029	7,446	12,455	19,901
Thereafter	10,148	42,435	52,583
Total	$63,614	$126,989	$190,603

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	June 27,	December 31,
	2025	2024
Raw materials	$109,415	$92,198
Work-in-process	26,005	24,719
Finished goods	31,997	27,327
Demo and consigned inventory	648	362
Total inventories	$168,065	$144,606

Accrued Expenses and Other Current Liabilities

	June 27,	December 31,
	2025	2024
Accrued compensation and benefits	$17,261	$28,361
Accrued warranty	4,809	4,805
Contract liabilities, current portion	6,906	5,715
Accrued restructuring	13,477	6,131
Accrued earn-outs and contingent considerations	4,461	57
Other	17,609	15,262
Total	$64,523	$60,331

Accrued Warranty

	Six Months Ended
	June 27,	June 28,
	2025	2024
Balance at beginning of the period	$4,805	$5,292
Provision charged to cost of revenue	1,151	595
Warranty liabilities acquired from acquisitions	—	76
Use of provision	(1,249)	(913)
Foreign currency exchange rate changes	102	(11)
Balance at end of the period	$4,809	$5,039

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

Other Long-Term Liabilities

	June 27,	December 31,
	2025	2024
Finance lease obligations	$2,779	$3,175
Other	4,036	1,316
Total	$6,815	$4,491

10. Debt

Outstanding debt consisted of the following (in thousands):

	June 27,	December 31,
	2025	2024
Senior Credit Facilities – term loans	$5,300	$4,710
Less: unamortized debt issuance costs	(97)	(19)
Total current portion of long-term debt	$5,203	$4,691

Senior Credit Facilities – term loans	$146,283	$65,698
Senior Credit Facilities – revolving credit facility	313,495	348,751
Less: unamortized debt issuance costs	(5,741)	(2,500)
Total long-term debt	$454,037	$411,949

Total Senior Credit Facilities	$459,240	$416,640

Senior Credit Facilities

On June 27, 2025, the Company entered into an amended and restated credit agreement (the “Fourth Amended and Restated Credit Agreement”) with existing and new lenders for an aggregate credit facility of approximately $1.0 billion, consisting of a €65.3 million euro-denominated 5-year term loan facility (the “Euro Term Loans”), a $75.0 million U.S. Dollar denominated 5-year term loan facility (the “U.S. Term Loans” and together with the Euro Term Loans, the “Term Loans”), and an $850.0 million 5-year revolving credit facility (the “Revolving Facility”, and together with the Euro Term Loans and the U.S. Term Loans, collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in June 2030 and include an uncommitted “accordion” feature pursuant to which the commitments thereunder may be increased by an additional $350.0 million in aggregate, subject to the satisfaction of certain customary conditions. In connection with the Fourth Amended and Restated Credit Agreement, the Company capitalized $4.3 million deferred financing costs and recorded a $0.4 million loss from the write-off of a portion of the unamortized deferred financing costs.

The outstanding principal balance under the Euro Term Loans is payable in quarterly installments of €1.1 million (approximately $1.3 million), beginning in September 2025, with the remaining balance due upon maturity. The U.S. Term Loans requires quarterly installments of $0.5 million starting in September 2026, increasing to $0.9 million beginning in September 2027, with the remaining balance also due upon maturity. The Company may make additional principal payments at any time, which will reduce the next scheduled installment. Borrowings under the Revolving Facility may be repaid at any time prior to maturity. The Company made principal payments of €2.3 million ($2.5 million) towards the Term Loans and $38.5 million towards its Revolving Facility during the six months ended June 27, 2025.

The Company is required to satisfy certain financial and non-financial covenants under the Fourth Amended and Restated Credit Agreement. The Fourth Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of June 27, 2025.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

Fair Value of Debt

As of June 27, 2025 and December 31, 2024, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

11. Leases

Most leases held by the Company expire between 2025 and 2037. In the U.K., where longer lease terms are more common, the Company has a land lease that extends through 2078. Certain leases include one or more options to renew the lease terms from one to ten years and options to terminate the leases within one year. The exercise of lease renewal or termination options is at the Company’s sole discretion; therefore, the majority of renewal options to extend the lease terms are not included in the Company’s right-of-use assets and operating lease liabilities as they are not reasonably certain of being exercised. The Company regularly evaluates the renewal options and includes the renewal periods in the lease term when they are reasonably certain of being exercised. The depreciable lives of the right-of-use assets and leasehold improvements are limited to the expected lease terms.

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Operating lease cost	$2,881	$2,834	$5,620	$5,801
Finance lease cost
Amortization of right-of-use assets	150	150	301	301
Interest on lease liabilities	50	60	102	122
Variable lease cost	394	342	670	593
Total lease cost	$3,475	$3,386	$6,693	$6,817

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	June 27,	December 31,
	2025	2024
Operating leases
Operating lease right-of-use assets	$44,107	$42,908

Current portion of operating lease liabilities	$10,302	$9,879
Operating lease liabilities	41,086	40,548
Total operating lease liabilities	$51,388	$50,427

Finance leases
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(7,175)	(6,874)
Finance lease assets included in property, plant and equipment, net	$2,407	$2,708

Accrued expenses and other current liabilities	$780	$759
Other liabilities	2,779	3,175
Total finance lease liabilities	$3,559	$3,934

Weighted-average remaining lease term (in years):
Operating leases	7.5	7.4
Finance leases	4.0	4.5

Weighted-average discount rate:
Operating leases	4.79%	4.82%
Finance leases	5.54%	5.54%

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Six Months Ended
	June 27,	June 28,
	2025	2024
Cash paid for lease liabilities:
Operating cash outflows related to finance leases	$102	$122
Operating cash outflows related to operating leases	$5,019	$4,314
Financing cash outflows related to finance leases	$375	$355

Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$3,602	$9,623

(1) The amount for the six months ended June 27, 2025 includes $3.1 million of right-of-use assets acquired as part of the Keonn acquisition. The amount for the six months ended June 28, 2024 includes $8.1 million of right-of-use assets acquired as part of the Motion Solutions Parent Corp. acquisition.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

Future minimum lease payments under operating and finance leases expiring subsequent to June 27, 2025, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2025 (remainder of year)	$6,201	$477
2026	11,324	979
2027	9,765	1,003
2028	6,731	1,003
2029	5,852	502
Thereafter	22,932	—
Total minimum lease payments	62,805	3,964
Less: Interest	(11,417)	(405)
Present value of lease liabilities	$51,388	$3,559

12. Preferred and Common Shares and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of June 27, 2025, no preferred shares had been issued and outstanding.

Common Share Repurchases

In February 2020, the Company’s Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”), authorizing the repurchase of $50.0 million worth of the Company’s common shares. During the six months ended June 27, 2025, the Company repurchased 46 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $6.2 million and an average price of $134.54 per share. As of June 27, 2025, the Company had $43.3 million available for future share repurchases under the 2020 Repurchase Plan.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Selling, general and administrative	$6,390	$5,552	$12,526	$10,649
Research and development and engineering	649	601	1,264	1,160
Cost of revenue	459	78	808	499
Total share-based compensation expense	$7,498	$6,231	$14,598	$12,308

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units granted to the members of the Company’s Board of Directors of $1.6 million and $1.5 million during the six months ended June 27, 2025 and June 28, 2024, respectively.

Restricted Stock Units

The Company’s restricted stock units (“RSUs”) have generally been issued with vesting periods ranging from zero to four years and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

basis over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and historical forfeiture experience.

The table below summarizes activities relating to RSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended June 27, 2025:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	198	$154.43
Granted	299	$131.05
Vested	(83)	$148.01
Forfeited	(17)	$154.08
Unvested at June 27, 2025	397	$138.18
Expected to vest as of June 27, 2025	357

The total fair value of RSUs that vested during the six months ended June 27, 2025 was $11.5 million based on the market price of the underlying shares on the date of vesting.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended June 27, 2025:

	Shares (In thousands)	Weighted Average Grant- Date Fair Value
Unvested at December 31, 2024	227	$165.13
Granted	157	$133.11
Performance adjustments(1)	(7)	$140.62
Vested	(49)	$139.41
Forfeited	(14)	$167.02
Unvested at June 27, 2025	314	$153.67
Expected to vest as of June 27, 2025	260

(1) The amount shown represents performance adjustments related to the performance-based awards vested during the six months ended June 27, 2025.

The unvested PSUs are shown at target payout levels in the table above. As of June 27, 2025, the maximum number of common shares that could be earned under these PSU grants was approximately 617 thousand shares.

The total fair value of PSUs that vested during the six months ended June 27, 2025 was $7.2 million based on the market price of the underlying common shares on the date of vesting.

The grant-date fair value per unit of the hybrid PSUs granted during the six months ended June 27, 2025 was estimated using the Monte Carlo valuation method with the following assumptions:

Six Months Ended June 27, 2025
Grant-date stock price	$142.80
Expected volatility	36.94%
Risk-free interest rate	4.18%
Expected annual dividend yield	—
Fair value	$160.93

Stock Options

The table below summarizes the activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended June 27, 2025:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2024	149	$139.17
Granted	—	$—
Exercised	(4)	$135.86
Forfeited or expired	(4)	$156.91
Outstanding as of June 27, 2025	141	$138.77
Exercisable as of June 27, 2025	94
Expected to vest as of June 27, 2025	47

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

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

The Company’s effective tax rate of 22.3% for the three months ended June 27, 2025 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign Derived Intangible Income (“FDII”) and R&D tax credits, and U.K. patent box deductions; partially offset by various non-deductible transaction-related and compensation expenses and uncertain tax position accruals.

The Company’s effective tax rate of 20.2% for the six months ended June 27, 2025 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign Derived Intangible Income (“FDII”) and R&D tax credits, and U.K. patent box deductions; partially offset by various non-deductible transaction-related and compensation expenses and uncertain tax position accruals.

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

The Company’s effective tax rate of 16.5% for the six months ended June 28, 2024 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits, and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by disallowed compensation deductions, uncertain tax position accruals, and Pillar Two inclusion. For the six months ended June 28, 2024, the tax benefits upon vesting of certain share-based compensation awards had a benefit of 3.5% on the Company’s effective tax rate.

On July 4, 2025, the U.S. enacted H.R.1 - One Big Beautiful Bill Act (the “Act”). The Act contains numerous income tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on our consolidated financial statements.

14. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
2025 restructuring	$6,836	$—	$6,836	$—
2024 restructuring	3,385	2,523	3,975	3,071
2020 restructuring	—	—	(3,595)	—
Total restructuring charges	10,221	2,523	7,216	3,071
Acquisition and related charges	2,351	20	2,901	1,755
Total restructuring, acquisition, and related costs	$12,572	$2,543	$10,117	$4,826

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

2025 Restructuring

The Company initiated the 2025 restructuring program in the second quarter of 2025 in order to streamline operations and align with our long-term goals. The 2025 restructuring program includes measures to regionalize manufacturing operations, expedite the closure of certain sites, streamline management structures, and implement cost-saving strategies in areas anticipated to have a minimal long-term impact on the Company's overall business performance. During both the three and six months ended June 27, 2025, the Company recorded $6.8 million in severance, facility related and other charges in connection with the 2025 restructuring program. As of June 27, 2025, the Company had incurred cumulative costs of $6.8 million related to this restructuring program. The Company anticipates substantially completing the 2025 restructuring program by the end of 2026. Total restructuring charges related to this program are expected to range between $20.0 million to $25.0 million.

The following table summarizes restructuring costs associated with the 2025 restructuring program by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Automation Enabling Technologies	$940	$—	$940	$—
Medical Solutions	4,202	—	4,202	—
Unallocated	1,694	—	1,694	—
Total	$6,836	$—	$6,836	$—

2024 Restructuring

As a result of the Company’s acquisitions and ongoing integration activities, the Company initiated the 2024 restructuring program in the first quarter of 2024 in order to reduce operating complexity. During the three and six months ended June 27, 2025, the Company recorded $3.4 million and $4.0 million, respectively, in severance, facility related and other charges in connection with the 2024 restructuring program. As of June 27, 2025, the Company had incurred cumulative costs of $14.5 million related to this restructuring program. The Company anticipates substantially completing the 2024 restructuring program by the end of 2025 and expects to incur additional restructuring charges of $1.5 million to $2.5 million related to the 2024 restructuring program.

The following table summarizes restructuring costs associated with the 2024 restructuring program by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Automation Enabling Technologies	$445	$1,810	$931	$2,089
Medical Solutions	2,930	360	3,012	566
Unallocated	10	353	32	416
Total	$3,385	$2,523	$3,975	$3,071

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program was focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program was focused on cost reduction actions to improve gross margins for the overall company. As of June 27, 2025, the Company had incurred cumulative costs of $13.1 million related to the 2020 restructuring program. The 2020 restructuring program activities were completed in the fourth quarter of 2023. In January 2025, the Company sold a facility from the 2020 restructuring program and recorded a $3.6 million gain in the Company’s Automation Enabling Technologies segment.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

Roll-forward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility Related	Facility Sale	Other
Balance at December 31, 2024	$6,751	$5,690	$1,061	$—	$—
Restructuring charges	7,216	9,191	1,503	(4,325)	847
Cash payments	1,849	(2,573)	(335)	5,537	(780)
Non-cash write-offs and other adjustments	(1,839)	719	(1,346)	(1,212)	—
Balance at June 27, 2025	$13,977	$13,027	$883	$—	$67

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including advisor, legal, valuation, and other professional or consulting fees, totaled $2.4 million and $2.9 million for the three and six months ended June 27, 2025, and less than $0.1 million and $1.8 million for the three and six months ended June 28, 2024. The majority of acquisition and related costs for the three and six months ended June 27, 2025 and the three and six months ended June 28, 2024 were included in unallocated costs.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

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

During the fourth quarter of 2024, the Company updated its organizational structure and re-aligned its financial reporting structure under two reportable segments: Automation Enabling Technologies and Medical Solutions. Prior to the reorganization, the Company's historical reportable segments were: Precision Medicine and Manufacturing, Robotics and Automation, and Medical Solutions. Prior period segment financial information has been recast to align with the new reportable segments herein, as well as in Notes 8 and 14.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

Reportable Segment Financial Information

Results of operations, depreciation and amortization expenses by reportable segments for the periods indicated were as follows (in thousands):

	Three Months Ended June 27, 2025			Six Months Ended June 27, 2025
	Automation Enabling Technologies	Medical Solutions	Total	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$121,672	$119,377	$241,049	$244,839	$229,576	$474,415
Cost of revenue	62,136	66,973		124,559	129,009
Amortization of purchased intangible assets	1,330	2,890		2,689	5,092
Segment gross profit	58,206	49,514	107,720	117,591	95,475	213,066
Research and development and engineering	9,269	16,169		18,708	30,125
Selling, general and administrative	18,331	15,064		37,489	29,794
Amortization of purchased intangible assets	2,347	4,524		4,755	7,670
Restructuring, acquisition, and related costs	1,385	7,132		(1,724)	7,232
Segment operating income	26,874	6,625	33,499	58,363	20,654	79,017
Unallocated costs	—	—	(18,588)	—	—	(31,685)
Interest income (expense), net	—	—	(5,815)	—	—	(11,459)
Other income (expense), net	—	—	(3,307)	—	—	(3,666)
Income before income taxes	$26,874	$6,625	$5,789	$58,363	$20,654	$32,207

	Three Months Ended June 28, 2024			Six Months Ended June 28, 2024
	Automation Enabling Technologies	Medical Solutions	Total	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$116,729	$119,135	$235,864	$234,118	$232,662	$466,780
Cost of revenue	60,168	67,679		120,485	132,862
Amortization of purchased intangible assets	1,566	2,119		3,136	4,241
Segment gross profit	54,995	49,337	104,332	110,497	95,559	206,056
Research and development and engineering	9,977	13,901		19,974	27,167
Selling, general and administrative	18,893	12,815		37,388	26,437
Amortization of purchased intangible assets	2,796	4,111		5,597	7,060
Restructuring, acquisition, and related costs	1,810	361		2,089	727
Segment operating income	21,519	18,149	39,668	45,449	34,168	79,617
Unallocated costs	—	—	(13,953)	—	—	(28,295)
Interest income (expense), net	—	—	(8,266)	—	—	(16,520)
Other income (expense), net	—	—	(319)	—	—	(756)
Income before income taxes	$21,519	$18,149	$17,130	$45,449	$34,168	$34,046

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
Depreciation and Amortization Expenses	2025	2024	2025	2024
Automation Enabling Technologies	$5,445	$5,869	$10,921	$11,725
Medical Solutions	9,745	7,813	17,424	14,410
Unallocated	391	434	799	910
Total	$15,581	$14,116	$29,144	$27,045

	June 27,	December 31,
	2025	2024
Accounts Receivable
Automation Enabling Technologies	$66,164	$70,829
Medical Solutions	95,038	80,197
Total accounts receivable	$161,202	$151,026
Inventories
Automation Enabling Technologies	$96,046	$89,009
Medical Solutions	72,019	55,597
Total inventories	$168,065	$144,606
Total segment assets	$329,267	$295,632

Revenue by Geography

The Company aggregates geographic revenue based on the customer locations where products are shipped to. Revenue by geography was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
United States	$128,118	$123,391	$251,764	$240,472
Germany	27,258	31,919	55,735	65,100
Rest of Europe	34,847	32,528	66,628	63,499
China	21,777	19,014	43,211	36,085
Rest of Asia-Pacific	24,667	25,334	48,046	52,590
Other	4,382	3,678	9,031	9,034
Total	$241,049	$235,864	$474,415	$466,780

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

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Medical	54%	58%	54%	57%
Advanced Industrial	46%	42%	46%	43%
Total	100%	100%	100%	100%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2025

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

Medical Market

For the six months ended June 27, 2025, the medical market accounted for approximately 54% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital, life science, and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, demand level for life science automation technology, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the six months ended June 27, 2025, the advanced industrial market accounted for approximately 46% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial conditions of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the PMI on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Acquisition of Keonn Technologies, S.L.

On April 8, 2025, we acquired 100% of the outstanding stock of Keonn Technologies, S.L. (“Keonn”), a Barcelona, Spain-based leader in Radio-Frequency Identification (“RFID”) solutions for an initial purchase price of €65.1 million ($71.4 million), net of cash acquired, including €4.1 million ($4.5 million) estimated fair value of contingent consideration and €3.4 million ($3.7 million) related to a purchase price holdback and customary closing and net working capital adjustments. The purchase includes up to €20.0 million ($21.9 million) in contingent consideration payable upon the achievement of certain revenue targets through December 2027. In addition, we have granted equity totaling €9.0 million ($9.9 million) to Keonn employees. Keonn is included in the Medical Solutions segment.

Fourth Amended and Restated Credit Agreement

On June 27, 2025, we entered into the Fourth Amended and Restated Credit Agreement. The Fourth Amended and Restated Credit Agreement amends and restates, in its entirety, the Third Amended and Restated Credit Agreement dated as of December 31, 2019 (the “Third Agreement”). The Fourth Amended and Restated Credit Agreement provides for an aggregate credit facility of approximately $1.0 billion, comprised of a €65.3 million euro-denominated 5-year term loan facility (the “Euro Term Loans”), a $75.0 million U.S. dollar denominated 5-year term loan facility (the “U.S. Term Loans”), and an $850.0 million 5-year revolving credit facility (the “Revolving Facility”, and together with the Euro Term Loans and the U.S. Term Loans, collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in June 2030 and include an uncommitted “accordion” feature pursuant to which the commitments thereunder may be increased by an additional $350.0 million in aggregate, subject to the satisfaction of certain customary conditions.

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

Economic tensions and changes in trade policies, such as higher tariffs, retaliatory measures, renegotiated free trade agreements, changes in government funding, and the ongoing impact from prolonged inflationary pressures have impacted the global market for our products and the cost to manufacture.

Results of Operations for the Three and Six Months Ended June 27, 2025 Compared with the Three and Six Months Ended June 28, 2024

Overview of Financial Results

Total revenue of $241.0 million for the three months ended June 27, 2025 increased $5.2 million, or 2.2%, from the prior year period primarily due to revenue from our current year acquisition and an increase in revenue in the Automation Enabling Technologies segment, partially offset by a decrease in revenue in the remaining portions of the Medical Solutions segment. The net effect of our acquisition resulted in an increase in revenue of $5.3 million, or 2.3%. In addition, foreign currency exchange rates favorably impacted our revenue by $4.8 million, or 2.0%, for the three months ended June 27, 2025.

Total revenue of $474.4 million for the six months ended June 27, 2025 increased $7.6 million, or 1.6%, from the prior year period, primarily due to revenue from our current year acquisition and an increase in revenue in the Automation Enabling Technologies segment, partially offset by a decrease in revenue in the remaining portions of the Medical Solutions segment. The net effect of our acquisition resulted in an increase in revenue of $5.3 million, or 1.1%. In addition, foreign currency exchange rates favorably impacted our revenue by $3.3 million, or 0.7%, for the six months ended June 27, 2025.

Operating income of $14.9 million for the three months ended June 27, 2025 decreased $10.8 million, or 42.0%, from the prior year period. This decrease was attributable to an increase in restructuring, acquisition and related costs of $10.0 million, an increase in selling, general and administrative expenses of $2.3 million, and an increase in research and development and engineering expenses of $1.6 million, partially offset by an increase in gross profit of $3.1 million.

Operating income of $47.3 million for the six months ended June 27, 2025 decreased $4.0 million, or 7.8%, from the prior year period. This decrease was attributable to an increase in restructuring, acquisition and related costs of $5.3 million, an increase in selling, general and administrative expenses of $4.4 million, and an increase in research and development and engineering expenses of $1.6 million, partially offset by an increase in gross profit of $7.0 million.

Basic earnings per common share (“Basic EPS”) of $0.12 for the three months ended June 27, 2025 decreased $0.26 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.12 for the three months ended June 27, 2025 decreased $0.26 from the prior year period. The decreases were primarily due to a decrease in operating income.

Basic earnings per common share (“Basic EPS”) of $0.71 for the six months ended June 27, 2025 decreased $0.08 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.71 for the six months ended June 27, 2025 decreased $0.08 from the prior year period. The decreases were primarily due to a decrease in operating income and an increase in foreign exchange transaction losses, partially offset by a decrease in interest expense.

Revenue

The following tables set forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	June 27,	June 28,	Increase	Percentage
	2025	2024	(Decrease)	Change
Automation Enabling Technologies	$121,672	$116,729	$4,943	4.2%
Medical Solutions	119,377	119,135	242	0.2%
Total	$241,049	$235,864	$5,185	2.2%

	Six Months Ended
	June 27,	June 28,	Increase	Percentage
	2025	2024	(Decrease)	Change
Automation Enabling Technologies	$244,839	$234,118	$10,721	4.6%
Medical Solutions	229,576	232,662	(3,086)	(1.3)%
Total	$474,415	$466,780	$7,635	1.6%

Automation Enabling Technologies

Automation Enabling Technologies segment revenue for the three months ended June 27, 2025 increased $4.9 million, or 4.2%, versus the prior year period, primarily due to increased demand in robotics and automation products, partially offset by a decrease in demand in precision manufacturing products.

Automation Enabling Technologies segment revenue for the six months ended June 27, 2025 increased $10.7 million, or 4.6% versus the prior year period, primarily due to increased demand in robotics and automation products, partially offset by a decrease in demand in precision manufacturing products.

Medical Solutions

Medical Solutions segment revenue for the three months ended June 27, 2025 increased $0.2 million, or 0.2%, versus the prior year period, primarily due to the net impact of $5.3 million revenue contributions from the current year acquisition, and an increase in sales of advanced surgery products, partially offset by a decrease in sales of precision medicine products.

Medical Solutions segment revenue for the six months ended June 27, 2025 decreased $3.1 million, or 1.3%, versus the prior year period, primarily due to a decrease in sales of precision medicine products, partially offset by net impact of $5.3 million of revenue contributions from the current year acquisition and an increase in sales of advanced surgery products.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Gross profit:
Automation Enabling Technologies	$58,206	$54,995	$117,591	$110,497
Medical Solutions	49,514	49,337	95,475	95,559
Unallocated	(974)	(643)	(1,966)	(1,951)
Total	$106,746	$103,689	$211,100	$204,105
Gross profit margin:
Automation Enabling Technologies	47.8%	47.1%	48.0%	47.2%
Medical Solutions	41.5%	41.4%	41.6%	41.1%
Total	44.3%	44.0%	44.5%	43.7%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, trade tariffs, freight costs, headcount, inventory excess and obsolescence, and warranty expenses.

Automation Enabling Technologies

Automation Enabling Technologies segment gross profit for the three months ended June 27, 2025 increased $3.2 million, or 5.8%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Automation Enabling Technologies segment gross profit margin was 47.8% for the three months ended June 27, 2025, versus a gross profit margin of 47.1% for the prior year period. The increase in gross profit margin was primarily attributable to a favorable product mix, partially offset by higher tariff costs.

Automation Enabling Technologies segment gross profit for the six months ended June 27, 2025 increased $7.1 million, or 6.4%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Automation Enabling Technologies segment gross profit margin was 48.0% for the six months ended June 27, 2025, versus a gross profit margin of 47.2% for the prior year period. The increase in gross profit margin was primarily attributable to a favorable product mix, partially offset by higher tariff costs.

Medical Solutions

Medical Solutions segment gross profit for the three months ended June 27, 2025 increased $0.2 million, or 0.4%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Medical Solutions segment gross profit margin was 41.5% for the three months ended June 27, 2025, versus a gross profit margin of 41.4% for the prior year period. The increase in gross profit margin was primarily due to a prior year one-time inventory related charge associated with a product line closure, which resulted in a 2.1 percentage point reduction in prior year gross profit margin, partially offset by an unfavorable product mix.

Medical Solutions segment gross profit for the six months ended June 27, 2025 decreased $0.1 million, or 0.1%, versus the prior year period, primarily due to a decrease in revenue, partially offset by an increase in gross profit margin. Medical Solutions segment gross profit margin was 41.6% for the six months ended June 27, 2025, versus a gross profit margin of 41.1% for the prior year period. The increase in gross profit margin was primarily due to a prior year one-time inventory related charge associated with a product line closure, and a prior year amortization of inventory fair value adjustment associated with our 2024 acquisition, partially offset by unfavorable product mix.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Research and development and engineering	$25,289	$23,731	$48,527	$46,977
Selling, general and administrative	47,103	44,793	92,699	88,323
Amortization of purchased intangible assets	6,871	6,907	12,425	12,657
Restructuring, acquisition, and related costs	12,572	2,543	10,117	4,826
Total	$91,835	$77,974	$163,768	$152,783

Research and Development and Engineering Expenses

Research and Development and Engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $25.3 million, or 10.5% of revenue, during the three months ended June 27, 2025, versus $23.7 million, or 10.1% of revenue, during the prior year period.

R&D expenses were $48.5 million, or 10.2% of revenue, during the six months ended June 27, 2025, versus $47.0 million, or 10.1% of revenue, during the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $47.1 million, or 19.5% of revenue, during the three months ended June 27, 2025, versus $44.8 million, or 19.0% of revenue, during the prior year period. The increase in SG&A expenses, both in total dollars and as a percentage of revenue, was primarily driven by costs associated with planning and design phase of our enterprise resource planning (“ERP”) system implementation.

SG&A expenses were $92.7 million, or 19.5% of revenue, during the six months ended June 27, 2025, versus $88.3 million, or 18.9% of revenue, during the prior year period. The increase in SG&A expenses, both in total dollars and as a percentage of revenue, was primarily driven by costs related to the costs associated with planning and design phase of the ERP system implementation.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $6.9 million, or 2.9% of revenue, during the three months ended June 27, 2025, versus $6.9 million, or 2.9% of revenue, during the prior year period.

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $12.4 million, or 2.6% of revenue, during the six months ended June 27, 2025, versus $12.7 million, or 2.7% of revenue, during the prior year period.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $12.6 million during the three months ended June 27, 2025, versus $2.5 million during the prior year period. The increase in restructuring, acquisition and related costs was primarily due to expenses related to the 2025 restructuring program, and an increase in acquisition and related expenses related to our current year acquisition.

We recorded restructuring, acquisition, and related costs of $10.1 million during the six months ended June 27, 2025, versus $4.8 million during the prior year period. The increase in restructuring, acquisition and related costs was primarily due expenses related to the 2025 restructuring program, and an increase in acquisition and related expenses related to our current year acquisition, partially offset by a gain on the sale of an owned facility.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Operating Income (Loss)
Automation Enabling Technologies	$26,874	$21,519	$58,363	$45,449
Medical Solutions	6,625	18,149	20,654	34,168
Unallocated	(18,588)	(13,953)	(31,685)	(28,295)
Total	$14,911	$25,715	$47,332	$51,322

Automation Enabling Technologies

Automation Enabling Technologies segment operating income was $26.9 million, or 22.1% of revenue, during the three months ended June 27, 2025, versus $21.5 million, or 18.4% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $3.2 million, a decrease in R&D expenses of $0.7 million, and a decrease in SG&A expenses of $0.6 million.

Automation Enabling Technologies segment operating income was $58.4 million, or 23.8% of revenue, during the six months ended June 27, 2025, versus $45.4 million, or 19.4% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $7.1 million, a decrease in restructuring, acquisition and related costs of $3.8 million, a decrease in R&D expenses of $1.3 million and a decrease in amortization expenses of $0.8 million.

Medical Solutions

Medical Solutions segment operating income was $6.6 million, or 5.5% of revenue, during the three months ended June 27, 2025, versus $18.1 million, or 15.2% of revenue, during the prior year period. The decrease in operating income was primarily due to an increase in restructuring, acquisition and related costs of $6.8 million, an increase in SG&A expenses of $2.2 million, and an increase of R&D expenses of $2.3 million.

Medical Solutions segment operating income was $20.7 million, or 9.0% of revenue, during the six months ended June 27, 2025, versus $34.2 million, or 14.7% of revenue, during the prior year period. The decrease in operating income was primarily due to an increase in restructuring, acquisition and related costs of $6.5 million, an increase in SG&A expenses of $3.4 million, an increase in R&D expenses of $3.0 million, and an increase in amortization expenses of $0.6 million.

Unallocated

Unallocated costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended June 27, 2025 increased $4.6 million versus the prior year period. The increase in operating loss was primarily due to an increase in restructuring, acquisition and related charges of $3.7 million.

These costs for the six months ended June 27, 2025 increased $3.4 million versus the prior year period. The increase in operating loss was primarily due to an increase in restructuring, acquisition and related charges of $2.6 million, and an increase in SG&A expenses of $0.9 million.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Interest income (expense), net	$(5,815)	$(8,266)	$(11,459)	$(16,520)
Foreign exchange transaction gains (losses), net	$(2,744)	$(264)	$(3,112)	$(585)
Other income (expense), net	$(563)	$(55)	$(554)	$(171)

Interest Income (Expense), Net

Net interest expense was $5.8 million for the three months ended June 27, 2025, versus $8.3 million for the prior year period. The decrease in net interest expense was primarily due to a decrease in the average debt levels under our senior credit facilities and a decrease in the weighted average interest rate. The weighted average interest rate on our senior credit facilities was 5.35% during the three months ended June 27, 2025, versus 6.74% during the prior year period.

Net interest expense was $11.5 million for the six months ended June 27, 2025, versus $16.5 million for the prior year period. The decrease in net interest expense was primarily due to a decrease in the average debt levels under our senior credit facilities and a decrease in the weighted average interest rate. The weighted average interest rate on our senior credit facilities was 5.50% during the six months ended June 27, 2025, versus 6.64% during the prior year period.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were $(2.7) million for the three months ended June 27, 2025 versus $(0.3) million for the prior year period. The increase in net foreign exchange transaction losses was primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro, and realized losses on foreign currency contracts.

Foreign exchange transaction gains (losses) were $(3.1) million for the six months ended June 27, 2025 and $(0.6) million for the prior year period. The increase in net foreign exchange transaction losses was primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro, and realized losses on foreign currency contracts.

Other Income (Expense), Net

Net other expense was nominal for the three and six months ended June 27, 2025 and the three and six months ended June 28, 2024.

Income Tax Provision (Benefit)

Our effective tax rate for the three months ended June 27, 2025 was 22.3%, versus 19.7% for the prior year period. Our effective tax rate of 22.3% for the three months ended June 27, 2025 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign Derived Intangible Income (“FDII”) and R&D tax credits, and U.K. patent box deductions; partially offset by various non-deductible transaction-related and compensation expenses and uncertain tax position accruals.

Our effective tax rate for the three months ended June 28, 2024 of 19.7% differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and R&D tax credits, partially offset by disallowed compensation deductions, uncertain tax position accruals, and Pillar Two inclusion.

Our effective tax rate for the six months ended June 27, 2025 was 20.2%, versus 16.5% for the prior year period. Our effective tax rate of 20.2% for the six months ended June 27, 2025 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign Derived Intangible Income (“FDII”) and R&D tax credits, and U.K. patent box deductions; partially offset by various non-deductible transaction-related and compensation expenses and uncertain tax position accruals.

Our effective tax rate of 16.5% for the six months ended June 28, 2024 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions, R&D tax credits and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by disallowed compensation deductions, uncertain tax position accruals, and Pillar Two inclusion.

On December 12, 2022, the EU member states agreed to implement the Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Model Rules. These rules, which impose a global corporate minimum income tax rate of 15%, have been enacted or introduced in proposed legislation in numerous countries worldwide, including many jurisdictions in which we operate. Additional countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. We fall under the transitional safe harbor rules in the majority of jurisdictions in which we operate and are therefore not subject to Pillar Two global minimum tax in those jurisdictions. Where we cannot apply the safe harbor rules, we have estimated the impact of this minimum tax in our effective tax rate analysis. We continue to closely monitor the progression of legislative activities.

On July 4, 2025, the U.S. enacted H.R.1 - One Big Beautiful Bill Act (the “Act”). The Act contains numerous income tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, investments in businesses, and repayment of our debt and related interest payments. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We believe our future operating cash flows will be sufficient to meet our future operating and capital expenditure cash needs for the foreseeable future, including at least the next 12 months. The availability of borrowing capacity under our revolving credit facility provides another potential source of liquidity for any future capital expenditures and other liquidity needs. In addition, we have the ability to expand our borrowing capacity by up to $350.0 million by exercising the accordion option under our revolving credit agreement. We may also seek to raise additional capital, which could be in the form of bonds, convertible debt or preferred or common equity, to fund business development activities or other future investing cash requirements, subject to approval by the lenders in the Fourth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). There is no assurance that such capital will be available on reasonable terms or at all.

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

As of June 27, 2025, $67.1 million of our $109.9 million cash and cash equivalents was held by subsidiaries outside of Canada and the U.S. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities. Approximately $171.0 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the U.S. as of June 27, 2025. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

Senior Credit Facilities

On June 27, 2025, we entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), consisting of a €65.3 million euro-denominated 5-year term loan facility (the “Euro Term Loans”, a $75.0 million U.S. Dollar denominated 5-year term loan facility (the “U.S. Term Loans”), and an $850.0 million 5-year revolving credit facility (the “Revolving Facility”, and together with the Euro Term Loans and the U.S. Term Loans, collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in June 2030 and include an uncommitted “accordion” feature pursuant to which the commitments thereunder may be increased by an additional $350.0 million in aggregate, subject to the satisfaction of certain customary conditions.

The term loan facilities require quarterly scheduled principal repayments of €1.1 million beginning in September 2025 (with respect to the Euro Term Loans), and $0.5 million beginning in September 2026, increasing to $0.9 million in September 2027 (with respect the U.S. Term Loans), with the remaining principal balance of the term loans due on June 27, 2030, if the maturity date of the term loan facility is not otherwise extended. We may make additional principal payments at any time, which will reduce the next quarterly installment payment due. We may pay down outstanding borrowings under our revolving credit facility with cash on hand and cash generated from future operations at any time.

As of June 27, 2025, we had $151.6 million term loans and $313.5 million revolver borrowings outstanding under our Senior Credit Facilities. Borrowings under the Credit Agreement bear interest at the Base Rate (as defined in the Credit Agreement) plus a margin ranging between zero and 0.75% per annum, determined by reference to the our consolidated leverage ratio, or SOFR, SONIA or EURIBOR, as applicable, plus a margin ranging between 1.00% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the Revolving Facility. As of June 27, 2025, we had outstanding borrowings under the Credit Agreement denominated in Euro and U.S. dollars of $171.0 million and $294.1 million, respectively.

The Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of June 27, 2025:

	Requirement	Actual
Maximum consolidated leverage ratio (1)	3.50	1.93
Minimum consolidated fixed charge coverage ratio	1.25	5.29

(1) Maximum consolidated leverage ratio shall be increased to 4.00 for four consecutive quarters following a designated acquisition, as defined in the Fourth Amended and Restated Credit Agreement.

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

In February 2020, our Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of $50.0 million worth of common shares. Share repurchases have been made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. We repurchased 46 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $6.2 million and average price of $134.54 per share during the six months ended June 27, 2025. We had $43.3 million available for share repurchases under the 2020 Repurchase Plan as of June 27, 2025.

Cash Flows for the Six Months Ended June 27, 2025 and June 28, 2024

The following tables summarize our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Six Months Ended
	June 27,	June 28,
	2025	2024
Net cash provided by operating activities	$46,756	$73,924
Net cash used in investing activities	$(65,308)	$(202,552)
Net cash provided by financing activities	$12,101	$121,440

	June 27,	December 31,
	2025	2024
Cash and cash equivalents	$109,912	$113,989
Unused and available funds under the revolving credit facility	$536,505	$346,249

Operating Cash Flows

Cash provided by operating activities was $46.8 million for the six months ended June 27, 2025, versus $73.9 million for the prior year period. Cash provided by operating activities for the six months ended June 27, 2025 decreased from the prior year period primarily as a result of an increase in inventory and higher cash paid for income taxes.

Investing Cash Flows

Cash used in investing activities was $65.3 million for the six months ended June 27, 2025, primarily driven by $63.2 million of cash considerations (net of cash acquired) paid for our 2025 acquisition and $7.7 million for capital expenditures, partially offset by $5.5 million of cash received from the sale of properties.

Cash used in investing activities was $202.6 million for the six months ended June 28, 2024, primarily related to the $191.2 million of cash considerations (net of cash acquired) paid for our 2024 acquisition and $11.4 million for capital expenditures.

We expect to use an aggregate of approximately $15 million to $20 million in 2025 for capital expenditures related to investments in new property, plant and equipment for our existing businesses.

Financing Cash Flows

Cash provided by financing activities was $12.1 million for the six months ended June 27, 2025, primarily driven by $72.8 million of borrows under our revolving credit facility to fund our 2025 acquisition, partially offset by $41.0 million of term loan and revolving credit facility repayments, $7.2 million of payroll tax payments upon vesting of share-based compensation awards and $6.2 million related to the repurchase of common shares.

Cash provided by financing activities was $121.4 million for the six months ended June 28, 2024, primarily driven by $198.0 million of borrowings under our revolving credit facility to fund our 2024 acquisition, partially offset by $67.3 million of term loan and revolving credit facility repayments and $8.9 million of payroll tax payments upon vesting of share-based compensation awards.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and

Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates through June 27, 2025 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recent Accounting Pronouncements

See Note 1 to Unaudited Interim Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended June 27, 2025, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 27, 2025, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 27, 2025.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended June 27, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A large portion of our product sales are dependent on our customers’ need for increased capacity, productivity and cost saving initiatives, improved product quality and performance, and new investments. Weaknesses in our end markets could negatively impact our revenue and gross margin and consequently have a material adverse effect on our business, financial condition and results of operations. A severe and/or prolonged overall economic downturn or a negative or uncertain political climate could lead to weaknesses in our end markets and adversely affect our customers’ financial condition and the timing or levels of our customers’ capital expenditures or business activities. We have experienced significant cyclical end market fluctuations in the past. For example, diminished growth expectations, economic and political uncertainty in regions across the globe and effects of the COVID-19 pandemic adversely impacted our customers’ financial condition and ability to maintain product order levels and reduced the demand for our products in 2020, and other pandemics and public health crises could have similar consequences. Political conditions, including new and changing laws or tariffs, regulations, government funding, executive orders and enforcement priorities, may impact customer budgets and create uncertainty about how such laws and regulations will be interpreted and applied, which may impact customer demand and adversely impact our business. For example, changes in the regulatory environment affecting life sciences, bioprocessing, and pharmaceutical companies, and reduced headcount and budget allocations to government agencies that fund research and development activities, such as the U.S. Food and Drug Administration (‘FDA’), U.S. National Institutes of Health (“NIH”), or targeted headcount reductions or cancellations of certain grants or contracts by the U.S. federal government, could adversely affect our business or results of operations. In addition, certain sub-segments of the advanced industrial market that we serve, including the microelectronics and industrial capital equipment sector, are cyclical and have historically experienced periods of oversupply, resulting in downturns in demand for capital equipment in which many of our products are used. It is difficult to predict the timing, length and severity of these downturns and their impact on our business. Further, our order levels or results of operations for a given period may not be indicative of order levels or results of operations for subsequent periods. For the foreseeable future, our operations will continue to depend upon industries that are subject to market cycles which, in turn, could adversely affect the market demand for our products.

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

None.

c)
Rule 10b5-1 Trading Plans

No officers or directors adopted, modified, and/or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 27, 2025.

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

10.1

Fourth Amended and Restated Credit Agreement, dated as of June 27, 2025, by and among the Company, Novanta Corporation, Novanta UK Investments Holding Limited, Novanta Europe GmbH, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, BofA Securities, Inc., as joint lead arranger and joint book runner, JP Morgan Chase Bank, N.A., as joint lead arranger, joint book runner, co-syndication agent and lender, Wells Fargo Securities LLC, as joint lead arranger and joint book runner, Wells Fargo Bank, National Association, as co-syndication agent and lender, PNC Capital Markets LLC, as joint lead arranger and joint book runner, PNC Bank, National Association, as co-syndication agent and lender, U.S. Bank National Association, as joint lead arranger and co-syndication agent, Silicon Valley Bank, a Division of First Citizens Bank & Trust Company, as documentation agent and lender, Citibank N.A. as lender, and the other parties thereto.

		8-K	001-35083	10.1	07/02/2025

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board of Directors and Chief Executive Officer	August 5, 2025
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	August 5, 2025
Robert J. Buckley