Form 10-Q
period 2025-09-26
NOVANTA INC
filed 2025-11-03
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2025

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

As of October 27, 2025, there were 35,775,123 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	September 26,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$89,221	$113,989
Accounts receivable, net of allowance of $997 and $505, respectively	170,563	151,026
Inventories	179,977	144,606
Prepaid income taxes and income taxes receivable	9,755	8,076
Prepaid expenses and other current assets	18,903	15,951
Total current assets	468,419	433,648
Property, plant and equipment, net	119,773	113,135
Operating lease assets	43,283	42,908
Deferred tax assets	27,088	22,887
Other assets	6,487	5,991
Intangible assets, net	193,248	185,844
Goodwill	647,513	584,098
Total assets	$1,505,811	$1,388,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,685	$4,691
Accounts payable	100,210	76,890
Income taxes payable	4,007	16,000
Current portion of operating lease liabilities	10,165	9,879
Accrued expenses and other current liabilities	66,793	60,331
Total current liabilities	186,860	167,791
Long-term debt	445,658	411,949
Operating lease liabilities	40,407	40,548
Deferred tax liabilities	19,703	13,093
Income taxes payable	5,221	4,941
Other liabilities	6,486	4,491
Total liabilities	704,335	642,813
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,846 and 35,938, respectively	423,856	423,856
Additional paid-in capital	76,499	84,214
Retained earnings	303,907	267,549
Accumulated other comprehensive loss	(2,786)	(29,921)
Total stockholders' equity	801,476	745,698
Total liabilities and stockholders’ equity	$1,505,811	$1,388,511

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Revenue	$247,836	$244,405	$722,251	$711,185
Cost of revenue	136,915	135,190	400,230	397,865
Gross profit	110,921	109,215	322,021	313,320
Operating expenses:
Research and development and engineering	24,090	23,253	72,617	70,230
Selling, general and administrative	51,378	44,319	144,077	132,642
Amortization of purchased intangible assets	6,928	6,589	19,353	19,246
Restructuring, acquisition, and related costs	6,677	2,499	16,794	7,325
Total operating expenses	89,073	76,660	252,841	229,443
Operating income	21,848	32,555	69,180	83,877
Interest income (expense), net	(6,014)	(8,079)	(17,473)	(24,599)
Foreign exchange transaction gains (losses), net	14	(202)	(3,098)	(787)
Other income (expense), net	(90)	(49)	(644)	(220)
Income before income taxes	15,758	24,225	47,965	58,271
Income tax provision	5,105	5,033	11,607	10,648
Net income	$10,653	$19,192	$36,358	$47,623

Earnings per common share (Note 5):
Basic	$0.30	$0.53	$1.01	$1.33
Diluted	$0.30	$0.53	$1.01	$1.32

Weighted average common shares outstanding—basic	35,967	35,959	36,004	35,940
Weighted average common shares outstanding—diluted	36,040	36,129	36,082	36,116

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Net income	$10,653	$19,192	$36,358	$47,623
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(1,997)	14,869	26,960	11,053
Pension liability adjustments, net of tax (2)	343	(159)	175	311
Total other comprehensive income (loss)	(1,654)	14,710	27,135	11,364
Total consolidated comprehensive income	$8,999	$33,902	$63,493	$58,987

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

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Retained	Accumulated Other
	# of Shares	Amount	Capital	Earnings	Comprehensive Loss	Total

	Three Months Ended September 26, 2025
Balance at June 27, 2025	35,973	$423,856	$85,468	$293,254	$(1,132)	$801,446
Net income	—	—	—	10,653	—	10,653
Common shares issued under stock plans	11	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(5)	—	(533)	—	—	(533)
Repurchases of common shares	(133)	—	(15,134)	—	—	(15,134)
Share-based compensation	—	—	6,698	—	—	6,698
Other comprehensive income (loss), net of tax	—	—	—	—	(1,654)	(1,654)
Balance at September 26, 2025	35,846	$423,856	$76,499	$303,907	$(2,786)	$801,476

	Nine Months Ended September 26, 2025
Balance at December 31, 2024	35,938	$423,856	$84,214	$267,549	$(29,921)	$745,698
Net income	—	—	—	36,358	—	36,358
Common shares issued under stock plans	143	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(56)	—	(7,720)	—	—	(7,720)
Repurchases of common shares	(179)	—	(21,291)	—	—	(21,291)
Share-based compensation	—	—	21,296	—	—	21,296
Other comprehensive income (loss), net of tax	—	—	—	—	27,135	27,135
Balance at September 26, 2025	35,846	$423,856	$76,499	$303,907	$(2,786)	$801,476

	Three Months Ended September 27, 2024
Balance at June 28, 2024	35,895	$423,856	$73,627	$231,893	$(27,384)	$701,992
Net income	—	—	—	19,192	—	19,192
Common shares issued under stock plans	23	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(2)	—	(63)	—	—	(63)
Share-based compensation	—	—	6,364	—	—	6,364
Other comprehensive income (loss), net of tax	—	—	—	—	14,710	14,710
Balance at September 27, 2024	35,916	$423,856	$79,928	$251,085	$(12,674)	$742,195

	Nine Months Ended September 27, 2024
Balance at December 31, 2023	35,814	$423,856	$70,180	$203,462	$(24,038)	$673,460
Net income	—	—	—	47,623	—	47,623
Common shares issued under stock plans	159	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(57)	—	(8,924)	—	—	(8,924)
Share-based compensation	—	—	18,672	—	—	18,672
Other comprehensive income (loss), net of tax	—	—	—	—	11,364	11,364
Balance at September 27, 2024	35,916	$423,856	$79,928	$251,085	$(12,674)	$742,195

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	September 26,	September 27,
	2025	2024
Cash flows from operating activities:
Net income	$36,358	$47,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,855	41,200
Provision for inventory excess and obsolescence	2,677	7,325
Share-based compensation	21,296	18,672
Deferred income taxes	(6,444)	(11,908)
Write-off of unamortized deferred financing costs	426	—
Inventory acquisition fair value adjustments	—	2,777
Loss (gain) on disposal of fixed assets	(4,087)	—
Other	1,368	1,273
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(12,426)	(16,087)
Inventories	(27,312)	416
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(2,568)	(2,378)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	(3)	7,506
Other non-current assets and liabilities	1,111	531
Net cash provided by operating activities	55,251	96,950
Cash flows from investing activities:
Cash paid for business acquisitions, net of working capital adjustments	(64,291)	(191,200)
Purchases of property, plant and equipment	(11,955)	(14,913)
Proceeds from sale of property, plant and equipment	5,537	—
Net cash used in investing activities	(70,709)	(206,113)
Cash flows from financing activities:
Borrowings under revolving credit facilities	72,805	198,000
Repayments under term loan and revolving credit facilities	(49,205)	(95,983)
Payments of debt issuance costs	(3,843)	—
Payments of withholding taxes from share-based awards	(7,720)	(8,924)
Repurchases of common shares	(20,213)	—
Other financing activities	(3,143)	(534)
Net cash (used in) provided by financing activities	(11,319)	92,559
Effect of exchange rates on cash and cash equivalents	2,009	4,243
Decrease in cash and cash equivalents	(24,768)	(12,361)
Cash and cash equivalents, beginning of the period	113,989	105,051
Cash and cash equivalents, end of the period	$89,221	$92,690
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,879	$25,376
Cash paid for income taxes	$31,306	$18,807
Income tax refunds received	$540	$1,069

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

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

AS OF SEPTEMBER 26, 2025

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
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)”

ASU 2025-06 eliminates references to prescriptive software development stages and requires capitalization of internal-use software costs once management commits funding and project completion is probable, while also updating disclosure requirements to align with Property, Plant, and Equipment guidance.

		The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027. Early adoption is permitted.	The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statement disclosures.

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

AS OF SEPTEMBER 26, 2025

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of September 26, 2025 and December 31, 2024, contract liabilities were $8.2 million and $5.9 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the nine months ended September 26, 2025 is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by $3.0 million of revenue recognized during the period that was included in the contract liability balance as of December 31, 2024.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

Disaggregated Revenue

See Note 16 for the Company’s disaggregation of revenue by segment, geography and end market. The following table presents revenues disaggregated by the capabilities of the underlying products and technologies during the three and nine months ended September 26, 2025 and September 27, 2024, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Precision Manufacturing	$45,180	$48,677	$133,596	$152,179
Robotics and Automation	80,136	80,027	236,558	210,643
Automation Enabling Technologies	125,316	128,704	370,154	362,822

Precision Medicine	60,848	63,088	174,021	195,399
Advanced Surgery	61,672	52,613	178,076	152,964
Medical Solutions	122,520	115,701	352,097	348,363
Total Revenue	$247,836	$244,405	$722,251	$711,185

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

Consideration Transferred

Pursuant to the Share Purchase Agreement, the Company acquired all outstanding equity of Keonn for estimated total purchase consideration of $75.1 million, which consists of:

Cash consideration	$68,336
Deferred consideration	2,192
Estimated fair value of contingent consideration	4,537
Estimated total purchase consideration	$75,065

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

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

Based upon the Company’s preliminary valuation, the purchase price for Keonn was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$4,045
Accounts receivable	1,977
Inventory	5,377
Property, plant and equipment	1,401
Operating lease assets	3,124
Intangible assets	33,203
Goodwill	43,192
Other assets	1,412
Total assets acquired	93,731
Accounts payable	1,593
Operating lease liabilities	3,124
Debt	2,504
Deferred tax liabilities	7,369
Other liabilities	4,076
Total liabilities assumed	18,666
Total assets acquired, net of liabilities assumed	75,065
Less: cash acquired	4,045
Purchase price, net of cash acquired	$71,020

The purchase price allocation is preliminary as the Company is in the process of collecting additional information. The estimated purchase price allocation previously disclosed in the Form 10-Q for the period ended June 27, 2025 was revised during the third quarter of 2025 as new information was received and analyzed resulting in an increase in identifiable intangible assets of $0.9 million, a decrease in goodwill of $1.0 million, and an increase in deferred tax liabilities of $0.2 million.

The fair value of intangible assets for Keonn is comprised of the following:

	Estimated Fair	Amortization
	Value (In thousands)	Period
Developed technologies	$9,753	9 years
Customer relationships	22,354	9 years
Trade name	1,096	14 years
Total	$33,203

The preliminary purchase price allocation resulted in $33.2 million of identifiable intangible assets and $43.2 million of goodwill. As the Keonn acquisition was structured as a stock acquisition for income tax purposes, the goodwill is not deductible. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) Keonn’s ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) Keonn’s ability to grow

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

the business through new product introductions; and (iii) cost improvements due to the integration of Keonn’s operations into the Company’s existing infrastructure.

The operating results of Keonn were included in the Company's results of operations beginning on April 8, 2025. Keonn contributed revenues of $19.9 million and profit before income taxes of $1.0 million to the Company's operating results for the nine months ended September 26, 2025. The profit before income taxes from Keonn for the period from the acquisition date through September 26, 2025 included amortization of purchased intangible assets of $3.7 million.

The pro forma financial information reflecting the operating results of Keonn, as if it had been acquired as of January 1, 2024, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2024.

Acquisition Costs

Acquisition costs are expensed in the periods in which the costs are incurred and included in restructuring, acquisition and related costs in the consolidated statements of operations. Acquisition-related costs for Keonn were $2.1 million for the nine months ended September 26, 2025.

4. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2024	$(29,921)	$(23,686)	$(6,235)
Other comprehensive income (loss)	26,519	26,960	(441)
Amounts reclassified from accumulated other comprehensive loss	616	—	616
Balance at September 26, 2025	$(2,786)	$3,274	$(6,060)

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Numerators:
Net income	$10,653	$19,192	$36,358	$47,623

Denominators:
Weighted average common shares outstanding— basic	35,967	35,959	36,004	35,940
Dilutive common share equivalents	73	170	78	176
Weighted average common shares outstanding— diluted	36,040	36,129	36,082	36,116
Antidilutive common share equivalents excluded from above	295	102	271	113

Earnings per Common Share:
Basic	$0.30	$0.53	$1.01	$1.33
Diluted	$0.30	$0.53	$1.01	$1.32

For the three and nine months ended September 26, 2025, 285 thousand shares of attainment-based PSUs and hybrid PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of September 26, 2025.

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

AS OF SEPTEMBER 26, 2025

(Unaudited)

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

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 26, 2025 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Prepaid expenses and other current assets:
Foreign currency forward contracts	$194	$—	$194	$—
	$194	$—	$194	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$4,469	$—	$—	$4,469
Contingent considerations - Long term	459	—	—	459
Foreign currency forward contracts	222	—	222	—
	$5,150	$—	$222	$4,928

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

Changes in the fair value of Level 3 contingent considerations during the nine months ended September 26, 2025 were as follows (in thousands):

Amount
Balance at December 31, 2024	$57
Acquisition of Keonn	4,537
Payments	—
Fair value adjustments	—
Effect of foreign exchange rates	334
Balance at September 26, 2025	$4,928

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	September 26, 2025 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (Keonn)	$4,864	Monte Carlo method	Historical and projected revenue from fiscal year 2025 to 2027	N/A
			Gross Profit Premium	8.8%
			Revenue risk premium	8.0%
			Gross Profit Volatility	44.0%
			Revenue Volatility	40.0%
			Credit spread	3.6%

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

As of September 26, 2025, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $50.2 million and a net loss of less than $0.1 million, respectively. As of December 31, 2024, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $187.4 million and a net loss of $0.2 million, respectively.

The Company recognized an aggregate net loss of $0.4 million and $2.2 million for the three and nine months ended September 26, 2025 and an aggregate net gain of $2.1 million and $4.3 million for the three and nine months ended September 27, 2024. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

The following table summarizes changes in goodwill during the nine months ended September 26, 2025 (in thousands):

Amount
Balance at beginning of the period	$584,098
Goodwill acquired from Keonn acquisition	43,192
Effect of foreign exchange rate changes	20,223
Balance at end of the period	$647,513

Goodwill by reportable segment as of September 26, 2025 was as follows (in thousands):

	Reportable Segment
	Automation Enabling Technologies	Medical Solutions	Total
Goodwill	$447,383	$351,359	$798,742
Accumulated impairment of goodwill	(119,507)	(31,722)	(151,229)
Total	$327,876	$319,637	$647,513

Goodwill by reportable segment as of December 31, 2024 was as follows (in thousands):

	Reportable Segment
	Automation Enabling Technologies	Medical Solutions	Total
Goodwill	$439,980	$295,347	$735,327
Accumulated impairment of goodwill	(119,507)	(31,722)	(151,229)
Total	$320,473	$263,625	$584,098

Intangible Assets

Intangible assets as of September 26, 2025 and December 31, 2024, respectively, are summarized as follows (in thousands):

	September 26, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$235,926	$(176,601)	$59,325	$218,867	$(159,041)	$59,826
Customer relationships	297,007	(183,314)	113,693	265,156	(158,938)	106,218
Trademarks and trade names	25,270	(18,067)	7,203	23,367	(16,594)	6,773
Amortizable intangible assets	558,203	(377,982)	180,221	507,390	(334,573)	172,817
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Total intangible assets	$571,230	$(377,982)	$193,248	$520,417	$(334,573)	$185,844

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

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Amortization expense – cost of revenue	$4,252	$3,708	$12,031	$11,086
Amortization expense – operating expenses	6,928	6,589	19,353	19,246
Total amortization expense	$11,180	$10,297	$31,384	$30,332

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

As of September 26, 2025, estimated amortization expense for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2025 (remainder of year)	$4,255	$7,085	$11,340
2026	15,048	23,079	38,127
2027	12,121	19,226	31,347
2028	10,313	16,180	26,493
2029	7,442	12,567	20,009
Thereafter	10,146	42,759	52,905
Total	$59,325	$120,896	$180,221

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	September 26,	December 31,
	2025	2024
Raw materials	$114,921	$92,198
Work-in-process	31,025	24,719
Finished goods	33,533	27,327
Demo and consigned inventory	498	362
Total inventories	$179,977	$144,606

Accrued Expenses and Other Current Liabilities

	September 26,	December 31,
	2025	2024
Accrued compensation and benefits	$17,035	$28,361
Accrued warranty	5,552	4,805
Contract liabilities, current portion	8,030	5,715
Accrued restructuring	12,924	6,131
Accrued earn-outs and contingent considerations	4,469	57
Other	18,783	15,262
Total	$66,793	$60,331

Accrued Warranty

	Nine Months Ended
	September 26,	September 27,
	2025	2024
Balance at beginning of the period	$4,805	$5,292
Provision charged to cost of revenue	2,685	888
Warranty liabilities acquired from acquisitions	—	76
Use of provision	(2,022)	(1,322)
Foreign currency exchange rate changes	84	48
Balance at end of the period	$5,552	$4,982

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

Other Long-Term Liabilities

	September 26,	December 31,
	2025	2024
Finance lease obligations	$2,565	$3,175
Other	3,921	1,316
Total	$6,486	$4,491

10. Debt

Outstanding debt consisted of the following (in thousands):

	September 26,	December 31,
	2025	2024
Senior Credit Facilities – term loans	$5,779	$4,710
Less: unamortized debt issuance costs	(94)	(19)
Total current portion of long-term debt	$5,685	$4,691

Senior Credit Facilities – term loans	$144,612	$65,698
Senior Credit Facilities – revolving credit facility	306,613	348,751
Less: unamortized debt issuance costs	(5,567)	(2,500)
Total long-term debt	$445,658	$411,949

Total Senior Credit Facilities	$451,343	$416,640

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

The outstanding principal balance under the Euro Term Loans is payable in quarterly installments of €1.1 million (approximately $1.3 million), beginning in September 2025, with the remaining balance due upon maturity. The U.S. Term Loans require quarterly installment payments of $0.5 million starting in September 2026, increasing to $0.9 million beginning in September 2027, with the remaining balance also due upon maturity. The Company may make additional principal payments at any time, which will reduce the next scheduled installment. Borrowings under the Revolving Facility may be repaid at any time prior to maturity. The Company made principal payments of €3.4 million ($3.8 million) towards the Term Loans and $45.4 million towards its Revolving Facility during the nine months ended September 26, 2025.

The Company is required to satisfy certain financial and non-financial covenants under the Fourth Amended and Restated Credit Agreement. The Fourth Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of September 26, 2025.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

Fair Value of Debt

As of September 26, 2025 and December 31, 2024, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

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

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Operating lease cost	$2,745	$3,466	$8,365	$9,267
Finance lease cost
Amortization of right-of-use assets	150	151	451	452
Interest on lease liabilities	48	58	150	180
Variable lease cost	284	303	954	895
Total lease cost	$3,227	$3,978	$9,920	$10,794

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	September 26,	December 31,
	2025	2024
Operating leases
Operating lease right-of-use assets	$43,283	$42,908

Current portion of operating lease liabilities	$10,165	$9,879
Operating lease liabilities	40,407	40,548
Total operating lease liabilities	$50,572	$50,427

Finance leases
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(7,325)	(6,874)
Finance lease assets included in property, plant and equipment, net	$2,257	$2,708

Accrued expenses and other current liabilities	$804	$759
Other liabilities	2,565	3,175
Total finance lease liabilities	$3,369	$3,934

Weighted-average remaining lease term (in years):
Operating leases	7.4	7.4
Finance leases	3.8	4.5

Weighted-average discount rate:
Operating leases	4.85%	4.82%
Finance leases	5.54%	5.54%

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Nine Months Ended
	September 26,	September 27,
	2025	2024
Cash paid for lease liabilities:
Operating cash outflows related to finance leases	$150	$180
Operating cash outflows related to operating leases	$7,566	$6,723
Financing cash outflows related to finance leases	$565	$534

Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$5,512	$12,733

(1) The amount for the nine months ended September 26, 2025 includes $3.1 million of right-of-use assets acquired as part of the Keonn acquisition. The amount for the nine months ended September 27, 2024 includes $8.1 million of right-of-use assets acquired as part of the Motion Solutions Parent Corp. acquisition.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

Future minimum lease payments under operating and finance leases expiring subsequent to September 26, 2025, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2025 (remainder of year)	$3,117	$238
2026	11,701	979
2027	10,207	1,003
2028	7,278	1,003
2029	6,316	502
Thereafter	23,000	—
Total minimum lease payments	61,619	3,725
Less: Interest	(11,047)	(356)
Present value of lease liabilities	$50,572	$3,369

12. Preferred and Common Shares and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of September 26, 2025, no preferred shares had been issued and outstanding.

Common Share Repurchases

In February 2020, the Company’s Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”), authorizing the repurchase of $50.0 million worth of the Company’s common shares. During the nine months ended September 26, 2025, the Company repurchased 179 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $21.1 million and an average price of $118.09 per share. As of September 26, 2025, the Company had $28.4 million available for future share repurchases under the 2020 Repurchase Plan.

In September 2025, the Company’s Board of Directors approved a new share repurchase plan (the “2025 Repurchase Plan”) authorizing the repurchase of an additional $200.0 million worth of common shares. The Company expects that share repurchases will be made under the 2025 Repurchase Plan after the 2020 Repurchase Plan is completed. As of September 26, 2025, no shares had been repurchase under the 2025 Repurchase Plan.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Selling, general and administrative	$4,663	$5,357	$17,189	$16,006
Research and development and engineering	1,123	636	2,387	1,796
Cost of revenue	912	371	1,720	870
Total share-based compensation expense	$6,698	$6,364	$21,296	$18,672

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units granted to the members of the Company’s Board of Directors of $1.6 million and $1.6 million during the nine months ended September 26, 2025 and September 27, 2024, respectively.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

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

The table below summarizes activities relating to RSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 26, 2025:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	198	$154.43
Granted	320	$129.95
Vested	(91)	$147.12
Forfeited	(44)	$142.78
Unvested at September 26, 2025	383	$137.06
Expected to vest as of September 26, 2025	351

The total fair value of RSUs that vested during the nine months ended September 26, 2025 was $12.3 million based on the market price of the underlying shares on the date of vesting.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

estimated compensation expense, if any, is recognized in the consolidated statement of operations in the period in which such determination is made.

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 26, 2025:

	Shares (In thousands)	Weighted Average Grant- Date Fair Value
Unvested at December 31, 2024	227	$165.13
Granted	157	$133.11
Performance adjustments(1)	(8)	$143.51
Vested	(53)	$141.33
Forfeited	(20)	$167.60
Unvested at September 26, 2025	303	$153.14
Expected to vest as of September 26, 2025	230

(1) The amount shown represents performance adjustments related to the performance-based awards vested during the nine months ended September 26, 2025.

The unvested PSUs are shown at target payout levels in the table above. As of September 26, 2025, the maximum number of common shares that could be earned under these PSU grants was approximately 594 thousand shares.

The total fair value of PSUs that vested during the nine months ended September 26, 2025 was $7.6 million based on the market price of the underlying common shares on the date of vesting.

The grant-date fair value per unit of the hybrid PSUs granted during the nine months ended September 26, 2025 was estimated using the Monte Carlo valuation method with the following assumptions:

Nine Months Ended September 26, 2025
Grant-date stock price	$142.80
Expected volatility	36.94%
Risk-free interest rate	4.18%
Expected annual dividend yield	—
Fair value	$160.93

Stock Options

The table below summarizes the activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended September 26, 2025:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2024	149	$139.17
Granted	—	$—
Exercised	(4)	$135.86
Forfeited or expired	(5)	$157.04
Outstanding as of September 26, 2025	140	$138.56
Exercisable as of September 26, 2025	96
Expected to vest as of September 26, 2025	44

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

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

The Company’s effective tax rate of 32.4% for the three months ended September 26, 2025 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign Derived Intangible Income (“FDII”) and R&D tax credits, and U.K. patent box deductions; partially offset by various non-deductible transaction-related and compensation expenses and uncertain tax position accruals.

The Company’s effective tax rate of 24.2% for the nine months ended September 26, 2025 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for FDII and R&D tax credits, and U.K. patent box deductions; partially offset by various non-deductible transaction-related and compensation expenses and uncertain tax position accruals.

The Company’s effective tax rate of 20.8% for the three months ended September 27, 2024 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for FDII, U.K. patent box deductions and R&D tax credits, partially offset by disallowed compensation deductions, uncertain tax position accruals, and Pillar Two inclusion.

The Company’s effective tax rate of 18.3% for the nine months ended September 27, 2024 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for FDII, U.K. patent box deductions, R&D tax credits, and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by disallowed compensation deductions, uncertain tax position accruals, and Pillar Two inclusion. For the nine months ended September 27, 2024, the tax benefits upon vesting of certain share-based compensation awards had a benefit of 3.1% on the Company’s effective tax rate.

On July 4, 2025, the U.S. enacted H.R.1 - One Big Beautiful Bill Act (the “Act”). The Act contains numerous income tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company continues to evaluate the implications of the Act on its consolidated financial statements and related disclosures. The Company has included an estimated impact of items affecting its income tax expense for the three and nine months ended September 26, 2025.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

14. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
2025 restructuring	$4,261	$—	$11,097	$—
2024 restructuring	942	1,919	4,917	4,990
2020 restructuring	—	—	(3,595)	—
Total restructuring charges	5,203	1,919	12,419	4,990
Acquisition and related charges	1,474	580	4,375	2,335
Total restructuring, acquisition, and related costs	$6,677	$2,499	$16,794	$7,325

2025 Restructuring

The Company initiated the 2025 restructuring program in the second quarter of 2025 in order to streamline operations and align with our long-term goals. The 2025 restructuring program includes measures to regionalize manufacturing operations, expedite the closure of certain sites, streamline management structures, and implement cost-saving strategies in areas anticipated to have a minimal long-term impact on the Company's overall business performance. During both the three and nine months ended September 26, 2025, the Company recorded $4.3 million and $11.1 million, respectively, in severance, facility related and other charges in connection with the 2025 restructuring program. As of September 26, 2025, the Company had incurred cumulative costs of $11.1 million related to this restructuring program. The Company anticipates substantially completing the 2025 restructuring program by the end of 2026. Total restructuring charges related to this program are expected to be approximately $20.0 million.

The following table summarizes restructuring costs associated with the 2025 restructuring program by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Automation Enabling Technologies	$694	$—	$1,634	$—
Medical Solutions	2,490	—	6,692	—
Unallocated	1,077	—	2,771	—
Total	$4,261	$—	$11,097	$—

2024 Restructuring

As a result of the Company’s acquisitions and ongoing integration activities, the Company initiated the 2024 restructuring program in the first quarter of 2024 in order to reduce operating complexity. During the three and nine months ended September 26, 2025, the Company recorded $0.9 million and $4.9 million, respectively, in severance, facility related and other charges in connection with the 2024 restructuring program. As of September 26, 2025, the Company had incurred cumulative costs of $15.4 million related to this restructuring program. The Company anticipates substantially completing the 2024 restructuring program by the end of 2026 and expects to incur additional restructuring charges of $1.5 million to $2.5 million related to the 2024 restructuring program.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

The following table summarizes restructuring costs associated with the 2024 restructuring program by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Automation Enabling Technologies	$397	$809	$1,328	$2,898
Medical Solutions	545	1,037	3,557	1,603
Unallocated	—	73	32	489
Total	$942	$1,919	$4,917	$4,990

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program was focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program was focused on cost reduction actions to improve gross margins for the overall company. As of September 26, 2025, the Company had incurred cumulative costs of $13.1 million related to the 2020 restructuring program. The 2020 restructuring program activities were completed in the fourth quarter of 2023. In January 2025, the Company sold a facility from the 2020 restructuring program and recorded a $3.6 million gain in the Company’s Automation Enabling Technologies segment.

Roll-forward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility Related	Facility Sale	Other
Balance at December 31, 2024	$6,751	$5,690	$1,061	$—	$—
Restructuring charges	12,419	12,787	2,197	(4,077)	1,512
Cash payments	(2,987)	(6,923)	(345)	5,537	(1,256)
Non-cash write-offs and other adjustments	(2,849)	724	(2,113)	(1,460)	—
Balance at September 26, 2025	$13,334	$12,278	$800	$—	$256

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including advisor, legal, valuation, and other professional or consulting fees, totaled $1.5 million and $4.4 million for the three and nine months ended September 26, 2025, and $0.6 million and $2.3 million for the three and nine months ended September 27, 2024. The majority of acquisition and related costs for the three and nine months ended September 26, 2025 and the three and nine months ended September 27, 2024 were included in unallocated costs.

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

AS OF SEPTEMBER 26, 2025

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

AS OF SEPTEMBER 26, 2025

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

Reportable Segment Financial Information

Results of operations, depreciation and amortization expenses by reportable segments for the periods indicated were as follows (in thousands):

	Three Months Ended September 26, 2025			Nine Months Ended September 26, 2025
	Automation Enabling Technologies	Medical Solutions	Total	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$125,316	$122,520	$247,836	$370,154	$352,097	$722,251
Cost of revenue	64,629	67,044		189,190	196,053
Amortization of purchased intangible assets	1,473	2,779		4,160	7,871
Segment gross profit	59,214	52,697	111,911	176,804	148,173	324,977
Research and development and engineering	9,640	14,625		28,349	44,750
Selling, general and administrative	18,553	14,755		56,044	44,551
Amortization of purchased intangible assets	2,562	4,366		7,317	12,036
Restructuring, acquisition, and related costs	1,109	3,035		(617)	10,267
Segment operating income	27,350	15,916	43,266	85,711	36,569	122,280
Unallocated costs	—	—	(21,418)	—	—	(53,100)
Interest income (expense), net	—	—	(6,014)	—	—	(17,473)
Other income (expense), net	—	—	(76)	—	—	(3,742)
Income before income taxes	$27,350	$15,916	$15,758	$85,711	$36,569	$47,965

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

	Three Months Ended September 27, 2024			Nine Months Ended September 27, 2024
	Automation Enabling Technologies	Medical Solutions	Total	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$128,704	$115,701	$244,405	$362,822	$348,363	$711,185
Cost of revenue	66,563	64,144		187,047	197,006
Amortization of purchased intangible assets	1,580	2,128		4,716	6,370
Segment gross profit	60,561	49,429	109,990	171,059	144,987	316,046
Research and development and engineering	8,860	14,519		28,834	41,686
Selling, general and administrative	18,016	13,774		55,404	40,211
Amortization of purchased intangible assets	2,813	3,776		8,410	10,836
Restructuring, acquisition, and related costs	809	1,037		2,898	1,764
Segment operating income	30,063	16,323	46,386	75,513	50,490	126,003
Unallocated costs	—	—	(13,831)	—	—	(42,126)
Interest income (expense), net	—	—	(8,079)	—	—	(24,599)
Other income (expense), net	—	—	(251)	—	—	(1,007)
Income before income taxes	$30,063	$16,323	$24,225	$75,513	$50,490	$58,271

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
Depreciation and Amortization Expenses	2025	2024	2025	2024
Automation Enabling Technologies	$5,811	$5,990	$16,732	$17,715
Medical Solutions	9,530	7,722	26,954	22,132
Unallocated	370	443	1,169	1,353
Total	$15,711	$14,155	$44,855	$41,200

	September 26,	December 31,
	2025	2024
Accounts Receivable
Automation Enabling Technologies	$73,252	$70,829
Medical Solutions	97,311	80,197
Total accounts receivable	$170,563	$151,026
Inventories
Automation Enabling Technologies	$101,198	$89,009
Medical Solutions	78,779	55,597
Total inventories	$179,977	$144,606
Total segment assets	$350,540	$295,632

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 26, 2025

(Unaudited)

Revenue by Geography

The Company aggregates geographic revenue based on the customer locations where products are shipped to. Revenue by geography was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
United States	$130,423	$124,328	$382,187	$364,800
Germany	27,097	33,559	82,832	98,659
Rest of Europe	36,661	30,584	103,289	94,083
China	24,293	24,623	67,504	60,708
Rest of Asia-Pacific	24,432	27,147	72,478	79,737
Other	4,930	4,164	13,961	13,198
Total	$247,836	$244,405	$722,251	$711,185

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

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Medical	51%	54%	53%	56%
Advanced Industrial	49%	46%	47%	44%
Total	100%	100%	100%	100%

The majority of the revenue from the Automation Enabling Technologies segment is generated from sales to customers in the advanced industrial market. The majority of the revenue from the Medical Solutions segment is generated from sales to customers in the medical market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, our future financial results and financial condition; our belief that the Purchasing Managers Index (“PMI”) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; industry trends; market conditions; our competitive positions; changes in economic and political conditions, including impacts from tariffs, supply chain disruptions and constraints and inflationary pressures; changes in accounting principles; changes in actual or assumed tax liabilities and tax law; expectations regarding tax exposures; anticipated reinvestment of future earnings, share repurchases and dividend policy; anticipated expenditures in regard to our benefit plans; future acquisitions and integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits and expected costs of restructuring programs; our ability to repay our indebtedness; our intentions regarding the use of cash; expectations regarding legal and regulatory requirements, including environmental requirements, and our compliance thereto; and other statements that are not historical facts.

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

Medical Market

For the nine months ended September 26, 2025, the medical market accounted for approximately 53% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital, life science, and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, demand level for life science automation technology, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the nine months ended September 26, 2025, the advanced industrial market accounted for approximately 47% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial conditions of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the PMI on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Acquisition of Keonn Technologies, S.L.

On April 8, 2025, we acquired 100% of the outstanding stock of Keonn Technologies, S.L. (“Keonn”), a Barcelona, Spain-based leader in Radio-Frequency Identification (“RFID”) solutions for a purchase price of €64.8 million ($71.0 million), net of cash acquired, including €4.1 million ($4.5 million) estimated fair value of contingent consideration and €2.0 million ($2.2 million) related to a purchase price holdback. The purchase includes up to €20.0 million ($21.9 million) in contingent consideration payable upon the achievement of certain revenue targets through December 2027. In addition, we have granted equity totaling €9.0 million ($9.9 million) to Keonn employees. Keonn is included in the Medical Solutions segment.

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

Results of Operations for the Three and Nine Months Ended September 26, 2025 Compared with the Three and Nine Months Ended September 27, 2024

Overview of Financial Results

Total revenue of $247.8 million for the three months ended September 26, 2025 increased $3.4 million, or 1.4%, from the prior year period primarily due to revenue from our current year acquisition, partially offset by a decrease in revenue in the Automation Enabling Technologies segment and a decrease in revenue in the Medical Solutions segment excluding the impact of current year acquisition. The net effect of our acquisition resulted in an increase in revenue of $8.4 million, or 3.4%. In addition, foreign currency exchange rates favorably impacted our revenue by $4.4 million, or 1.8%, for the three months ended September 26, 2025.

Total revenue of $722.3 million for the nine months ended September 26, 2025 increased $11.1 million, or 1.6%, from the prior year period, primarily due to revenue from our current year acquisition and an increase in revenue in the Automation Enabling Technologies segment, partially offset by a decrease in revenue in the Medical Solutions segment excluding the impact of current year acquisition. The net effect of our acquisition resulted in an increase in revenue of $13.7 million, or 1.9%. In addition, foreign currency exchange rates favorably impacted our revenue by $7.6 million, or 1.1%, for the nine months ended September 26, 2025.

Operating income of $21.8 million for the three months ended September 26, 2025 decreased $10.7 million, or 32.9%, from the prior year period. This decrease was attributable to an increase in selling, general and administrative expenses of $7.1 million, an increase in restructuring, acquisition and related costs of $4.2 million, and an increase in research and development and engineering expenses of $0.8 million, partially offset by an increase in gross profit of $1.7 million.

Operating income of $69.2 million for the nine months ended September 26, 2025 decreased $14.7 million, or 17.5%, from the prior year period. This decrease was attributable to an increase in selling, general and administrative expenses of $11.4 million, an increase in restructuring, acquisition and related costs of $9.5 million, and an increase in research and development and engineering expenses of $2.4 million, partially offset by an increase in gross profit of $8.7 million.

Basic earnings per common share (“Basic EPS”) of $0.30 for the three months ended September 26, 2025 decreased $0.23 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.30 for the three months ended September 26, 2025 decreased $0.23 from the prior year period. The decreases were primarily due to a decrease in operating income.

Basic earnings per common share (“Basic EPS”) of $1.01 for the nine months ended September 26, 2025 decreased $0.32 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $1.01 for the nine months ended September 26, 2025 decreased $0.31 from the prior year period. The decreases were primarily due to a decrease in operating income and an increase in foreign exchange transaction losses, partially offset by a decrease in interest expense.

Revenue

The following tables set forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	September 26,	September 27,	Increase	Percentage
	2025	2024	(Decrease)	Change
Automation Enabling Technologies	$125,316	$128,704	$(3,388)	(2.6)%
Medical Solutions	122,520	115,701	6,819	5.9%
Total	$247,836	$244,405	$3,431	1.4%

	Nine Months Ended
	September 26,	September 27,	Increase	Percentage
	2025	2024	(Decrease)	Change
Automation Enabling Technologies	$370,154	$362,822	$7,332	2.0%
Medical Solutions	352,097	348,363	3,734	1.1%
Total	$722,251	$711,185	$11,066	1.6%

Automation Enabling Technologies

Automation Enabling Technologies segment revenue for the three months ended September 26, 2025 decreased $3.4 million, or 2.6%, versus the prior year period, primarily due to a decrease in demand in precision manufacturing products.

Automation Enabling Technologies segment revenue for the nine months ended September 26, 2025 increased $7.3 million, or 2.0% versus the prior year period, primarily due to increased demand in robotics and automation products, partially offset by a decrease in demand in precision manufacturing products.

Medical Solutions

Medical Solutions segment revenue for the three months ended September 26, 2025 increased $6.8 million, or 5.9%, versus the prior year period, primarily due to the net impact of $8.4 million revenue contributions from the current year acquisition, and an increase in sales of advanced surgery products, partially offset by a decrease in sales of precision medicine products.

Medical Solutions segment revenue for the nine months ended September 26, 2025 increased $3.7 million, or 1.1%, versus the prior year period, primarily due to the net impact of $13.7 million revenue contributions from the current year acquisition, and an increase in sales of advanced surgery products, partially offset by a decrease in sales of precision medicine products.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Gross profit:
Automation Enabling Technologies	$59,214	$60,561	$176,804	$171,059
Medical Solutions	52,697	49,429	148,173	144,987
Unallocated	(990)	(775)	(2,956)	(2,726)
Total	$110,921	$109,215	$322,021	$313,320
Gross profit margin:
Automation Enabling Technologies	47.3%	47.1%	47.8%	47.1%
Medical Solutions	43.0%	42.7%	42.1%	41.6%
Total	44.8%	44.7%	44.6%	44.1%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, trade tariffs, freight costs, headcount, inventory excess and obsolescence, and warranty expenses.

Automation Enabling Technologies

Automation Enabling Technologies segment gross profit for the three months ended September 26, 2025 decreased $1.3 million, or 2.2%, versus the prior year period, primarily due to a decrease in revenue. Automation Enabling Technologies segment gross profit margin was 47.3% for the three months ended September 26, 2025, versus a gross profit margin of 47.1% for the prior year period.

Automation Enabling Technologies segment gross profit for the nine months ended September 26, 2025 increased $5.7 million, or 3.4%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Automation Enabling Technologies segment gross profit margin was 47.8% for the nine months ended September 26, 2025, versus a gross profit margin of 47.1% for the prior year period. The increase in gross profit margin was primarily attributable to factory productivity improvement and favorable product mix, partially offset by higher tariff costs.

Medical Solutions

Medical Solutions segment gross profit for the three months ended September 26, 2025 increased $3.3 million, or 6.6%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Medical Solutions segment gross profit margin was 43.0% for the three months ended September 26, 2025, versus a gross profit margin of 42.7% for the prior year period. The increase in gross profit margin was primarily due to factory productivity improvements.

Medical Solutions segment gross profit for the nine months ended September 26, 2025 increased $3.2 million, or 2.2%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Medical Solutions segment gross profit margin was 42.1% for the nine months ended September 26, 2025, versus a gross profit margin of 41.6% for the prior year period. The increase in gross profit margin was primarily due to factory productivity improvements, a prior year one-time inventory related charge associated with a product line closure, and a prior year amortization of inventory fair value adjustment associated with our 2024 acquisition.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Research and development and engineering	$24,090	$23,253	$72,617	$70,230
Selling, general and administrative	51,378	44,319	144,077	132,642
Amortization of purchased intangible assets	6,928	6,589	19,353	19,246
Restructuring, acquisition, and related costs	6,677	2,499	16,794	7,325
Total	$89,073	$76,660	$252,841	$229,443

Research and Development and Engineering Expenses

Research and Development and Engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $24.1 million, or 9.7% of revenue, during the three months ended September 26, 2025, versus $23.3 million, or 9.5% of revenue, during the prior year period.

R&D expenses were $72.6 million, or 10.1% of revenue, during the nine months ended September 26, 2025, versus $70.2 million, or 9.9% of revenue, during the prior year period. The increase in R&D expenses, both in total dollars and percentage of revenue, was primarily driven by higher spending on projects related to new product introductions and increased costs from the current year acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $51.4 million, or 20.7% of revenue, during the three months ended September 26, 2025, versus $44.3 million, or 18.1% of revenue, during the prior year period. The increase in SG&A expenses, both in total dollars and as a percentage of revenue, was primarily driven by costs associated with planning and design phase of our enterprise resource planning (“ERP”) system implementation, costs associated with an officer transition, costs incurred in connection with an insurance recovery claim, and increased costs from the current year acquisition.

SG&A expenses were $144.1 million, or 19.9% of revenue, during the nine months ended September 26, 2025, versus $132.6 million, or 18.7% of revenue, during the prior year period. The increase in SG&A expenses, both in total dollars and as a percentage of revenue, was primarily driven by costs associated with planning and design phase of our ERP system implementation, costs associated with an officer transition, costs incurred in connection with an insurance recovery claim, and increased costs from the current year acquisition.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $6.9 million, or 2.8% of revenue, during the three months ended September 26, 2025, versus $6.6 million, or 2.7% of revenue, during the prior year period.

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $19.4 million, or 2.7% of revenue, during the nine months ended September 26, 2025, versus $19.2 million, or 2.7% of revenue, during the prior year period.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $6.7 million during the three months ended September 26, 2025, versus $2.5 million during the prior year period. The increase in restructuring, acquisition and related costs was primarily due to expenses related to the 2025 restructuring program.

We recorded restructuring, acquisition, and related costs of $16.8 million during the nine months ended September 26, 2025, versus $7.3 million during the prior year period. The increase in restructuring, acquisition and related costs was primarily due to expenses related to the 2025 restructuring program, and an increase in acquisition and related expenses related to our current year acquisition, partially offset by a gain on the sale of an owned facility.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Operating Income (Loss)
Automation Enabling Technologies	$27,350	$30,063	$85,711	$75,513
Medical Solutions	15,916	16,323	36,569	50,490
Unallocated	(21,418)	(13,831)	(53,100)	(42,126)
Total	$21,848	$32,555	$69,180	$83,877

Automation Enabling Technologies

Automation Enabling Technologies segment operating income was $27.4 million, or 21.8% of revenue, during the three months ended September 26, 2025, versus $30.1 million, or 23.4% of revenue, during the prior year period. The decrease in operating income was primarily due to a decrease in gross profit of $1.3 million, an increase in R&D expenses of $0.8 million, and an increase in SG&A expenses of $0.5 million.

Automation Enabling Technologies segment operating income was $85.7 million, or 23.2% of revenue, during the nine months ended September 26, 2025, versus $75.5 million, or 20.8% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $5.7 million, a decrease in restructuring, acquisition and related costs of $3.5 million, and a decrease in amortization expenses of $1.1 million.

Medical Solutions

Medical Solutions segment operating income was $15.9 million, or 13.0% of revenue, during the three months ended September 26, 2025, versus $16.3 million, or 14.1% of revenue, during the prior year period. The decrease in operating income was primarily due to an increase in restructuring, acquisition and related costs of $2.0 million, an increase in SG&A expenses of $1.0 million, and an increase in amortization expenses of $0.6 million, partially offset by an increase in gross profit of $3.3 million.

Medical Solutions segment operating income was $36.6 million, or 10.4% of revenue, during the nine months ended September 26, 2025, versus $50.5 million, or 14.5% of revenue, during the prior year period. The decrease in operating income was primarily due to an increase in restructuring, acquisition and related costs of $8.5 million, an increase in SG&A expenses of $4.3 million, an increase in R&D expenses of $3.1 million, and an increase in amortization expenses of $1.2 million, partially offset by an increase in gross profit of $3.2 million.

Unallocated

Unallocated costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended September 26, 2025 increased $7.6 million versus the prior year period. The increase in operating loss was primarily driven by costs associated with planning and design phase of our ERP system implementation, costs incurred in connection with an insurance recovery claim and officer transition costs.

These costs for the nine months ended September 26, 2025 increased $11.0 million versus the prior year period. The increase in operating loss was primarily driven by costs associated with planning and design phase of our ERP system implementation, officer transition costs, costs incurred in connection with an insurance recovery claim and costs associated with 2025 restructuring programs.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Interest income (expense), net	$(6,014)	$(8,079)	$(17,473)	$(24,599)
Foreign exchange transaction gains (losses), net	14	(202)	(3,098)	(787)
Other income (expense), net	(90)	(49)	(644)	(220)

Interest Income (Expense), Net

Net interest expense was $6.0 million for the three months ended September 26, 2025, versus $8.1 million for the prior year period. The decrease in net interest expense was primarily due to a decrease in the average debt levels under our senior credit facilities and a decrease in the weighted average interest rate. The weighted average interest rate on our senior credit facilities was 5.32% during the three months ended September 26, 2025, versus 6.83% during the prior year period.

Net interest expense was $17.5 million for the nine months ended September 26, 2025, versus $24.6 million for the prior year period. The decrease in net interest expense was primarily due to a decrease in the average debt levels under our senior credit facilities and a decrease in the weighted average interest rate. The weighted average interest rate on our senior credit facilities was 5.48% during the nine months ended September 26, 2025, versus 6.68% during the prior year period.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were less than $0.1 million for the three months ended September 26, 2025 versus $(0.2) million for the prior year period.

Foreign exchange transaction gains (losses) were $(3.1) million for the nine months ended September 26, 2025 and $(0.8) million for the prior year period. The increase in net foreign exchange transaction losses was primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro, and realized losses on foreign currency contracts.

Other Income (Expense), Net

Net other expense was nominal for the three and nine months ended September 26, 2025 and the three and nine months ended September 27, 2024.

Income Tax Provision (Benefit)

Our effective tax rate for the three months ended September 26, 2025 was 32.4%, versus 20.8% for the prior year period. Our effective tax rate of 32.4% for the three months ended September 26, 2025 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign Derived Intangible Income (“FDII”) and R&D tax credits, and U.K. patent box deductions; partially offset by various non-deductible transaction-related and compensation expenses and uncertain tax position accruals.

Our effective tax rate for the three months ended September 27, 2024 of 20.8% differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for FDII, U.K. patent box deductions and R&D tax credits, partially offset by disallowed compensation deductions, uncertain tax position accruals, and Pillar Two inclusion.

Our effective tax rate for the nine months ended September 26, 2025 was 24.2%, versus 18.3% for the prior year period. Our effective tax rate of 24.2% for the nine months ended September 26, 2025 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for FDII and R&D tax credits, and U.K. patent box deductions; partially offset by various non-deductible transaction-related and compensation expenses and uncertain tax position accruals.

Our effective tax rate of 18.3% for the nine months ended September 27, 2024 differs from the Canadian statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for FDII, U.K. patent box deductions, R&D tax credits and windfall tax benefits upon vesting of certain share-based compensation awards, partially offset by disallowed compensation deductions, uncertain tax position accruals, and Pillar Two inclusion. For the nine months ended September 27, 2024, the tax benefits upon vesting of certain share-based compensation awards had a benefit of 3.1% on our effective tax rate.

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

On July 4, 2025, the U.S. enacted H.R.1 - One Big Beautiful Bill Act (the “Act”). The Act contains numerous income tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We continue to evaluate the implications of the Act on our consolidated financial statements and related disclosures. We included an estimated impact of items affecting our income tax expense for the three and nine months ended September 26, 2025.

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

As of September 26, 2025, $58.0 million of our $89.2 million cash and cash equivalents was held by subsidiaries outside of Canada and the U.S. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities. Approximately $162.9 million of our outstanding term loan and revolver borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the U.S. as of September 26, 2025. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

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

As of September 26, 2025, we had $150.4 million term loans and $306.6 million revolver borrowings outstanding under our Senior Credit Facilities. Borrowings under the Credit Agreement bear interest at the Base Rate (as defined in the Credit Agreement) plus a margin ranging between zero and 0.75% per annum, determined by reference to the our consolidated leverage ratio, or SOFR, SONIA or EURIBOR, as applicable, plus a margin ranging between 1.00% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the Revolving Facility. As of September 26, 2025, we had outstanding borrowings under the Credit Agreement denominated in Euro and U.S. dollars of $162.9 million and $294.1 million, respectively.

The Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of September 26, 2025:

	Requirement	Actual
Maximum consolidated leverage ratio (1)	3.50	1.89
Minimum consolidated fixed charge coverage ratio	1.25	5.65

(1) Maximum consolidated leverage ratio shall be increased to 4.00 for four consecutive quarters following a designated acquisition, as defined in the Fourth Amended and Restated Credit Agreement.

Share Repurchase Plans

Our Board of Directors may approve share repurchase plans from time to time. Under these repurchase plans, shares may be repurchased at our discretion based on the ongoing assessment of the capital needs of the business, the market price of our common shares, and general market conditions. Shares may also be repurchased through an accelerated share purchase agreement, on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. Repurchases may be made under certain SEC regulations, which would permit common shares to be repurchased when we would otherwise be prohibited from doing so under insider trading laws. While the share repurchase plans are generally intended to offset dilution from equity awards granted to our employees and directors, the plans do not obligate us to acquire any particular amount of common shares. No time limit is typically set for the completion of the share repurchase plans, and the plans may be suspended or discontinued at any time. We expect to fund share repurchases through cash on hand and cash generated from operations.

In February 2020, our Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of $50.0 million worth of common shares. Share repurchases have been made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. We repurchased 179 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $21.1 million and average price of $118.09 per share during the nine months ended September 26, 2025. We had $28.4 million available for share repurchases under the 2020 Repurchase Plan as of September 26, 2025.

In September 2025, our Board of Directors approved a new share repurchase plan (the “2025 Repurchase Plan”) authorizing the repurchase of an additional $200.0 million worth of common shares. The 2025 Repurchase Plan does not obligate the Company to acquire any particular amount of common shares. No time limit was set for the completion of the 2025 Repurchase Plan, and the plan may be suspended or discontinued at any time. No shares have been repurchased under the 2025 Repurchase Plan to date.

Cash Flows for the Nine Months Ended September 26, 2025 and September 27, 2024

The following tables summarize our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Nine Months Ended
	September 26,	September 27,
	2025	2024
Net cash provided by operating activities	$55,251	$96,950
Net cash used in investing activities	$(70,709)	$(206,113)
Net cash provided by financing activities	$(11,319)	$92,559

	September 26,	December 31,
	2025	2024
Cash and cash equivalents	$89,221	$113,989
Unused and available funds under the revolving credit facility	$543,387	$346,249

Operating Cash Flows

Cash provided by operating activities was $55.3 million for the nine months ended September 26, 2025, versus $97.0 million for the prior year period. Cash provided by operating activities for the nine months ended September 26, 2025 decreased from the prior year period primarily as a result of an increase in inventory and higher cash paid for income taxes.

Investing Cash Flows

Cash used in investing activities was $70.7 million for the nine months ended September 26, 2025, primarily driven by $64.3 million of cash consideration (net of cash acquired) paid for our 2025 acquisition and $12.0 million for capital expenditures, partially offset by $5.5 million of cash received from the sale of properties.

Cash used in investing activities was $206.1 million for the nine months ended September 27, 2024, primarily driven by $191.2 million of cash consideration (net of cash acquired) paid for our 2024 acquisition and $14.9 million for capital expenditures.

We expect to use an aggregate of approximately $15 million to $20 million in 2025 for capital expenditures related to investments in new property, plant and equipment for our existing businesses.

Financing Cash Flows

Cash provided by financing activities was $11.3 million for the nine months ended September 26, 2025, primarily driven by $72.8 million of borrowings under our revolving credit facility to fund our 2025 acquisition, partially offset by $49.2 million of term loan and revolving credit facility repayments, $20.2 million related to the repurchase of common shares and $7.7 million of payroll tax payments upon vesting of share-based compensation awards.

Cash provided by financing activities was $92.6 million for the nine months ended September 27, 2024, primarily driven by $198.0 million of borrowings under our revolving credit facility to fund our 2024 acquisition, partially offset by $96.0 million of term loan and revolving credit facility repayments and $8.9 million of payroll tax payments upon vesting of share-based compensation awards.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates through September 26, 2025 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recent Accounting Pronouncements

See Note 1 to Unaudited Interim Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended September 26, 2025, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 26, 2025, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 26, 2025.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended September 26, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A large portion of our product sales are dependent on our customers’ need for increased capacity, productivity and cost saving initiatives, improved product quality and performance, and new investments. Weaknesses in our end markets could negatively impact our revenue and gross margin and consequently have a material adverse effect on our business, financial condition and results of operations. A severe and/or prolonged overall economic downturn or a negative or uncertain political climate could lead to weaknesses in our end markets and adversely affect our customers’ financial condition and the timing or levels of our customers’ capital expenditures or business activities. We have experienced significant cyclical end market fluctuations in the past. For example, diminished growth expectations, economic and political uncertainty in regions across the globe and effects of the COVID-19 pandemic adversely impacted our customers’ financial condition and ability to maintain product order levels and reduced the demand for our products in 2020, and other pandemics and public health crises could have similar consequences. Political conditions, including new and changing laws or tariffs, regulations, government funding, executive orders and enforcement priorities, may impact customer budgets and create uncertainty about how such laws and regulations will be interpreted and applied, which may impact customer demand and adversely impact our business. For example, changes in the regulatory environment affecting life sciences, bioprocessing, and pharmaceutical companies, and reduced headcount and budget allocations to government agencies that fund research and development activities, such as the U.S. Food and Drug Administration (“FDA”), U.S. National Institutes of Health (“NIH”), or targeted headcount reductions or cancellations of certain grants or contracts by the U.S. federal government, could adversely affect our business or results of operations. In addition, certain sub-segments of the advanced industrial market that we serve, including the microelectronics and industrial capital equipment sector, are cyclical and have historically experienced periods of oversupply, resulting in downturns in demand for capital equipment in which many of our products are used. It is difficult to predict the timing, length and severity of these downturns and their impact on our business. Further, our order levels or results of operations for a given period may not be indicative of order levels or results of operations for subsequent periods. For the foreseeable future, our operations will continue to depend upon industries that are subject to market cycles which, in turn, could adversely affect the market demand for our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of the Company’s common shares during the three months ended September 26, 2025.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	Approximate Dollar Value That May Yet Be Purchased Under the Plans or Programs(1) (2)
June 28, 2025 - August 1, 2025	—	$—	—	$43,342,302
August 2, 2025 - August 29, 2025	102,272	$114.63	102,272	$31,618,822
August 30, 2025 - September 26, 2025	30,747	$105.11	30,747	$228,386,953
Total	133,019		133,019

(1) In February 2020, the Company’s Board of Directors (the “Board”) approved the 2020 Repurchase Plan, authorizing the repurchase of $50.0 million worth of common shares. During the nine months ended September 26, 2025, the Company repurchased 179 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $21.1 million and an average price of $118.09 per share. The Company had $28.4 million available for share repurchases under the 2020 Repurchase Plan as of September 26, 2025.

(2) In September 2025, the Board approved the 2025 Repurchase Plan, authorizing the repurchase of an additional $200.0 million worth of common shares. No shares have been repurchased under the 2025 Repurchase Plan to date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K

On October 31, 2025, the Board elected Matthew Farrell to the Board to fill the vacancy created by Barbara Hulit’s resignation. Mr. Farrell will serve on the Board and as a member of the Audit Committee of the Board, effective November 2, 2025.

Mr. Farrell will be entitled to the standard compensation paid to non-employee directors as stipulated in the Company’s Non-Employee Director Compensation Policy, including an annual cash retainer for Board service of $67,500, an annual cash retainer for Audit Committee service of $10,000 and an annual equity award with a fair value on the date of grant of $200,000, which will be granted in the form of restricted stock units. Such compensation will be prorated for 2025 to reflect Mr. Farrell’s actual period of service during the year.

In connection with his appointment, Mr. Farrell will enter into the Company’s standard indemnification agreement for directors and officers. Mr. Farrell has no direct or indirect material interest in any related person transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors during the three months ended September 26, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), are summarized below.

Name	Title	Action	Date	Total Shares to Be Sold	Expiration Date
Thomas N. Secor	Director	Adoption	September 11, 2025	1,495	September 11, 2026
Matthijs Glastra(1)	Chair of the Board of Directors and Chief Executive Officer	Adoption	September 11, 2025	68,000	July 2, 2026

(1)This written plan was adopted through a trust for which Mr. Glastra’s spouse is a trustee.

None of our officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, during the three months ended September 26, 2025.

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board of Directors and Chief Executive Officer	November 3, 2025
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	November 3, 2025
Robert J. Buckley