Form 10-K
period 2025-12-31
NOVANTA INC
filed 2026-02-23
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(781) 266-5700

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	NOVT	The Nasdaq Global Select Market
6.50% Tangible Equity Units	NOVTU	The Nasdaq Global Select Market

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

The aggregate market value of the outstanding common shares held by non-affiliates of the Registrant, based on the closing price of the common shares reported on the Nasdaq Global Select Market on the last business day of the most recently completed second fiscal quarter (June 27, 2025) was $3,496,559,430. For purposes of this disclosure, common shares held by officers and directors of the Registrant and by persons who held more than 10% of the Registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of February 16, 2026, there were 35,683,769 shares of the Registrant’s common shares, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders scheduled to be held on May 28, 2026 to be filed with the Securities and Exchange Commission are incorporated by reference in answers to Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Boston, Massachusetts, United States
Former Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Boston, Massachusetts, United States

NOVANTA INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2025

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

Item 1. Business

Overview

Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, “Novanta”, “we”, “us”, “our”) is a leading global supplier of core technology solutions that give medical, life science, and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. We combine deep proprietary technology expertise and competencies in precision medicine, precision manufacturing, robotics and automation, and advanced surgery with a proven ability to solve complex technical challenges. This enables us to engineer proprietary technology solutions that deliver extreme precision and performance, tailored to our customers' demanding applications.

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

Strategy

Our strategy is to drive sustainable, profitable growth through short-term and long-term initiatives, including:

•
disciplined focus on our diversified business model of providing proprietary technology solutions to long life-cycle OEM customer platforms in attractive medical and advanced industrial niche markets;
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
•
strengthening our operational performance to expand profit margins and enhance customer satisfaction by deploying lean manufacturing principles and advancing strategic sourcing initiatives across our major production sites, while regionalizing our manufacturing footprint a establishing manufacturing centers of excellence to achieve greater efficiency and reduce overall production complexity; and
•
advancing a people first culture that promotes a growth mindset, cohesive and engaged teams, and continuous employee development to enable long‑term organizational excellence.

Recent Developments

On November 12, 2025, we issued 12,650,000 of our 6.50% tangible equity units (“Units”) at $50.00 per Unit, via a registered public offering. Each tangible equity unit is comprised of a prepaid stock purchase contract and a senior amortizing note due November 1, 2028 issued by the Company. The Company recorded net proceeds from the offering of $613.1 million. The tangible equity units are listed on Nasdaq under the ticker symbol “NOVTU.”

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

Business Environment

In recent years, the global economy has faced significant challenges, including inflation, supply chain disruptions, business slowdowns, labor shortages, and market volatility, and new and proposed tariffs announced by the U.S. Presidential Administration have introduced additional uncertainty. We address macroeconomic challenges by continuing to execute our strategy. There have been improvements in the supply chain with better on-time deliveries, and recent efforts have successfully addressed talent shortages. However, uncertainty remains about overall macroeconomic conditions due to geopolitical tensions and changes in trade policies.

Economic tensions and changes in trade policies, such as higher tariffs, retaliatory measures, renegotiated free trade agreements, changes in government funding, and the ongoing impact from prolonged inflationary pressures have impacted the global market for our products and the related cost to manufacture.

Acquisitions

We continuously evaluate our business mix and financial performance and have executed a series of acquisitions in line with our strategy. The following table summarizes significant acquisitions since 2017:

Company	Year of Acquisition	Total Purchase Price (in millions)
Keonn Technologies, S.L.	2025	$75.1
Motion Solutions Parent Corp.	2024	$192.0
MPH Medical Devices S.R.O.	2022	$22.6
ATI Industrial Automation, Inc.	2021	$223.9
Schneider Electric Motion USA, Inc.	2021	$118.6
ARGES GmbH	2019	$73.2
Zettlex Holdings Limited	2018	$32.0
Laser Quantum Limited (24%)(1)	2018	$45.1
Laser Quantum Limited (35%)	2017	$31.1
W.O.M. World of Medicine GmbH	2017	$134.9

(1)
After the acquisition of the remaining (approximately 24%) noncontrolling interests of Laser Quantum Limited (“Laser Quantum”) in September 2018, we owned 100% of the outstanding equity of Laser Quantum.

Segments

Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. Our CODM utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company. Based upon the information provided to the CODM, we have determined that we have two reportable segments.

Our reportable segments have been identified based on commonality and adjacency of end markets and customers amongst our individual product lines. We evaluate the performance of, and allocate resources to, our segments based on revenue, gross profit and operating profit. The following table shows the external revenues, gross profit margin and operating profit for each of the segments for the year ended December 31, 2025 (dollars in millions):

	Revenue	Gross Profit Margin	Operating Profit
Automation Enabling Technologies	$500.8	47.8%	$114.5
Medical Solutions	$479.8	41.6%	$51.2

See Note 19 to Consolidated Financial Statements for additional financial information about our reportable segments.

Automation Enabling Technologies

The Automation Enabling Technologies segment designs, manufactures and markets laser beam steering and scanning solutions, laser sources, robotic and precision motion, robotic end-of-arm tooling, and bearing spindles to customers worldwide. The segment serves highly demanding applications for advanced industrial processes, advanced industrial and medical robotics, other medical and life science automation applications, and medical laser procedures such as ophthalmology applications. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells the majority of these products directly, utilizing a highly technical sales force, and also sells some indirectly, through resellers and distributors.

The Automation Enabling Technologies segment is comprised of the following product lines:

Product Lines	Description
Laser Beam Steering and Scanning Solutions

Optical scanning and scan heads that provide precise control and delivery of laser beams through motorized manipulation of mirrors and optical elements integrated by OEM manufacturers. Advanced industrial applications include additive manufacturing, packaging converting, laser marking, micromachining and metrology. Medical applications include optical coherence tomography imaging, microscopy, and laser-based vision correction.

Laser Sources

Diode, Diode-pumped solid-state lasers and CO2 lasers. Applications include particle detection metrology, additive manufacturing, packaging converting, laser marking, micromachining, and medical applications in dental and dermatology.

Robotic and Precision Motion

Position sensors, force torque sensors, precision motors and servo drives, and advanced motion control software for high‑performance motion control and sensing. Applications include robotic surgery, warehouse automation, humanoids, semiconductor, agricultural, metrology, satellite communications, medical devices, and laboratory and diagnostics equipment.

Robotic end-of-arm tooling

Robotic accessories and end-of-arm tooling, including tool changers, multi-axis force torque sensors, collision sensors, and compliance devices. Applications include advanced industrial and automotive robotics.

Air Bearing Spindles	High-speed and precision air bearings and air bearing spindles. Applications include printed circuit board (“PCB”) manufacturing, and semiconductor manufacturing equipment.

Medical Solutions

The Medical Solutions segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators and endoscopic pumps and related disposables, imaging, identification and RFID solutions, advanced motion control solutions, light engines, and integrated operating room technologies. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells the majority of these products directly, utilizing a highly technical sales force, and also sells some indirectly, through resellers and distributors.

The Medical Solutions segment is comprised of the following product lines:

Product Lines	Description
Medical Insufflators, Endoscopic Pumps and related disposables	Insufflators, endoscopic pumps, and related disposables, and other accessories for minimally invasive surgery.

Imaging, Identification and RFID Solutions

Camera-based machine vision products and solutions used for image analysis within medical devices and advanced industrial applications, RFID technologies via High-Frequency (HF) and Ultra-High Frequency (UHF) readers, writers and antennas for applications such as surgical part tracking and counterfeit detection, and embedded and handheld data collection products for barcode identification.

Advanced Motion Control Solutions

High-precision, customized subsystems and components, specializing in proprietary precision motion and advanced motion control solutions for applications such as life sciences, medical equipment, industrial automation, and semiconductor manufacturing equipment.

Light Engines	Optical light engine products that integrate lasers into light engines with full beam parameter control. Applications include DNA sequencing.

Integrated operating room technologies

Imaging management solutions for real-time distribution, documentation, control, recording, and streaming in surgical applications, high definition wireless transmission of video in minimally invasive surgical equipment, and embedded capacitive and resistive touch panel technology for high-performance user interfaces.

End Markets

We primarily operate in two end markets: the medical market and the advanced industrial market.

Medical Market

For the year ended December 31, 2025, the medical market accounted for approximately 53% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital, life science, and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, demand levels for life science automation technology, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the year ended December 31, 2025, the advanced industrial market accounted for approximately 47% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers’ Index on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Customers

We have a diverse group of customers that includes companies that are global leaders in the medical and advanced industrial markets. Many of our customers participate in several market industries. During the year ended December 31, 2025, two OEM customers, each operating primarily in the medical end market across multiple product lines, represented approximately 12% and 11%, respectively, of our consolidated revenue. During the years ended December 31, 2024, and December 31, 2023, revenue from an OEM customer primarily in the medical end market accounted for approximately 10% of our consolidated revenue.

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

Backlog

As of December 31, 2025 and December 31, 2024, our consolidated backlog was approximately $481.2 million and $445.5 million, respectively. Most orders included in backlog represent open orders for products and services that, based on management’s projections, have a reasonable probability of being delivered over the subsequent twelve months. The ability to reschedule orders included in backlog varies depending on the customer and the order. Management believes that backlog typically is not a complete indicator of future business prospects for any of our reportable segments due to the ability of customers to reschedule orders based on their updated demand, changes in customer order lead times, and potential fluctuations in our supply chain and manufacturing capacity. Therefore, backlog as of any date should not be relied upon as a complete indicator of our revenues for any future period.

Manufacturing

The majority of our manufacturing functions are performed internally, while a relatively small portion of our manufacturing processes are outsourced to highly qualified third parties primarily for cost related reasons.

Products offered by our Automation Enabling Technologies segment are manufactured at facilities in Apex, North Carolina; Bedford, Massachusetts; Marlborough, Connecticut; Mukilteo, Washington; Rocklin, California; Suzhou, China; and Taunton and Manchester, United Kingdom. Products offered by our Medical Solutions segment are primarily manufactured at facilities in Irvine, California; Syracuse, New York; Ludwigsstadt, Germany; Manchester, United Kingdom; Barcelona, Spain; and Přelouč, Czech Republic.

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

Human Capital

We believe that our employees are our most important asset. The Chief Human Resources Officer (“CHRO”) is responsible for developing and executing our human capital strategy. This includes the acquisition, development, and retention of talent to deliver on our strategy as well as the design of employee compensation and benefits, and inclusion and belonging initiatives. The Chief Executive Officer (“CEO”) and the CHRO regularly update our board of directors on the operation and status of these human capital activities, including, but not limited to, talent management, talent development, and succession planning. As of December 31, 2025, we employed approximately 3,000 people, of which approximately 36% were in the United States, 55% in Europe, and 9% in Asia. We win with our customers by delivering new technology innovations through our engineering teams of approximately 600 employees.

We believe that our employees have a meaningful role in helping us develop our culture. We utilize survey feedback mechanisms to measure employee engagement and organizational health. This enables us to gain insight into our current status and identify areas where we can improve. We have conducted seven surveys of our entire employee population since 2018. We compare our employee engagement and organizational health scores against benchmark populations within our survey vendor's database. Our employee satisfaction score in the most recent survey in February 2025 was 97% of the benchmark score. This is an improvement of 2 percentage points compared to 2024. Following each survey cycle, we review the results with our teams across the Company and develop specific action plans based on the feedback we receive. We implement our action plans with the goal of improving our overall organizational health and employee engagement.

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

The Novanta Way

The Novanta Way defines our performance culture and begins with building cohesive teams based on trust, commitment, and accountability. Our aim is to foster a collaborative workplace, reflected in our governance, leadership, and technical expertise at all levels in the organization. Our policy is to not tolerate discrimination and harassment. We expect our teams to respect our core values and conduct themselves ethically at all times in accordance with the Novanta Code of Ethics and Business Conduct.

Our leadership team continues to sponsor and support our Employee Resources Groups (“ERGs”) and Affinity Groups (“AG”) to support inclusion and sense of belonging among our employees leading to greater employee engagement. Our ERGs and Affinity Groups are open to all employees.

Compensation and Benefits

We strive to provide market competitive compensation, benefits and services that help meet the varied needs of our employees. In addition to salaries and wages, these programs, which vary by country, can include annual bonuses, sales bonus plans, stock-based compensation awards, defined contribution retirement savings plans with company matching contributions, healthcare and other insurance benefits, flexible spending accounts, health savings accounts with company matching contributions, flexible time off, paid time off, paid family leave, and tuition assistance. Our larger U.S. facilities offer onsite health coaching on a regular basis. Additionally, all U.S. employees and their families have access to Virtual health coaches and a dedicated wellness portal. Employees and their families enrolled in the Company's medical plan also have access to telemedicine support seven days a week, twenty-four hours a day. Our bonus and variable sales compensation plans allow for higher payouts when goals are exceeded and lower or no payouts when goals are not achieved as planned.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification or approval of a premarket approval application (“PMA”). Under the FDCA, medical devices are classified into one of three classes - Class I, Class II or Class III - depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality Management System Regulation (the “QMSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA, requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed. In many cases, our customers are responsible for compliance with the FDA’s requirements applicable to medical devices. However, we also currently market certain Class II medical device products independently that are subject to these requirements.

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
•
QMSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
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

Our manufacturing processes are required to comply with the applicable portions of the QMSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QMSR also requires, among other things, maintenance of a medical device file. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with QMSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (EUDAMED), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (“UDI-DI”), specific to a device, and a production identifier (“UDI-PI”) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on EUDAMED, which includes the UDI database, and for keeping it up to date. The obligations for registration in EUDAMED will become applicable on May 28, 2026 (for the four first modules related to (i) economic factor and (ii) UDI/devices registrations, (iii) notified bodies and certificates, and (iv) market surveillance). Until EUDAMED is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

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

Furthermore, on June 16, 2025, an amendment to the UK Medical Devices Regulations became applicable which aims to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. It also aims to facilitate greater traceability of incidents and trends enabling the MHRA to act swiftly when needed to address safety issues and support the entire health system in better protecting patients. A draft of additional legislation in relation to the pre-market requirements for medical devices in Great Britain is expected in 2026 and aims to enable greater international collaboration and practices, with more patient-centered, proportionate requirements for medical devices which are responsive to technological advances.

Under the UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, Class I (non-sterile, non-measuring or non-re-useable) medical devices need to be “UKCA” self-certified, and other medical devices need to be “UKCA” certified by a UK approved body. However, certain medical devices in compliance with: (1) the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028; or (2) the EU Medical Devices Regulation can continue to be placed on the Great Britain market until June 30, 2030.

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

Other Information

We maintain a website with the address https://www.novanta.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available for download, free of charge through our website (https://investors.novanta.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and amendments to these reports as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). In addition, our reports and other information are filed with securities commissions or other similar authorities in Canada and are available over the Internet at https://www.sedarplus.ca/home/.

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

Technology requirements in our markets are constantly changing. We must continually introduce new products that meet evolving customer needs. Our ability to grow depends on the successful development, introduction and market acceptance of new or enhanced products that address our customers’ requirements. Developing new technology is a complex and uncertain process requiring us to accurately anticipate technological and market trends and meet those trends with the right products. Our research and development efforts may not lead to the successful introduction of products within the time frame that our customers demand. Our competitors may also introduce new or improved products, processes or technologies that make our current or proposed products obsolete or less competitive. Additionally, the rapid advancement of artificial intelligence and machine learning technologies may accelerate the pace of innovation in our industry, potentially shortening product lifecycles, enabling competitors to achieve faster time-to-market, and requiring us to invest more heavily in AI-enabled capabilities to remain competitive. We may not manage the transition from older products effectively to minimize disruption in customer ordering patterns, avoid excess inventory and ensure adequate supplies of new products. New products may have fewer features than originally considered desirable, may have higher costs than initially estimated, may contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems. There could be difficulties in sourcing components for new products and delays in starting volume production. New products may also not be commercially successful as we cannot predict how the market will react to new products introduced by us or to enhancements made to our existing products. Failure to develop and introduce new products, failed market acceptance of new products or problems associated with new product transitions could impede our revenue growth, lead to loss of market share, and negatively affect our results of operations and our competitiveness in the market.

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

Delays in shipments near the end of a reporting period due to rescheduling by customers or unexpected production delays experienced by us may cause revenue in the period to decline significantly and may have a material adverse effect on our operating results for that period. In addition, shipment delays caused by our third‑party shipping carriers or by government regulations affecting the movement of goods may further increase the risk of timing‑related revenue shortfalls and negatively impact our operating results.

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

Like other global companies, there are constant cyber related threats and risks from internal and external perpetrators of random or targeted malicious cyberattacks, computer viruses, malware, worms, bot attacks or other destructive or disruptive software (for example, ransomware) and attempts to misappropriate customer information and cause system failures and disruptions, malfeasance by insiders, human or technological error, as well as power outages, natural disasters, hardware and software bugs, misconfigurations or failures, and other unforeseen events. We have experienced cyberattacks and other security incidents in the past and expect to experience such attacks and incidents in the future. We expect the frequency and magnitude of cyberattacks to continue to accelerate as attackers are becoming increasingly more sophisticated, for example, by using artificial intelligence to automate and enhance attacks, and by using techniques designed to circumvent controls, avoid detection, and obfuscate forensic evidence, such that we may be unable to timely or effectively detect, identify, investigate or remediate attacks in the future. In addition, remote and hybrid working arrangements have increased the risk of cybersecurity incidents given the prevalence of phishing and vulnerabilities inherent in non-corporate and home computing environments.

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

During the year ended December 31, 2025, approximately 47% of our revenues were from customers outside of the U.S. The scope of our international operations subjects us to risks that could materially impact our results of operations, including:

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

Our sales channels and supply chain in the international marketplace make us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we sell, cross international borders. Trade tensions between countries have escalated in recent years. For example, U.S. tariff impositions against Chinese exports in recent years were followed by retaliatory Chinese tariffs on U.S. exports to China. Certain of the raw materials and components we purchase from China are or were subject to these tariffs, which have increased our manufacturing costs and have made our products less competitive than those of our competitors whose inputs are not subject to these tariffs. Such tariffs may increase in the future. Certain of our finished products manufactured in the U.S. have been and may in the future be subject to retaliatory tariffs in China, which may increase our costs and make our products less competitive than those of our competitors whose products are not subject to such retaliatory tariffs. If heightened tariffs or trade restrictions were to be imposed in the future, we may not be able to mitigate their impacts, and our business, results of operations and financial position could be materially adversely affected. Products we sell into certain other foreign markets could also become subject to retaliatory tariffs, making our products uncompetitive to similar products not subjected to such import tariffs. Further changes in trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials or components may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials or components, which would have a material adverse effect on our business, results of operations and financial condition.

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

As part of our business strategy, we expect to broaden our product and service offerings by acquiring businesses, technologies, assets and product lines that, we believe, complement or expand our existing businesses. We may have difficulty finding acquisition opportunities, or if we do identify these opportunities, we may not be able to complete the transactions for various reasons, including a failure to secure financing on acceptable terms. In recent years, we have made a number of acquisitions, including the acquisitions of Keonn Technologies, S.L., Motion Solutions Parent Corp., MPH Medical Devices S.R.O., ATI Industrial Automation, Inc., and Schneider Electric Motion USA, Inc., and we expect to continue to make acquisitions in the future. We may fail to successfully integrate acquired businesses, products, technologies or personnel into our businesses and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisitions. If we are not able to successfully achieve these objectives, the anticipated benefits of such acquisitions may not be realized fully or at all, and our results of operations could be adversely affected. If we consummate multiple acquisitions in a relatively short amount of time, these risks will be heightened due to limited resources available to integrate these new businesses. Our acquisition activities may divert management’s attention from our regular operations. Managing a larger and more geographically dispersed operation and product portfolio could also pose challenges for our management team.

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

We assemble our products at our facilities in the U.S., the U.K., Germany, Czech Republic and China. Each of our products is typically manufactured in a single manufacturing location. If our production activities at any of our manufacturing facilities were disrupted, including by mandatory power consumption reductions, natural disasters or other extreme weather events, health epidemics, acts of terrorism or otherwise, our operations would be negatively impacted until we could establish alternative production and service operations. Significant production difficulties could also be the result of: mistakes made while transferring manufacturing processes between locations; changing process technologies; ramping production; installing new equipment at our manufacturing facilities; implementing new information technology systems; shortage of key components; and loss of electricity or employees’ access to the manufacturing facilities due to man-made and natural disasters.

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

Some of our products, and the related development, manufacturing and commercialization activities are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), and by comparable or other regulatory agencies and governing bodies in the U.S. and around the world. Under the FDCA, medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the U.S. In the EU, medical devices must comply with the EU Medical Devices Regulation, including the general safety and performance requirements in Annex I to the EU Medical Devices Regulation, which require that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, medical devices must undergo a conformity assessment procedure, which varies according to the type of medical device and its risk classification, and which requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the European Conformity (“CE”) mark to the device, which allows the device to be placed on the market throughout the EU.

If we fail to comply with applicable laws and regulations and the requirements described above or if we do not successfully pass a required audit, we would be unable to affix the CE mark to our products, which would likely prevent us from selling them within the EU or the EEA. The process of obtaining marketing approval, certification or clearance from the FDA, comparable agencies, or notified bodies in foreign countries for new products, or with respect to enhancements or modifications to existing products, could take a significant period of time; require substantial resources; involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance; require changes to products; and result in limitations on the indicated uses of products.

In addition, exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated. Most countries outside of the U.S. require that product approvals be renewed or recertified on a regular basis, generally every four to five years, in order for us to continue selling our products in those countries. The renewal or recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and conduct appropriate testing to document continued compliance. There can be no assurance that we will receive the required approvals or certification for new products or modifications to existing products on a timely basis or that any approval or certification will not be subsequently withdrawn or conditioned upon extensive post-market study requirements.

In the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. Their designation process has experienced considerable delays in recent years. Despite a recent increase in designations, the current number of notified bodies designated under the new regulation remains significantly lower than the number of notified bodies designated under prior regulations. The current designated notified bodies are therefore facing a backlog of requests, and as a consequence, review times have lengthened. This situation may impact the conduct of our business in the EU and the EEA and the ability of our notified body to timely review and process our regulatory submissions and perform its audits.

The FDA, other worldwide regulatory agencies, and notified bodies actively monitor compliance with local laws and regulations through review, inspection and audit of design and manufacturing practices, recordkeeping, reporting of adverse events, labeling and promotional practices. These agencies worldwide can ban certain medical devices; detain or seize adulterated or misbranded medical devices; order recall, repair, replacement or refund of these devices; and require notification of healthcare professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA and other worldwide regulatory agencies can take action against a company that promotes “off-label” uses. The FDA may also enjoin and restrain a company for certain violations of the FDCA and regulations pertaining to medical devices, or initiate action for criminal prosecution of such violations. Similar requirements apply in foreign jurisdictions. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products, may limit our ability to obtain future premarket clearances, approvals or certifications, and could result in a substantial modification to our business practices and operations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements.

Regulations regarding the development, manufacture and sale of medical devices are evolving and subject to future changes. For instance, in 2021, the EU Medical Devices Regulation became applicable, and repealed and replaced the EU Medical Devices Directive and the EU Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states. The EU Medical Devices Regulation is intended to establish a uniform regulatory framework across the EU for medical devices. These requirements are in active implementation and may change as the European Commission adopts additional implementing acts and considers targeted revisions to related medical device rules. These modifications may have an effect on the way we conduct or intend to conduct our business in the EU and EEA.

The regulatory requirements for our products can differ in different jurisdictions. For example, Great Britain currently has a different regulatory framework for our products as compared to both Northern Ireland and the EU. Ongoing compliance with multiple, different regulatory requirements may result in increased complexity and costs for our business.

On June 16, 2025, an amendment to the UK Medical Devices Regulations became applicable, and it strengthened the post-market surveillance requirements for medical devices in Great Britain. In addition, the MHRA launched a consultation from November 14, 2024 to January 5, 2025 on proposals to update the pre-market requirements for medical devices in Great Britain.

Under the UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, Class I (non-sterile, non-measuring or non-re-useable) medical devices need to be self-certified, in accordance with United Kingdom Conformity Assessment (“UKCA”), and other medical devices need to be “UKCA” certified by a UK approved body. However, certain medical devices in compliance with the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028, while certain medical devices in compliance with the EU Medical Devices Regulation can continue to be placed on the Great Britain market until June 30, 2030. Medical devices also need to bear a physical UKCA mark in order to be lawfully placed on the Great Britain market. However, the MHRA intends to remove the requirement for a medical device and its labeling (i.e. packaging and instructions for use) in Great Britain to bear a physical UKCA mark. Instead, manufacturers would be required to assign a unique design identification (“UDI”) to a medical device and register the UDI in a publicly accessible database before the medical device is placed on the Great Britain market. If this change is implemented, we may no longer be required to affix the physical UKCA mark to our medical devices, but we may need to assign and affix a UDI, and register the UDI in a publicly accessible database. Understanding and ensuring compliance with any new requirements is likely to lead to further complexity and increased costs to our business.

From time to time, legislation is drafted and introduced in the U.S. that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of our future products under development or impact our ability to modify any products for which we have already obtained marketing authorizations on a timely basis or otherwise increase the costs associated with compliance. For example, on February 2, 2026, the FDA’s final rule implementing the FDA’s Quality Management System Regulation (“QMSR”) became effective. The QMSR, which replaced the FDA’s former Quality System Regulation, sets forth the FDA’s cGMP requirements for medical devices, and among other things, incorporates by reference certain elements of the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:216 are substantially similar to those set forth in the QMSR, and although our quality management system is designed to comply with ISO:13485, the FDA has indicated that ISO:13485 certification alone will not ensure compliance under the QMSR, nor will ISO certification exempt manufacturers from FDA inspection. The QMSR also includes certain compliance obligations, such as those relating to unique device identification, product traceability, and maintenance of complaint and service records, that align more closely with the FDA’s existing medical device requirements than with ISO standards. Accordingly, it remains unclear the extent to which the QMSR may impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business.

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

A portion of our revenue is derived from our European and Asian operations and includes transactions in Euros, British Pounds, Chinese Yuan and Japanese Yen, while our products are mainly manufactured in the U.S., the U.K., Czech Republic, Germany and China. In the event of a decline in the value of the Euro, British Pounds, Chinese Yuan or Japanese Yen, we typically experience a decline in our revenues and profit margins. If we increase the selling prices on our products sold in Europe and Asia in order to maintain profit margins and recover costs, we may lose customer sales to lower cost competitors. Consequently, a strong U.S. dollar may adversely affect reported revenues and our profitability.

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

As of December 31, 2025, we had $828.1 million of net intangible assets, including goodwill, on our consolidated balance sheet. Net intangible assets consist principally of goodwill, customer relationships, patents, trademarks, tradenames, and core technologies. Goodwill and indefinite-lived intangible assets are tested for impairment at least on an annual basis. All other intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

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

Our top ten customers accounted for approximately 42% of our sales for the year ended December 31, 2025. In any one reporting period, our major customers may contribute an even larger percentage of our consolidated sales. The loss, or any significant reduction in orders from, any of these customers, including reductions due to economic, market or competitive conditions or regulatory requirements, would likely have a material adverse effect on our business, financial condition and results of operations. None of our significant customers has entered into an agreement with us requiring it to purchase any minimum quantity of our products.

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

There has been increased public focus and scrutiny from investors, governmental and nongovernmental organizations, customers, and other stakeholders and third parties on corporate sustainability and responsibility practices in recent years, including with respect to global warming and climate change, equity and inclusion, and labor and human rights, among other similar issues. Both the standard setting and regulatory landscapes are evolving and extremely complex, presenting significant compliance challenges. Such increased complexity and scrutiny may result in increased costs, increased risk of litigation or reputational damage relating to our sustainability and responsibility practices or performance, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations. Many different governmental organizations are promulgating reporting standards and rules that focus on a myriad of sustainability topics, including new reporting requirements in various jurisdictions. For example, we may be subject to, among others, the requirements of the EU Corporate Sustainability Reporting Directive, other EU directives, EU and EU member state regulations, various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) and/or from the State of California, pending ongoing litigation. Additional local, state, federal and international laws and rules with respect to sustainability and corporate responsibility matters may be enacted in the future and the extent and scope of their requirements and impacts on our business are unknown. As we continue to focus on developing our sustainability and corporate responsibility practices, such practices may not meet or be perceived to meet the standards of all of our stakeholders, and both advocates and opponents of such practices are increasingly resorting to a range of activism forms, including media campaigns, shareholder proposals, and litigations, to advance their perspectives. There has similarly been an increase in activism and litigation alleging that corporate equity and inclusion programs may discriminate against certain groups. Many of our large, global customers are also committing to long-term targets to reduce greenhouse gas emissions within their supply chains. If we are unable to support customers in achieving these reductions, we may lose revenue if our customers find other suppliers who are better able to support such reductions. A failure, or perceived failure, to respond to varying, and potential expectations of all key stakeholders could cause harm to our business and reputation and have a negative impact on the market price of our common shares. Further, organizations that provide information to investors on corporate governance and related matters have developed rating processes for evaluating companies on sustainability and corporate responsibility matters. Such ratings are used by some investors to inform their investment or voting decisions. Unfavorable ratings could lead to negative investor sentiment towards us and/or our industry, which could have a negative impact on our access to and costs of capital.

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

We may require additional capital to adequately respond to future business challenges or opportunities, including, but not limited to, the need to develop new products or enhance our existing products, the need to invest in cloud-based ERP systems, artificial intelligence systems, and other digital technology platforms to help accelerate the growth of our businesses, the need to build inventory or to invest other cash to support business growth, and opportunities to acquire complementary businesses and technologies.

As of December 31, 2025, we had outstanding debt of $149.0 million under our fourth amended and restated senior secured credit agreement (as amended, the “Fourth Amended and Restated Credit Agreement”), $850.0 million of additional borrowing capacity available under the revolving credit facility, and $110.6 million outstanding under the senior amortizing notes (the “Amortizing Notes”) component of our 6.50% tangible equity units (“Units”). If we are unable to satisfy the conditions in the Fourth Amended and Restated Credit Agreement or our needs exceed the amounts available under the revolving credit facility, we may need to obtain equity or debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution. Any new equity securities we issue could have rights, preferences and privileges superior to those of the holders of our common shares. Further, our Fourth Amended and Restated Credit Agreement restricts our ability to obtain additional debt financing from other sources. If we are unable to obtain adequate financing or obtain financing on terms satisfactory to us when we need it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common shares.

Our existing indebtedness could adversely affect our future business, financial condition and results of operations.

As of December 31, 2025, we had $259.6 million of total outstanding debt. This level of debt could have significant consequences on our future operations, including:

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

Our Fourth Amended and Restated Credit Agreement, as amended, contains covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our borrowings thereunder.

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

In addition, the market price of our common shares may be influenced by the Units. For example, the market price of our common shares could become more volatile and could be depressed by (i) investors’ anticipation of the potential resale in the market of a substantial number of our additional common shares received upon settlement of the purchase contracts that are a component of the Units; (ii) possible sales of our common shares by investors who view the Units as a more attractive means of equity participation in us than owning our common shares; and (iii) hedging or arbitrage trading activity that may develop involving the Units and our common shares.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could adversely affect our results of operations.

Customers with liquidity issues may lead to additional credit losses. There can be no assurance that our open credit customers will pay the amounts they owe to us or that the reserves we maintain will be adequate to cover such credit exposures. In addition, to the extent that turmoil in the credit markets or increases in interest rates make it more difficult for some customers to obtain financing, their ability to pay may be adversely impacted. Our customers’ failure to pay and/or our failure to maintain sufficient reserves could have a material adverse effect on our future cash flows and financial condition.

If we fail to maintain appropriate internal controls in the future, we may not be able to report our financial results accurately, which may adversely affect our stock price and our business.

While our management and our independent registered public accounting firm concluded that our internal control over financial reporting was effective as of December 31, 2025, it is possible that material weaknesses may be identified in the future.

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

Cybersecurity Governance

The Board of Directors (the “Board”) recognizes the need for continually monitoring information security risks and cybersecurity initiatives. The Audit Committee of our Board undertakes the primary oversight responsibility over our cybersecurity risks and information security controls. Management briefs the Audit Committee on information security matters at each quarterly meeting of the Audit Committee. In addition, management updates the Audit Committee regarding any potentially material cybersecurity incidents, if any, as well as any incidents with lesser potential impact.

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

Our management team, including our IT management team, is responsible for assessing and managing our material risks from cybersecurity threats. The CISO/CIO oversees the overall cybersecurity risk management program, and the Deputy Chief Information Security Officer (“DCISO”) has the primary operational responsibilities over our cybersecurity program, including supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants. The CISO, who is also our CIO, has over 25 years of experience managing global IT operations, including strategy, applications, infrastructure, information security, support and execution. The CISO/CIO holds a Master of Science degree in computer science and engineering (with a specialization in Information Assurance) and a Doctorate of Engineering Management/Systems Engineering degree. Our DCISO has over 18 years of experience in information security leadership and IT management, including strategy, risk management, compliance, data privacy, and governance. The Deputy CISO holds a Master of Science degree in Electrical Engineering and a Master of Business Administration (MBA) degree.

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

Item 2. Properties

Our principal owned and leased properties as of December 31, 2025 are listed in the table below.

Location	Principal Use	Current Segment	Approximate Square Feet	Owned/Leased
Bedford, Massachusetts United States	Manufacturing, R&D, Marketing, Sales and Administration	Automation Enabling Technologies, Medical Solutions, Corporate	147,000	Leased; expires in 2031
Apex, North Carolina United States	Manufacturing, R&D, Marketing, Sales and Administration	Automation Enabling Technologies	117,000	Leased; expires in 2028
Ludwigsstadt Germany	Manufacturing and Administration	Medical Solutions	105,000	Owned
Přelouč Czech Republic	Manufacturing and Administration	Medical Solutions	95,000	Owned
Suzhou China	Manufacturing, Marketing and Sales	Automation Enabling Technologies and Medical Solutions	55,000	Leased; expires in 2028
Stockport United Kingdom	Manufacturing, R&D, Sales and Administration	Automation Enabling Technologies and Medical Solutions	44,000	Leased; expires in 2036
Taunton United Kingdom	Manufacturing, Sales and Administration	Automation Enabling Technologies	33,000	Leased; expires in 2034

Additional manufacturing, research and development, sales, service and logistics sites are located in California, Connecticut, Florida, Michigan, New York, Oregon, Washington, and Wisconsin within the United States, and in China, Czech Republic, Germany, Italy, Japan, Spain and the United Kingdom. These additional facilities cover approximately 652,000 square feet, of which approximately 451,000 square feet are leased and approximately 201,000 square feet are owned.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases or in finding alternative facilities. We believe all our properties have been properly maintained.

Item 3. Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. See Note 18 to Consolidated Financial Statements for additional information about legal proceedings involving the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Shares, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common shares, no par value, are traded on the Nasdaq Global Select Market under the ticker symbol “NOVT”.

Holders

As of the close of business on February 16, 2026, there were approximately 30 holders of record of the Company’s common shares. Since many of the common shares are registered in “nominee” or “street” names, the Company believes that the total number of beneficial owners is considerably higher.

Dividend Policy

The Company has never declared or paid cash dividends on its common shares and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

The following table sets forth certain information with respect to repurchases of the Company’s common shares during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value That May Yet Be Purchased Under the Plans or Programs(1)(2)
September 27, 2025 - October 31, 2025	72,487	$101.16	72,487	$221,053,834
November 1, 2025 - November 28, 2025	105,263	$102.90	105,263	$210,221,963
November 29, 2025 - December 31, 2025	—	$—	—	$210,221,963
Total	177,750		177,750
(1)
In February 2020, the Company’s Board approved the 2020 Repurchase Plan, authorizing the repurchase of $50.0 million worth of common shares. During the twelve months ended December 31, 2025, the Company repurchased 357 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $39.3 million and an average price of $110.17 per share. The Company had $10.2 million available for share repurchases under the 2020 Repurchase Plan as of December 31, 2025.
(2)
In September 2025, the Company's Board approved the 2025 Repurchase Plan, authorizing the repurchase of an additional $200.0 million worth of common shares. No shares have been repurchased under the 2025 Repurchase Plan as of December 31, 2025.

Performance Graph

The following graph compares the cumulative total return on the Company’s common shares with the cumulative total return on the Nasdaq Composite Index and the Russell 2000 Index for the period from December 31, 2020 through December 31, 2025. The comparison assumes an investment of $100 was made on December 31, 2020 in the Company’s common shares and in each of the indices and, in the case of the indices, it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return among Novanta Inc., Nasdaq Composite Index, and Russell 2000 Index
250
200
150
100
50
-
Dollars
2020
2021
2022
2023
2024
2025
Year
Novanta Inc.
Nasdaq Composite
Russell 2000

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Novanta Inc.	$100.00	$149.15	$114.93	$142.45	$129.23	$100.65
Nasdaq Composite Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
Russell 2000 Index (1)	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40

(1)
Copyright © Russell Investments 2026. All rights reserved.

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

Business Overview

Novanta Inc. and its subsidiaries (collectively referred to as the “Company”, “Novanta”, “we”, “us”, “our”) is a leading global supplier of core technology solutions that give medical, life science, and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. We combine deep proprietary technology expertise and competencies in precision medicine, precision manufacturing, robotics and automation, and advanced surgery with a proven ability to solve complex technical challenges. This enables us to engineer proprietary technology solutions that deliver extreme precision and performance, tailored to our customers' demanding applications.

End Markets

We primarily operate in two end markets: the medical market and the advanced industrial market.

Medical Market

For the year ended December 31, 2025, the medical market accounted for approximately 53% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital, life science, and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, demand levels for life science automation technology, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the year ended December 31, 2025, the advanced industrial market accounted for approximately 47% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial condition of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the Purchasing Managers Index on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Strategy

Our strategy is to drive sustainable, profitable growth through short-term and long-term initiatives, including:

•
disciplined focus on our diversified business model of providing proprietary technology solutions to long life-cycle OEM customer platforms in attractive medical and advanced industrial niche markets;
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
•
strengthening our operational performance to expand profit margins and enhance customer satisfaction by deploying lean manufacturing principles and advancing strategic sourcing initiatives across our major production sites, while regionalizing our manufacturing footprint and establishing manufacturing centers of excellence to achieve greater efficiency and reduce overall production complexity; and
•
advancing a people first culture that promotes a growth mindset, cohesive and engaged teams, and continuous employee development to enable long‑term organizational excellence.

Significant Events and Updates

Tangible Equity Units Issuance

On November 12, 2025 we issued 12,650,000 of our 6.50% tangible equity units (the “Units”) at a public offering price of $50.00 per Unit, for an aggregate offering of $632.5 million. We received proceeds of $613.1 million after the deduction of the underwriters fees and other issuance costs. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note. Each amortizing note has a principal amount of $8.74 and bears interest at a rate of 6.30% per annum, with a final installment date of November 1, 2028 (“Amortizing Note”).

Unless settled early in accordance with the terms of the instruments, and subject to postponement in certain limited circumstances, each prepaid stock purchase contract will automatically settle on November 1, 2028 (the mandatory settlement date) for a number of shares of the Company’s common stock based on the arithmetic average of the volume weighted average price (“VWAPs”) of the Company’s common stock on each of the 20 consecutive trading days beginning on, and including, the 21st scheduled trading day immediately preceding November 1, 2028 ("Applicable Market Value") with reference to the following settlement rates:

Applicable Market Value	Common Stock Issued
Equal to or greater than $134.0842	0.3729 shares (minimum settlement rate)
Less than $134.0842 but greater than $107.26	$50 divided by applicable market value
Less than or equal to $107.26	0.4662 shares (maximum settlement rate)

The purchase contracts are mandatorily convertible into a minimum of 4.7 million shares or a maximum of 5.9 million shares of our common stock on the mandatory settlement date (unless redeemed by us or settled earlier at the unit holder's option). The 4.7 million minimum shares are included in the calculation of basic weighted average shares outstanding.

The number of shares included in diluted weighted average shares outstanding related to these stock purchase contracts can vary each period, and is determined based on the Applicable Market Value in that reporting period, based on the above settlement rates. If the Applicable Market Value a reporting period is less than $134.0842 but greater than $107.26, then the number of shares included in diluted weighted average shares outstanding will be based on the weighted-average price per share of common stock over the twenty consecutive trading day period immediately preceding the balance sheet date, or November 1, 2028, for settlement of the stock purchase contracts.

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

Acquisition of Keonn Technologies, S.L.

On April 8, 2025, we acquired 100% of the outstanding stock of Keonn Technologies, S.L. (“Keonn”), a Barcelona, Spain-based leader in Radio-Frequency Identification (“RFID”) solutions for a purchase price of €64.8 million ($71.0 million), net of cash acquired, including €4.1 million ($4.5 million) estimated fair value of contingent consideration and €2.0 million ($2.2 million) related to a purchase price holdback. The purchase includes up to €20.0 million ($21.9 million) in contingent consideration payable upon the achievement of certain revenue targets through December 2027. In addition, we have granted equity totaling €9.0 million ($9.9 million) to Keonn employees. Keonn is included in the Medical Solutions reportable segment.

Business Environment

In recent years, the global economy has faced significant challenges, including inflation, supply chain disruptions, business slowdowns, labor shortages, and market volatility, and new and proposed tariffs announced by the U.S. Presidential Administration have introduced additional uncertainty. We address macroeconomic challenges by continuing to execute our strategy. There have been improvements in the supply chain with better on-time deliveries, and recent efforts have successfully addressed talent shortages. However, uncertainty remains about overall macroeconomic conditions due to geopolitical tensions and changes in trade policies.

Economic tensions and changes in trade policies, such as higher tariffs, retaliatory measures, renegotiated free trade agreements, changes in government funding, and the ongoing impact from prolonged inflationary pressures have impacted the global market for our products and the related cost to manufacture.

Overview of Financial Results

Total revenue for 2025 was $980.6 million, an increase of $31.4 million, or 3.3%, versus 2024. This increase was primarily due to revenue from our 2025 acquisition and an increase in revenue in the Automation Enabling Technologies segment, partially offset by a decrease in revenue in the Medical Solutions segment excluding the impact of our 2025 acquisition. The net effect of our current year acquisition resulted in an increase in revenue of $21.8 million, or 2.3%. In addition, foreign currency exchange rate favorably impacted our revenue by $14.6 million or 1.5%, in 2025.

Operating income for 2025 was $94.0 million, a decrease of $16.6 million, or 15.0%, versus 2024. This was primarily attributable to an increase in selling, general and administrative (“SG&A”) expenses of $19.7 million, an increase in restructuring, acquisition and related costs of $8.9 million, and an increase in amortization expense of $1.7 million, partially offset by an increase in gross profit of $13.7 million.

Basic earnings per common share (“basic EPS”) of $1.47 in 2025 decreased $0.31 from basic EPS of $1.78 in 2024. Diluted earnings per common share (“diluted EPS”) of $1.47 in 2025 decreased $0.30 from diluted EPS of $1.77 in 2024. The decreases in basic EPS and diluted EPS were primarily attributable to lower operating income, partially offset by reduced interest expense.

Specific components of our operating results for 2025 and 2024 are further discussed below.

Results of Operations

Information pertaining to fiscal year 2023 results of operations, including a year-over-year comparison with fiscal year 2024, was included in our Annual Report on Form 10-K for the year ended December 31, 2024 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on February 25, 2025.

The following table sets forth external revenue by reportable segment for 2025 and 2024 (dollars in thousands):

			% Change
	2025	2024	2025 vs. 2024
Automation Enabling Technologies	$500,835	$490,620	2.1%
Medical Solutions	479,765	458,625	4.6%
Total	$980,600	$949,245	3.3%

Automation Enabling Technologies

Automation Enabling Technologies segment revenue in 2025 increased by $10.2 million, or 2.1%, versus 2024, primarily due to a $30.3 million increase in revenue from our robotics and automation products, partially offset by a $20.0 million decline in revenue from our precision manufacturing products.

Medical Solutions

Medical Solutions segment revenue in 2025 increased $21.1 million, or 4.6%, versus 2024, primarily driven by a $33.7 million increase in revenue from our advanced surgery products, partially offset by a $12.6 million decline in precision medicine products. The decrease in precision medicine product revenue was primarily attributable to lower demand, partially offset by revenue contributions from our 2025 acquisition.

Gross Profit

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for 2025 and 2024 (dollars in thousands):

	2025	2024
Gross profit:
Automation Enabling Technologies	$239,506	$234,975
Medical Solutions	199,701	189,957
Unallocated	(3,923)	(3,387)
Total	$435,284	$421,545
Gross profit margin:
Automation Enabling Technologies	47.8%	47.9%
Medical Solutions	41.6%	41.4%

Total	44.4%	44.4%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and fair value adjustments, warranty expenses, and intangible amortization.

Automation Enabling Technologies

Automation Enabling Technologies segment gross profit for 2025 increased $4.5 million, or 1.9%, versus 2024, primarily due to an increase in revenue. Automation Enabling Technologies segment gross profit margin was 47.8% in 2025, versus a gross profit margin of 47.9% for 2024. The decrease in gross profit margin was primarily attributable to higher tariff costs and temporary cost increases incurred as part of our regionalized manufacturing strategy.

Medical Solutions

Medical Solutions segment gross profit for 2025 increased by $9.7 million, or 5.1%, versus 2024, primarily due to an increase in revenue. Medical Solutions gross profit margin was 41.6% for 2025, versus a gross profit margin of 41.4% for 2024. The increase in gross profit margin was primarily attributable to margin improvements in advanced surgery products, driven by increased factory utilization and productivity, partially offset by margin declines due to temporary cost increases incurred as part of our regionalized manufacturing strategy and lower factory utilization for precision medicine products. In addition, 2024 gross profit margin included a one-time inventory related charge associated with a product line closure and amortization of inventory fair value adjustment associated with our 2024 acquisition.

Operating Expenses

The following table sets forth operating expenses for 2025 and 2024 (dollars in thousands):

			% Change
	2025	2024	2025 vs. 2024
Research and development and engineering	$95,484	$95,515	0.0%
Selling, general and administrative	195,659	175,943	11.2%
Amortization of purchased intangible assets	27,477	25,794	6.5%
Restructuring, acquisition and related costs	22,652	13,709	65.2%
Total	$341,272	$310,961	9.7%

Research and Development and Engineering Expenses

Research and development and engineering (“R&D”) expenses are primarily comprised of employee compensation and related expenses and cost of materials for R&D projects.

R&D expenses were $95.5 million, or 9.7% of revenue, in 2025, versus $95.5 million, or 10.1% of revenue, in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems and executive management.

SG&A expenses were $195.7 million, or 20.0% of revenue, in 2025, versus $175.9 million, or 18.5% of revenue, in 2024. SG&A expenses increased in terms of total dollars and as a percentage of revenue primarily due to costs associated with the planning and design phase of our financial and operation system implementation, costs incurred in connection with an insurance recovery claim, and increased costs from our 2025 acquisition.

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

Amortization of purchased intangible assets, excluding the amortization of developed technologies that is included in cost of revenue, was $27.5 million, or 2.8% of revenue, in 2025, versus $25.8 million, or 2.7% of revenue, in 2024. The increase, in terms of total dollars and as a percentage of revenue, was the result of more acquired intangible assets from our 2025 acquisition, partially offset by certain intangible assets being fully amortized in 2025.

Restructuring, Acquisition and Related Costs

Restructuring, acquisition and related costs primarily relate to our restructuring programs, acquisition related costs incurred for completed acquisitions, acquisition costs related to future potential acquisitions and failed acquisitions, and changes in fair value of contingent considerations.

We recorded restructuring, acquisition and related costs of $22.7 million in 2025, versus $13.7 million in 2024. The increase was primarily attributable to restructuring costs incurred in connection with the 2025 restructuring program, which was undertaken to regionalize our manufacturing footprint and establishing manufacturing centers of excellence to better serve our customers, as well as higher acquisition and related expenses associated with a 2025 acquisition. These increases were partially offset by a gain on the sale of an owned facility.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for 2025 and 2024 (in thousands):

	2025	2024
Operating Income (Loss)
Automation Enabling Technologies	$114,531	$106,403
Medical Solutions	51,172	57,532
Unallocated	(71,691)	(53,351)
Total	$94,012	$110,584

Automation Enabling Technologies

Automation Enabling Technologies segment operating income was $114.5 million, or 22.9% of revenue, in 2025, versus $106.4 million, or 21.7% of revenue, in 2024. The increase in operating income was primarily due to an increase in gross profit of $4.5 million, a decrease in restructuring, acquisition and related costs of $1.8 million, a decrease in amortization expense of $1.4 million, and a decrease in R&D expenses of $1.2 million, partially offset by an increase in SG&A expenses of $0.9 million.

Medical Solutions

Medical Solutions segment operating income was $51.2 million, or 10.7% of revenue, in 2025, versus $57.5 million, or 12.5% of revenue, in 2024. The decrease in operating income was primarily due to an increase in SG&A expenses of $6.2 million, an increase in restructuring, acquisition and related costs of $5.5 million, an increase in amortization expenses of $3.1 million as a result of our 2025 acquisition, and an increase in R&D expenses of $1.2 million, partially offset by an increase in gross profit of $9.7 million.

Unallocated costs

Unallocated costs primarily represent costs of corporate and shared SG&A functions and other public company costs that are not allocated to the reportable segments, including certain restructuring and most acquisition related costs.

Unallocated costs for 2025 increased by $18.3 million, or 34.4%, from 2024. The increase in operating loss was primarily driven by costs associated with the planning and design phase of our financial and operation system implementation, costs associated with the 2025 restructuring program, and costs incurred in connection with an insurance recovery claim.

Interest Income (Expense), Foreign Exchange Transaction Gains (Losses), and Other Income (Expense), Net

The following table sets forth interest income (expense), foreign exchange transaction gains (losses), and other income (expense) for 2025 and 2024 (in thousands):

	2025	2024
Interest income (expense), net	$(21,472)	$(31,489)
Foreign exchange transaction gains (losses), net	$(2,190)	$413
Other income (expense), net	$(708)	$(442)

Interest Income (Expense), Net

Net interest expense was $21.5 million in 2025 versus $31.5 million in 2024. The decrease in net interest expense was primarily due to a decrease in average debt levels and a decrease in the weighted average interest rate. The weighted average interest rate on our outstanding debt was 5.57% and 6.58% for 2025 and 2024, respectively. Included in net interest expense was non-cash interest expense of approximately $1.5 million for 2025 and $1.2 million 2024, related to the amortization of deferred financing costs. Net interest expense also included $0.9 million interest expense related to the amortizing notes.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were $(2.2) million in 2025, and nominal in 2024. The increase in net foreign exchange transaction losses was primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro.

Other Income (Expense), Net

Net other expenses were nominal in 2025 and 2024.

Income Tax Provision

We recorded a tax provision of $15.8 million in 2025, compared to a tax provision of $15.0 million in 2024. The effective tax rate for 2025 was 22.7% of income before income taxes, compared to an effective tax rate of 18.9% of income before income taxes for 2024. Our effective tax rate for 2025 differed from the combined 29% Canadian federal and provincial statutory rate, which are 15% and 14%, respectively, primarily due to the mix of income earned in jurisdictions with varying tax rates. Additionally, the Company reported a $0.7 million benefit for foreign derived intangible income, a $6.7 million benefit from U.K. patent box deductions, and a $2.4 million benefit for R&D and other U.S. tax credits. These benefits to the Company’s tax rate are partially offset by a $1.9 million detriment related to non-tax deductible employee compensation, a $1.5 million detriment related to Base Erosion and Anti-Abuse Tax (“BEAT”), a $1.0 million detriment related to Pillar Two minimum taxes, and $1.1 million of withholding taxes.

On December 12, 2022, the EU member states agreed to implement the Organisation for Economic Co-operation and Development’s (“OECD”) Pillar Two Model Rules. These rules, which establish a global minimum corporate income tax rate of 15%, have been enacted or proposed legislation in numerous countries worldwide, including most of the jurisdictions in which we operate. We qualify for the transitional safe harbor rules in the majority of jurisdictions in which we operate and are therefore not subject to Pillar Two global minimum tax in those jurisdictions. Where we cannot apply the safe harbor rules, we have estimated the impact of this minimum tax in our effective tax rate analysis. We continue to monitor any legislative developments closely.

On July 4, 2025, the U.S. enacted H.R.1 - One Big Beautiful Bill Act (the “Act”). The Act contains numerous income tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have evaluated the implications of the Act on our consolidated financial statements and related disclosures and have included the impact of items affecting our income tax expense for the twelve months ended December 31, 2025.

Net Income

Net income was $53.8 million for 2025, compared to $64.1 million for 2024, reflecting the impact of the factors described above.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, investments in businesses, and repayment of debt and related interest payments. Our primary sources of liquidity are cash flows from operations and borrowings under our Senior Credit Facilities. We believe our future operating cash flows will be sufficient to meet our future operating and capital expenditure cash needs for the foreseeable future, including at least the next 12 months. The availability of borrowing capacity under our Senior Credit Facilities provides another potential source of liquidity for any future capital expenditures and other liquidity needs. In addition, we have the ability to expand our borrowing capacity by up to $350.0 million by exercising the accordion feature under our Credit Agreement. We may seek to raise additional capital, which could be in the form of bonds, convertible debt or preferred or common equity, to fund business development activities or other future investing cash requirements, subject to approval by the lenders in the Fourth Amended and Restated Credit Agreement. There is no assurance that such capital will be available on reasonable terms or at all.

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long-term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside of our control, such as economic consequences of geopolitical conflicts and global pandemics, prolonged supply chain disruptions and electronics and other material shortages, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our Senior Credit Facilities, and market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Item 1A of this Annual Report on Form 10-K.

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

As of December 31, 2025, $67.6 million of our $380.9 million of cash and cash equivalents was held by our subsidiaries outside of North America. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities. Approximately $74.0 million of the outstanding borrowings under our Senior Credit Facilities were held in our subsidiaries outside of North America as of December 31, 2025. Additionally, we may use intercompany loans to address short-term cash flow needs from various subsidiaries.

The Company’s articles authorize up to 7.0 million preferred shares for future issuance. Our Board of Directors may designate and issue one or more series of preferred shares in order to raise additional capital, provided that no shares of any series may be entitled to more than one vote per share. As of December 31, 2025, no preferred shares were issued and outstanding.

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

In February 2020, our Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of $50.0 million worth of common shares, effective after our prior repurchase plan was completed. Share repurchases have been made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. During the year ended December 31, 2025, we repurchased 357 thousand shares for an aggregate purchase price of $39.3 million at an average price of $110.17 per share under the 2020 Repurchase Plan. No shares were repurchased during the years ended December 31, 2024 or 2023. As of December 31, 2025, we had $10.2 million available for share repurchases under the 2020 Repurchase Plan.

In September 2025, our Board of Directors approved a share repurchase plan (the “2025 Repurchase Plan”) authorizing the repurchase of $200.0 million worth of common shares. No shares have been repurchased under the 2025 Repurchase Plan as of December 31, 2025.

Senior Credit Facilities

On June 27, 2025, we entered into the Fourth Amended and Restated Credit Agreement, consisting of a €65.3 million Euro Term Loan, a $75.0 million U.S. Term Loan, and an $850.0 million Revolving Facility. The Senior Credit Facilities mature in June 2030 and include an uncommitted “accordion” feature pursuant to which the commitments thereunder may be increased by an additional $350.0 million in aggregate, subject to the satisfaction of certain customary conditions.

On November 5, 2025, we entered into an amendment (the “First Amendment”) to the Fourth Amended and Restated Credit Agreement. The First Amendment, among other things, amends the Fourth Amended and Restated Credit Agreement to (i) increase the maximum consolidated leverage ratio permitted thereunder to 3.75:1.00, with a step-up to 4.25:1.00 at the Borrowers’ option for the four consecutive quarters following certain acquisitions with aggregate consideration greater than or equal to $50.0 million, from the previous maximum ratios of 3.50:1.00 and 4.00:1.00, respectively, and (ii) increase the maximum amount of cash that can be netted against consolidated indebtedness when calculating leverage ratios under the Fourth Amended and Restated Credit Agreement from $50.0 million to $100.0 million.

The term loan facilities require quarterly scheduled principal repayments of €1.1 million that began in September 2025 (with respect to the Euro Term Loans), and $0.5 million beginning in September 2026, increasing to $0.9 million in September 2027 (with respect the U.S. Term Loans), with the remaining principal balance of the term loans due on June 27, 2030, if the maturity date of the term loan facility is not otherwise extended. We may make additional principal payments at any time, which will reduce the next quarterly installment payment due. We may pay down outstanding borrowings under our revolving credit facility with cash on hand and cash generated from future operations at any time.

As of December 31, 2025, we had $74.0 (€63.1) million outstanding under the Euro Term Loans and $75.0 million outstanding under the U.S. Term Loans. As of December 31, 2025, we had no outstanding revolver borrowings under our Senior Credit Facilities. The borrowings under the Fourth Amended and Restated Credit Agreement bear interest at the Base Rate (as defined in the Fourth Amended and Restated Credit Agreement) plus a margin ranging between zero and 0.75% per annum, determined by reference to the our consolidated leverage ratio, or SOFR, SONIA or EURIBOR, as applicable, plus a margin ranging between 1.00% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the Revolving Facility. As of December 31, 2025, we had outstanding borrowings under the Senior Credit Facilities denominated in Euro and U.S. Dollars of $74.0 million and $75.0 million, respectively.

The Fourth Amended and Restated Credit Agreement contains various covenants that, we believe, are usual and customary for this type of agreement, including a maximum allowed leverage ratio and a minimum required fixed charge coverage ratio (as defined in the Fourth Amended and Restated Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of December 31, 2025:

	Requirement	Actual as of December 31, 2025
Maximum consolidated leverage ratio (1)	3.75	0.71
Minimum consolidated fixed charge coverage ratio	1.25	6.25
(1)
Maximum consolidated leverage ratio shall be increased to 4.25 for four consecutive quarters following a designated acquisition, as defined in the Fourth Amended and Restated Credit Agreement.

In addition, the Fourth Amended and Restated Credit Agreement contains various other customary representations, warranties and covenants applicable to the Company and its subsidiaries, including: (i) limitations on certain payments; (ii) limitations on fundamental changes involving the Company; (iii) limitations on the disposition of assets; and (iv) limitations on indebtedness, investments, and liens.

Tangible Equity Units - Amortizing Notes

On November 12, 2025, we issued 12,650,000 of our 6.50% tangible equity units (“Units”) at a public offering price of $50.00 per Unit for an aggregate offering of $632.5 million (the “Units Offering”). We received proceeds of $613.1 million after the deduction of the underwriters fees and other issuance costs. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note. Each purchase contract will automatically settle on November 1, 2028, and we will deliver at least 0.3729, but no more than 0.4662 of our common shares per purchase contract, subject to adjustment based upon the applicable market value of our common shares. Each amortizing note has a principal amount of $8.74 and bears interest at a rate of 6.30% per annum, with a final installment date of November 1, 2028 (“Amortizing Note”).

As of December 31, 2025, we had $110.6 million outstanding under the Amortizing Notes.

Cash Flows

Cash and cash equivalents totaled $380.9 million as of December 31, 2025, versus $114.0 million as of December 31, 2024. The net increase in cash and cash equivalents is primarily attributable to $614.4 million of proceeds from the issuance of tangible equity units, net of issuance costs paid, $82.8 million of borrowings under our Senior Credit Facilities, and cash provided by operating activities of $64.1 million, partially offset by $365.7 million of debt repayments, $64.3 million of cash consideration for our 2025 acquisition, $39.3 million related to the repurchase of common shares, $15.6 million of capital expenditures, and $7.8 million of payroll tax payments upon vesting of share-based compensation awards.

The following table summarizes our cash and cash equivalent balances, cash flows and unused borrowing capacity available under our revolving credit facility for the years indicated (in thousands):

	2025	2024
Cash and cash equivalents, end of year	$380,871	$113,989
Net cash provided by operating activities	$64,056	$158,512
Net cash used in investing activities	$(74,322)	$(208,189)
Net cash provided by financing activities	$276,330	$56,943
Unused borrowing capacity available under the revolving credit facility, end of year	$850,000	$346,249

Operating Cash Flows

Net cash provided by operating activities was $64.1 million in 2025, versus $158.5 million in 2024. The decrease from 2024 was primarily attributable to higher inventory levels resulting from our regionalized manufacturing strategy, as well as increased accounts receivable due to the timing of collections and higher income tax payments. These uses of cash were partially offset by lower interest payments, reflecting reduced debt levels and a lower weighted average interest rate.

Investing Cash Flows

Net cash used in investing activities was $74.3 million in 2025, primarily related to the $64.3 million of cash consideration (net of cash acquired) paid for our 2025 acquisition and capital expenditures of $15.6 million.

Net cash used in investing activities was $208.2 million in 2024, primarily related to the $191.2 million of cash consideration (net of cash acquired) paid for our 2024 acquisition and capital expenditures of $17.2 million.

We have no material commitments to purchase property, plant and equipment as of December 31, 2025. We expect to use approximately $20 million to $25 million in 2026 for capital expenditures related to investments in new property, plant and equipment for our existing businesses.

Financing Cash Flows

Net cash provided by financing activities was $276.3 million in 2025, was primarily driven by proceeds from the issuance of tangible equity units, net of issuance costs, of $614.4 million, and borrowings under the credit facilities of $82.8 million, partially offset by $365.7 million of term loan and revolving credit facility repayments, $39.3 million related to the repurchase of common shares, $7.8 million of payroll tax payments upon vesting of share-based compensation awards, and $4.7 million of payments for debt issuance costs related to our senior credit facilities.

Net cash provided by financing activities was $56.9 million in 2024, primarily due to borrowings under the credit facilities of $198.0 million, partially offset by $131.1 million of term loan and revolving credit facility repayments and $9.7 million of payroll withholding tax payments related to net share settlement upon vesting of share-based compensation awards.

In 2026, we are contractually required to make $6.2 million in repayments under our term loan facilities. In addition, we are contractually required to make $33.9 million in repayments under our Amortizing Notes.

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

Our funding policy is to fund the U.K. Plan based on actuarial methods as permitted by the Pensions Regulator in the U.K. The results of funding valuations depend on both the funding deficit and the assumptions used, such as asset returns, discount rates, mortality rates, retail price inflation and other market driven assumptions. Each assumption used represents one estimate of many possible future outcomes. The final cost to us will be determined by events as they actually become known, including actual return on plan assets and pension payments to plan participants. As of December 31, 2025, the fair value of plan assets exceeded the projected benefit obligation under the U.K. Plan by $4.2 million. Based on the results of the most recent funding valuation in 2024, we will not be required to contribute any additional funds for the next two years. Future annual funding contributions, if any, will be determined in the next statutory funding valuation in 2027.

Material Cash Requirements

Senior Credit Facilities

As of December 31, 2025, we had $74.0 (€63.1) million outstanding under the Euro Term Loans and $75.0 million outstanding under the U.S. Term Loans. As of December 31, 2025, we had no outstanding revolver borrowings under our Senior Credit Facilities. The Euro Term Loans require quarterly scheduled principal repayments of €1.1 million ($1.3 million) that began in September 2025, and the remaining principal balance of €42.7 million ($50.1 million) is due upon maturity in June 27, 2030, if the maturity date of the term loan facility is not otherwise extended. The U.S. Term Loans require quarterly principal payments of $0.5 million beginning in September 2026, increasing to $0.9 million in September 2027, with the remaining principal balance of $61.9 million due on June 27, 2030, if the maturity date of the term loan facility is not otherwise extended.

As of December 31, 2025, future interest payments under our Senior Credit Facilities are estimated to be approximately $33.6 million through maturity based on the current contractual term, with $8.1 million payable within the next twelve months. These estimates are based on current interest rates on floating rate obligations, as defined in the Fourth Amended and Restated Credit Agreement, for the remainder of the contractual life of both the term loan and outstanding borrowings under the revolving credit facility, and the current commitment fee rate was used for the unused commitments under the revolving credit facility as of December 31, 2025. These estimates also assume only quarterly term loan payments are made and outstanding revolving credit facility remains unchanged throughout the remainder of the contractual term. Actual future interest payments will vary due to changes in our debt level and interest rates. See Note 11, “Debt,” in the Consolidated Financial Statements for further details of our debt obligations and the timing of expected future payments.

Tangible Equity Units - Amortizing Notes

As of December 31, 2025, we had $110.6 million outstanding under the Amortizing Notes. Each Amortizing Note had an initial principal amount of $8.74, bears interest at the rate of 6.30% per annum and will have a final installment payment date of November 1, 2028. On each February 1, May 1, August 1 and November 1, commencing February 1, 2026, the Company will pay quarterly cash installments of $0.8125 per Amortizing Note (except for the February 1, 2026 installment payment, which will be $0.7132 per Amortizing Note), which will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate per year will be equivalent to 6.50% per year with respect to each $50.00 stated amount of Unit. The Amortizing Notes will be the direct, unsecured and unsubordinated obligations of the Company and will rank equally with all of the existing and future other unsecured and unsubordinated indebtedness of the Company. See Note 12, “Tangible Equity Unit (“TEU”) Offering” in the Consolidated Financial Statements for further details of our obligations and the timing of expected future payments.

As of December 31, 2025, future interest payments under the Amortizing Notes are estimated to be approximately $11.5 million through maturity based on the current contractual term, with $6.0 million payable within the next twelve months.

Operating and Finance Leases

We have entered into various lease agreements for office and manufacturing facilities, vehicles, and equipment used in the normal course of business. As of December 31, 2025, undiscounted operating and finance lease obligations were $62.8 million, with $12.6 million payable within the next twelve months. See Note 13, “Leases,” in the Consolidated Financial Statements for further details of our obligations and the timing of expected future payments.

Purchase Obligations

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services. As of December 31, 2025, we had $160.3 million of purchase obligations, with $155.8 million payable within the next twelve months.

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

Inventories. Inventories, which include materials and conversion costs, are stated at the lower of cost or net realizable value, using the first-in, first-out method. We regularly review inventory quantities on hand and, when necessary, record provisions for excess and obsolete inventory based on either our forecasted product demand and production requirements or trailing historical usage of the product. If our sales do not materialize as previously forecasted or at historical levels, we may have to increase our provision for excess and obsolete inventory, which would reduce our operating income. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of revenue and higher operating income than expected in that period.

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

The most recent annual goodwill and indefinite-lived intangible asset impairment test was performed as of the beginning of the second quarter of 2025, using a qualitative assessment, noting no impairment. As of December 31, 2025, there were no indicators of impairment of our long-lived assets.

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

In conjunction with our ongoing review of our actual results and anticipated future earnings, we continuously reassess the adequacy of the valuation allowance currently in place on our deferred tax assets. In 2025, we established a valuation allowance of $4.6 million recorded on net operating losses, various credits, and other timing items in certain tax jurisdictions.

The amount of income taxes we pay is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our tax liabilities in the period that the assessments are made or resolved, or when the statute of limitations for certain periods expires. As of December 31, 2025, the Company’s total amount of gross unrecognized tax benefits was $4.4 million, of which $3.7 million would favorably affect our effective tax rate, if recognized.

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in nature. This amount becomes taxable upon the repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. The estimated unrecognized income and foreign withholding tax liabilities on these undistributed earnings is approximately $5.4 million.

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

We had foreign currency contracts with notional amounts totaling $147.7 million and net fair value of less than $0.1 million as of December 31, 2025. A hypothetical 10% strengthening of the U.S. dollar against other currencies would result in an approximately $10.2 million increase in the net fair value of our foreign currency contracts as of December 31, 2025. By contrast, a hypothetical 10%

weakening of the U.S. dollar against other currencies would result in an approximately $10.2 million decrease in the net fair value of our foreign currency contracts as of December 31, 2025.

Interest Rates

Our exposure to market risk associated with changes in interest rates relates primarily to our borrowings under our Senior Credit Facilities. We had $149.0 million of outstanding variable rate debt as of December 31, 2025. A 100 basis point increase in interest rates at December 31, 2025 would increase our annual pre-tax interest expense by approximately $1.5 million.

Item 8. Financial Statements and Supplementary Data

NOVANTA INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Novanta Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Novanta Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter Description

On November 12, 2025, the Company issued tangible equity units (“TEUs”) which included Purchase Contracts that Management determined should be classified as permanent equity.

In determining the classification of the Purchase Contracts, management follows guidance within ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, to assist in the determination of whether the Purchase Contracts should be classified as liabilities or equity.

Given the significant professional judgment and the complexity of the accounting analysis required by management to evaluate the classification of the Purchase Contracts, performing audit procedures to assess the reasonableness of management’s conclusions required a high degree of auditor judgment and increased audit effort, including the need to involve professionals with expertise in accounting for complex financial instruments and our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the classification of the TEUs included the following, among others:

•
We tested the effectiveness of controls over the Company’s evaluation of the Purchase Contracts, including management’s controls over the technical accounting analysis performed related to classification.
•
We evaluated management's accounting conclusions through the following procedures:
o
Obtained and evaluated the Company's accounting memoranda regarding the application of the relevant accounting guidance for the TEUs.
o
Obtained, read and compared the underlying terms and conditions of the relevant contracts to the Company's accounting memoranda and evaluated management's identification of significant terms and conditions.
o
Evaluated the Company's conclusions regarding the accounting treatment applied to the transactions with the assistance of professionals with expertise in accounting for complex financial instruments.
•
With the assistance of our fair value specialists, we evaluated the valuation methodology and mathematical accuracy used to calculate the probability of the Company’s stock price being above and below the variable share settlement range.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 23, 2026

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Novanta Inc.

Opinion on the Financial Statements

We have audited the consolidated statement of operations of Novanta Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2024, except for the change in the manner in which the Company accounts for segments discussed in Note 18 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company's 2024 annual report on Form 10-K, as to which the date is February 25, 2025

We served as the Company's auditor from 2013 to 2023.

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$380,871	$113,989
Accounts receivable, net of allowance of $1,341 and $505, respectively	184,880	151,026
Inventories	188,284	144,606
Prepaid income taxes and income taxes receivable	9,382	8,076
Prepaid expenses and other current assets	19,184	15,951
Total current assets	782,601	433,648
Property, plant and equipment, net	118,491	113,135
Operating right-of-use assets	41,697	42,908
Deferred tax assets	27,381	22,887
Other assets	8,812	5,991
Intangible assets, net	180,776	185,844
Goodwill	647,348	584,098
Total assets	$1,807,106	$1,388,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$38,291	$4,691
Accounts payable	94,865	76,890
Income taxes payable	5,856	16,000
Current portion of operating lease liabilities	9,857	9,879
Accrued expenses and other current liabilities	63,498	60,331
Total current liabilities	212,367	167,791
Long-term debt	212,538	411,949
Operating lease liabilities	38,873	40,548
Deferred tax liabilities	18,092	13,093
Income taxes payable	3,963	4,941
Other liabilities	6,986	4,491
Total liabilities	492,819	642,813
Commitments and Contingencies (Note 18)
Stockholders’ Equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,671 and 35,938, respectively	423,856	423,856
Additional paid-in capital	572,057	84,214
Retained earnings	321,378	267,549
Accumulated other comprehensive loss	(3,004)	(29,921)
Total stockholders’ equity	1,314,287	745,698
Total liabilities and stockholders’ equity	$1,807,106	$1,388,511

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$980,600	$949,245	$881,662
Cost of revenue	545,316	527,700	481,765
Gross profit	435,284	421,545	399,897
Operating expenses:
Research and development and engineering	95,484	95,515	91,682
Selling, general and administrative	195,659	175,943	164,460
Amortization of purchased intangible assets	27,477	25,794	20,445
Restructuring, acquisition and related costs	22,652	13,709	12,814
Total operating expenses	341,272	310,961	289,401
Operating income	94,012	110,584	110,496
Interest income (expense), net	(21,472)	(31,489)	(25,818)
Foreign exchange transaction gains (losses), net	(2,190)	413	(255)
Other income (expense), net	(708)	(442)	(675)
Income before income taxes	69,642	79,066	83,748
Income tax provision	15,813	14,979	10,870
Net income	$53,829	$64,087	$72,878

Earnings per common share (Note 9):
Basic	$1.47	$1.78	$2.03
Diluted	$1.47	$1.77	$2.02

Weighted average common shares outstanding—basic	36,589	35,950	35,844
Weighted average common shares outstanding—diluted	36,702	36,124	36,031

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

	Year Ended December 31,
	2025	2024	2023
Net income	$53,829	$64,087	$72,878
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	27,158	(7,082)	7,823
Pension liability adjustments, net of tax (2)	(241)	1,199	148
Total other comprehensive income (loss)	26,917	(5,883)	7,971
Total comprehensive income	$80,746	$58,204	$80,849

(1) The tax effect on this component of comprehensive income (loss) was nominal in 2025, 2024 and 2023.

(2) The tax effect on this component of comprehensive income (loss) was $68, $376 and $156 in 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

	Common Shares		Additional Paid-In	Retained Earning	Accumulated Other Comprehensive
	# of Shares	Amount	Capital	(Deficit)	Loss	Total
Balance at December 31, 2022	35,711	$423,856	$55,155	$130,584	$(32,009)	$577,586
Net income	—	—	—	72,878	—	72,878
Common shares issued under stock plans	173	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(70)	—	(10,563)	—	—	(10,563)
Repurchases of common shares	—	—	—	—	—	—
Share-based compensation	—	—	25,588	—	—	25,588
Other comprehensive income (loss), net of tax	—	—	—	—	7,971	7,971
Balance at December 31, 2023	35,814	423,856	70,180	203,462	(24,038)	673,460
Net income	—	—	—	64,087	—	64,087
Common shares issued under stock plans	184	—	440	—	—	440
Common shares withheld for taxes on vested stock awards	(60)	—	(9,713)	—	—	(9,713)
Repurchases of common shares	—	—	—	—	—	—
Share-based compensation	—	—	23,307	—	—	23,307
Other comprehensive income (loss), net of tax	—	—	—	—	(5,883)	(5,883)
Balance at December 31, 2024	35,938	423,856	84,214	267,549	(29,921)	745,698
Net income	—	—	—	53,829	—	53,829
Common shares issued under stock plans	147	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(57)	—	(7,809)	—	—	(7,809)
Repurchases of common shares	(357)	—	(39,814)	—	—	(39,814)
Share-based compensation	—	—	29,538	—	—	29,538
Proceeds from stock purchase contracts issued under tangible equity units, net of issuance costs	—	—	505,928	—	—	505,928
Other comprehensive income (loss), net of tax	—	—	—	—	26,917	26,917
Balance at December 31, 2025	35,671	$423,856	$572,057	$321,378	$(3,004)	$1,314,287

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$53,829	$64,087	$72,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,932	55,563	46,612
Provision for inventory excess and obsolescence	3,265	8,783	7,491
Impairment of operating lease assets	—	—	1,853
Share-based compensation	29,538	23,307	25,588
Deferred income taxes	(8,853)	(15,909)	(14,726)
Loss (gain) on disposal of fixed assets	(4,107)	(64)	148
Contingent consideration adjustments	830	(282)	—
Inventory acquisition fair value adjustments	—	2,777	—
Write-off of unamortized deferred financing costs	426	—	—
Non-cash interest expense	1,472	1,162	1,162
Other non-cash items	857	170	397
Changes in assets and liabilities which provided/(used) cash, excluding effects from business acquisitions:
Accounts receivable, net of allowance	(27,272)	(6,193)	(127)
Inventories	(36,101)	4,781	11,366
Prepaid expenses and other current assets	(1,269)	(1,492)	709
Prepaid income taxes, income taxes receivable and income taxes payable	(12,381)	9,013	(12,349)
Accounts payable, accrued expenses and other current liabilities	3,707	13,062	(20,453)
Other non-current assets and liabilities	(1,817)	(253)	(474)
Cash provided by operating activities	64,056	158,512	120,075
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,627)	(17,162)	(19,961)
Acquisition of businesses, net of cash acquired and working capital adjustments	(64,291)	(191,200)	—
Proceeds from sale of property, plant and equipment	5,596	173	69
Cash used in investing activities	(74,322)	(208,189)	(19,892)
Cash flows from financing activities:
Borrowings under revolving credit facilities	82,805	198,000	—
Proceeds from issuance of tangible equity units, net of issuance costs	614,390	—	—
Repayments under term loan and revolving credit facilities	(365,725)	(131,066)	(86,552)
Payments of debt issuance costs	(4,715)	—	—
Payments of withholding taxes from share-based awards	(7,809)	(9,713)	(10,563)
Payments of contingent considerations related to acquisitions	—	—	(81)
Repurchases of common shares	(39,278)	—	—
Other financing activities	(3,338)	(278)	(657)
Cash provided by (used in) financing activities	276,330	56,943	(97,853)
Effect of exchange rates on cash and cash equivalents	818	1,672	2,616
Increase (decrease) in cash and cash equivalents	266,882	8,938	4,946
Cash and cash equivalents, beginning of year	113,989	105,051	100,105
Cash and cash equivalents, end of year	$380,871	$113,989	$105,051
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,568	$32,673	$25,302
Cash paid for income taxes	$38,667	$21,152	$36,903
Income tax refunds received	$1,942	$1,553	$612
Supplemental disclosure of non-cash investing activities:
Accruals for capital expenditures	$1,150	$2,529	$570

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

For the years ended December 31, 2025, 2024 and 2023, changes in the allowance for doubtful accounts were as follows (in thousands):

	2025	2024	2023
Balance at beginning of year	$505	$571	$995
Addition to credit loss expense	897	223	175
Write-offs, net of recoveries of amounts previously reserved	(72)	(288)	(612)
Exchange rate changes	11	(1)	13
Balance at end of year	$1,341	$505	$571

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

Capitalized Software Implementation Costs

The Company capitalizes qualified implementation costs incurred in a hosting arrangement that is a service contract for which it is the customer in accordance with the requirements for capitalizing costs incurred to develop internal-use software. These capitalized implementation costs are recorded within other assets and are generally amortized over the fixed, non-cancellable term of the associated hosting arrangement on a straight-line basis.

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

AS OF DECEMBER 31, 2025

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

AS OF DECEMBER 31, 2025

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statement of operations. Advertising costs were not material for the years ended December 31, 2025, 2024 and 2023.

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

AS OF DECEMBER 31, 2025

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

Recent Accounting Pronouncements

The following table provides a brief description of recent Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) -Improvements to Income Tax Disclosures.”	ASU 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid.	The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted.	The Company adopted ASU 2023-09 beginning with its consolidated financial statement disclosures for the year ended December 31, 2025. See Note 16 “Income Taxes” for additional information.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
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

ASU 2024-03 affects financial statement disclosure only and, as a result, will have no impact on results of operations, cash flow or financial condition.
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.”

ASU 2025-06 eliminates references to prescriptive software development stages and requires capitalization of internal-use software costs once management commits funding and project completion is probable, while also updating disclosure requirements to align with Property, Plant, and Equipment guidance.

		The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027. Early adoption is permitted.	The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statement disclosures.
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.”	ASU 2025-09 clarifies certain aspects of the guidance on hedge accounting and address several incremental hedge accounting issues arising from global reference rate reform.

The amendments in ASU 2025-09 are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted.

The Company is currently evaluating the impact of ASU 2025-09 on its consolidated financial statement disclosures.
In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”	ASU 2025-12 represent changes to the Codification that clarify, correct errors, or make minor improvements. The amendments make the Codification easier to understand and apply.	The amendments in ASU 2025-12 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods.	The Company is currently evaluating the impact of ASU 2025-12 on its consolidated financial statement disclosures.

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

AS OF DECEMBER 31, 2025

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of December 31, 2025 and December 31, 2024, contract liabilities were $11.1 million and $5.9 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the year ended December 31, 2025 is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by $4.5 million of revenue recognized during the year that was included in the contract liability balance at December 31, 2024.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

Disaggregated Revenue

See Note 19 for the Company’s disaggregation of revenue by geography and end market. The following table presents revenues disaggregated by the capabilities of the underlying products and technologies for the years ended December 31, 2025, 2024, and 2023, respectively (in thousands):

	Year Ended December 31,
	2025	2024	2023
Precision Manufacturing	$182,258	$202,303	$225,750
Robotics and Automation	318,577	288,317	273,470
Automation Enabling Technologies	$500,835	$490,620	$499,220

Precision Medicine	237,321	249,872	178,840
Advanced Surgery	242,444	208,753	203,602
Medical Solutions	$479,765	$458,625	$382,442
Total Revenue	$980,600	$949,245	$881,662

4. Business Combinations

2025 Acquisition

On April 8, 2025, the Company acquired 100% of the outstanding stock of Keonn Technologies, S.L. (“Keonn”) pursuant to the terms of a Share Purchase Agreement. At the closing date, Keonn became a wholly-owned subsidiary of the Company. Keonn is a manufacturer of Radio-Frequency Identification (“RFID”) solutions, based in Barcelona, Spain. Keonn is included in the Medical Solutions reportable segment.

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

Contingent consideration represents additional payments that the Company may be required to make in the future, between €0 and €20.0 million (approximately $21.9 million as of the acquisition date), depending on the achievement of specified revenue targets by Keonn during fiscal years 2025 through 2027, as well as maintaining certain minimum gross margin targets during the applicable periods. The fair value of the contingent consideration was determined based on a Monte Carlo simulation model in an option pricing framework at the acquisition date, whereby a range of possible scenarios were simulated. Refer to Note 7 for additional information on the valuation assumptions utilized in the Monte Carlo simulation. Deferred consideration is related to a purchase price holdback which will be resolved within four years of the acquisition date. The liabilities for contingent and deferred consideration are included in other current and long-term liabilities on the consolidated balance sheets, based on their respective settlement dates. These liabilities are remeasured at the end of each reporting period until related contingencies are resolved.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

Allocation of Purchase Price

The purchase price is allocated based upon a valuation of the fair values of assets acquired and liabilities assumed. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair values of the acquired tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The fair values of identifiable intangible assets were based on valuations using an income approach, specifically the multi-period excess earnings method for customer relationships and the relief-from-royalty method for developed technologies and trade name. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, customer attrition rates, royalty rates, discount rates, technology obsolescence curves, and EBITDA margins. The Company’s estimates and assumptions in determining the estimated fair value of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information to be obtained with regard to facts and circumstances that existed as of the acquisition date

The purchase price for Keonn was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$4,045
Accounts receivable	1,977
Inventory	5,377
Property, plant and equipment	1,401
Operating lease assets	3,124
Intangible assets	33,203
Goodwill	43,192
Other assets	1,412
Total assets acquired	93,731
Accounts payable	1,593
Operating lease liabilities	3,124
Debt	2,504
Deferred tax liabilities	7,369
Other liabilities	4,076
Total liabilities assumed	18,666
Total assets acquired, net of liabilities assumed	75,065
Less: cash acquired	4,045
Total purchase price, net of cash acquired	$71,020

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

The purchase price allocation resulted in $33.2 million of identifiable intangible assets and $43.2 million of goodwill. As the Keonn acquisition was structured as a stock acquisition for income tax purposes, the goodwill is not deductible. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) Keonn’s ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) Keonn’s ability to grow the

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

business through new product introductions; and (iii) cost improvements due to the integration of Keonn’s operations into the Company’s existing infrastructure.

The operating results of Keonn were included in the Company's results of operations beginning on April 8, 2025. Keonn contributed revenues of $31.7 million and a loss before income taxes of $1.9 million to the Company's operating results for the year ended December 31, 2025. The loss before income taxes from Keonn for the period from the acquisition date through December 31, 2025 included amortization of purchased intangible assets of $6.7 million.

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

The total purchase price for Motion Solutions was allocated as follows (in thousands):

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

AS OF DECEMBER 31, 2025

ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) Motion Solution’s ability to grow the business through new product introductions; and (iii) cost improvements due to the integration of Motion Solution’s operations into the Company’s existing infrastructure.

The operating results of Motion Solutions were included in the Company’s results of operations beginning January 2, 2024. Motion Solutions contributed revenues of $82.4 million and an income before income taxes of $0.2 million to the Company’s operating results for the twelve months ended December 31, 2024. The income before income taxes from Motion Solutions for the period from the acquisition date through December 31, 2024 included amortization of inventory fair value adjustments of $2.8 million and amortization of purchased intangible assets of $13.0 million.

Acquisition Costs

Acquisition costs are included in restructuring and acquisition related costs in the consolidated statements of operations. Acquisition-related costs were $2.2 million, $1.0 million, and zero for the years ended December 31, 2025, 2024, and 2023, respectively, related to the acquisitions that occurred during those years, if any.

5. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the years ended December 31, 2025, 2024, and 2023, respectively, were as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Income (Loss)	Adjustments	Adjustments
Balance at December 31, 2022	$(32,009)	$(24,427)	$(7,582)
Other comprehensive income (loss)	6,951	7,823	(872)
Amounts reclassified from accumulated other comprehensive loss (1)	1,020	—	1,020
Balance at December 31, 2023	(24,038)	(16,604)	(7,434)
Other comprehensive income (loss)	(6,764)	(7,082)	318
Amounts reclassified from accumulated other comprehensive loss (1)	881	—	881
Balance at December 31, 2024	(29,921)	(23,686)	(6,235)
Other comprehensive income (loss)	26,109	27,158	(1,049)
Amounts reclassified from accumulated other comprehensive loss (1)	808	—	808
Balance at December 31, 2025	$(3,004)	$3,472	$(6,476)
(1)
The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

6. Goodwill, Intangible Assets and Impairment Charges

Goodwill

The following table summarizes changes in goodwill during the year ended December 31, 2025 (in thousands):

Amount
Balance at beginning of year	$584,098
Goodwill from current year acquisitions	43,192
Effect of foreign exchange rate changes	20,058
Balance at end of year	$647,348

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

Goodwill by reportable segment as of December 31, 2025 was as follows (in thousands):

	Reportable Segment
	Automation Enabling Technologies	Medical Solutions	Total
Goodwill	$447,313	$351,264	$798,577
Accumulated impairment of goodwill	(119,507)	(31,722)	(151,229)
Total	$327,806	$319,542	$647,348

Goodwill by reportable segment as of December 31, 2024 was as follows (in thousands):

	Reportable Segment
	Automation Enabling Technologies	Medical Solutions	Total
Goodwill	$439,980	$295,347	$735,327
Accumulated impairment of goodwill	(119,507)	(31,722)	(151,229)
Total	$320,473	$263,625	$584,098

Intangible Assets

Intangible assets as of December 31, 2025 and 2024, respectively, are summarized as follows (dollar amounts in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and developed technologies	$235,851	$(180,798)	$55,053	7.0
Customer relationships	296,868	(191,037)	105,831	11.7
Trademarks and trade names	25,261	(18,396)	6,865	9.3
Amortizable intangible assets	557,980	(390,231)	167,749	10.0
Non-amortizable intangible assets:
Trade names	13,027	—	13,027
Total	$571,007	$(390,231)	$180,776

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Amortizable intangible assets:
Patents and developed technologies	$218,867	$(159,041)	$59,826	7.6
Customer relationships	265,156	(158,938)	106,218	13.2
Trademarks and trade names	23,367	(16,594)	6,773	9.2
Amortizable intangible assets	507,390	(334,573)	172,817	11.1
Non-amortizable intangible assets:
Trade names	13,027	—	13,027
Total	$520,417	$(334,573)	$185,844

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

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

	Year Ended December 31,
	2025	2024	2023
Amortization expense – cost of revenue	$16,276	$14,773	$12,150
Amortization expense – operating expenses	27,477	25,794	20,445
Total amortization expense	$43,753	$40,567	$32,595

Estimated future amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2026	$15,044	$23,111	$38,155
2027	12,118	19,263	31,381
2028	10,311	16,221	26,532
2029	7,440	12,616	20,056
2030	4,764	10,129	14,893
Thereafter	5,376	31,356	36,732
Total	$55,053	$112,696	$167,749

Impairment Charges

The Company did not have any goodwill or indefinite-lived intangible asset impairment charges during the years ended December 31, 2025, 2024, or 2023.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

Contingent Consideration

On April 8, 2025, the Company completed the acquisition of Keonn. Pursuant to the purchase and sale agreement, the former shareholders of Keonn (the “Sellers”) are eligible to receive contingent consideration based on the achievement of specified revenue targets by Keonn during fiscal years 2025 through 2027. Payment of this contingent consideration is also subject to Keonn maintaining certain minimum gross margin percentage during the applicable periods. The undiscounted range of potential contingent consideration is between €0 and €20.0 million (approximately $21.9 million). If the performance conditions are met, the contingent consideration will be payable annually, with the first payment due in the first half of 2026. As of the acquisition date, the estimated fair value of the contingent consideration was €4.1 million (approximately $4.5 million), determined using the Monte Carlo valuation method. This amount was recorded as part of the purchase price. Subsequent changes in the estimated fair value are recognized in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. During 2025, the fair value of the contingent consideration was adjusted to €4.9 million ($5.7 million).

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Fair Value	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$291,629	$291,629	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	110	—	110	—
	$291,739	$291,629	$110	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$4,465	$—	$—	$4,465
Contingent considerations - Long term	1,291	—	—	1,291
Foreign currency forward contracts	134	—	134	—
	$5,890	$—	$134	$5,756

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

Changes in the fair value of Level 3 contingent considerations during the twelve months ended December 31, 2025 were as follows (in thousands):

Contingent Considerations
Balance at December 31, 2024	$57
Acquisition of Keonn	4,537
Payments	—
Fair value adjustments	830
Effect of foreign exchange rates	332
Balance at December 31, 2025	$5,756

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	December 31, 2025 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (Keonn)	$5,692	Monte Carlo method	Historical and projected revenue and gross profit margin from fiscal year 2025 to 2027	N/A
			Gross Profit Premium	9.3%
			Revenue risk premium	8.4%
			Gross Profit Volatility	38.5%
			Revenue Volatility	35.0%
			Credit spread	1.9%

During the years ended December 31, 2025 and 2024, there were no transfers between fair value levels.

See Note 11 for a discussion of the estimated fair value of the Company’s outstanding debt and Note 15 for a discussion of the estimated fair value of the Company’s pension plan assets.

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

As of December 31, 2025, the notional amount and fair value of the Company’s foreign currency forward contracts was $147.7 million and a net loss of less than $0.1 million, respectively. As of December 31, 2024, the notional amount and fair value of the Company’s foreign currency forward contracts was $187.4 million and a net loss of $0.2 million, respectively.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized aggregate net loss of $2.1 million, net gain of $4.9 million, and net gain of $2.5 million, respectively, from the settlement of foreign currency forward contracts, which were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

9. Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Fully vested restricted stock units, deferred stock units granted to members of the Company’s Board of Directors and the 4.7 million minimum shares issuable under stock purchase contract are included in the calculation of weighted average number of common shares outstanding.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

For diluted earnings per common share, the denominator includes the dilutive effect of outstanding common share equivalents. The dilutive effects of outstanding common share equivalents, including outstanding service-based restricted stock units (“RSUs”), stock options, performance-based restricted stock units (“PSUs”), and stock purchase contracts.

The dilutive effects of service-based RSUs, stock options, and PSUs are calculated using the treasury stock method. PSUs are considered contingently issuable shares, as their vesting may be based on the achievement of specified company financial performance metrics (“attainment-based PSUs”), the satisfaction of certain market conditions (“market-based PSUs”) or a hybrid of company financial performance metrics and market conditions (“hybrid PSUs”).

The dilutive effects of market-based PSUs is included in the weighted average common share outstanding based on the number of shares, if any, that would be issuable as of the end of the reporting period, assuming the end of the reporting period is also the end of the performance period. The dilutive effects of attainment-based and hybrid PSUs is included in the weighted average common share outstanding only to the extend that the applicable performance targets have been achieved as of the end of the reporting period.

The dilutive effects of stock purchase contracts represent the difference between the minimum and the maximum number of shares issuable based on the applicable market value. The "applicable market value" is defined as weighted-average price per share of common stock over the twenty consecutive trading day period immediately preceding the balance sheet date, or November 1, 2028, for settlement of the stock purchase contracts.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerators:
Net income	$53,829	$64,087	$72,878

Denominators:
Weighted average common shares outstanding— basic	36,589	35,950	35,844
Dilutive potential common shares	113	174	187
Weighted average common shares outstanding— diluted	36,702	36,124	36,031
Antidilutive potential common shares excluded from above	239	128	99

Earnings per Common Share:
Basic	$1.47	$1.78	$2.03
Diluted	$1.47	$1.77	$2.02

For the years ended December 31, 2025, 2024 and 2023, 209 thousand shares, 150 thousand shares, and 104 thousand shares respectively, of attainment-based PSUs and hybrid PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of December 31, 2025, December 31, 2024, and December 31, 2023.

10. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the dates indicated (in thousands):

Inventories

	December 31,
	2025	2024
Raw materials	$123,305	$92,198
Work-in-process	32,479	24,719
Finished goods	31,716	27,327
Demo and consigned inventory	784	362
Total inventories	$188,284	$144,606

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

Property, Plant and Equipment, Net

	December 31,
	2025	2024
Cost:
Land, buildings and improvements	$103,856	$99,217
Machinery and equipment	147,195	125,694
Total cost	251,051	224,911
Accumulated depreciation	(132,560)	(111,776)
Property, plant and equipment, net	$118,491	$113,135

The following table summarizes depreciation expense on property, plant and equipment, including demo units and assets under finance leases (in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$18,179	$14,996	$14,017

Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of the dates indicated (in thousands):

	December 31,
	2025	2024
Accrued compensation and benefits	$16,405	$28,361
Accrued warranty	4,463	4,805
Contract liabilities, current portion	10,945	5,715
Accrued restructuring	10,251	6,131
Accrued contingent considerations and earn-outs	4,465	57
Other	16,969	15,262
Total	$63,498	$60,331

Accrued Warranty

The following table summarizes changes in accrued warranty for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$4,805	$5,292	$5,127
Provision charged to cost of revenue	2,250	1,140	2,445
Warranty liabilities acquired from acquisitions	—	76	—
Use of provision	(2,674)	(1,680)	(2,338)
Foreign currency exchange rate changes	82	(23)	58
Balance at end of year	$4,463	$4,805	$5,292

Other Long-term Liabilities

The following table summarizes other long-term liabilities as of the dates indicated (in thousands):

	December 31,
	2025	2024
Finance lease obligations	$2,348	$3,175
Other	4,638	1,316
Total	$6,986	$4,491

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

11. Debt

Debt consisted of the following (in thousands):

	December 31,
	2025	2024
Senior Credit Facilities – term loans	$6,242	$4,710
Tangible Equity Units – Amortizing Notes	33,870	—
Less: unamortized debt issuance costs	(1,821)	(19)
Total current portion of long-term debt	$38,291	$4,691

Senior Credit Facilities – term loans	$142,752	$65,698
Senior Credit Facilities – revolving credit facility	—	348,751
Tangible Equity Units – Amortizing Notes	76,691	—
Less: unamortized debt issuance costs	(6,905)	(2,500)
Total long-term debt	$212,538	$411,949

Total debt	$250,829	$416,640

Senior Credit Facilities

On June 27, 2025, the Company entered into an amended and restated credit agreement (the “Fourth Amended and Restated Credit Agreement”) with existing and new lenders for an aggregate credit facility of approximately $1.0 billion, consisting of a €65.3 million euro-denominated 5-year term loan facility (the “Euro Term Loans”), a $75.0 million U.S. Dollar denominated 5-year term loan facility (the “U.S. Term Loans” and together with the Euro Term Loans, the “Term Loans”), and an $850.0 million 5-year revolving credit facility (the “Revolving Facility”, and together with the Euro Term Loans and the U.S. Term Loans, collectively, the “Senior Credit Facilities”). The Senior Credit Facilities mature in June 2030 and include an uncommitted “accordion” feature pursuant to which the commitments thereunder may be increased by an additional $350.0 million in aggregate, subject to the satisfaction of certain customary conditions. In connection with the Fourth Amended and Restated Credit Agreement, the Company capitalized $4.7 million deferred financing costs and recorded a $0.4 million loss from the write-off of a portion of the unamortized deferred financing costs.

On November 5, 2025, The Company entered into an amendment (the “First Amendment”) to the Fourth Amended and Restated Credit Agreement. The First Amendment increases the maximum consolidated leverage ratio permitted thereunder to 3.75:1.00, with a step-up to 4.25:1.00 following a designated acquisition and revised the Company's consolidated leverage ratio definition (as defined in the Fourth Amended and Restated Credit Agreement) allowing for the use of up to $100 million unrestricted cash and cash equivalents as a reduction to consolidated funded indebtedness (as defined in the Fourth Amended and Restated Credit Agreement).

The borrowings under the Senior Credit Facilities bear interest at the Base Rate (as defined in the Fourth Amended and Restated Credit Agreement) plus a margin ranging between zero and 0.75% per annum, determined by reference to the our consolidated leverage ratio, or SOFR, SONIA or EURIBOR, as applicable, plus a margin ranging between 1.00% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the Revolving Facility.

The Fourth Amended and Restated Credit Agreement contains various customary representations, warranties and covenants applicable to the Company and its subsidiaries, including, among others: (i) limitations on fundamental changes involving the Company and its subsidiaries; (ii) limitations on the disposition of assets; and (iii) limitations on indebtedness, investments, and liens. The Agreement also requires the Company to satisfy certain financial maintenance covenants on a quarterly basis, including maintaining a minimum consolidated fixed charge coverage ratio of 1.25:1.00 and a maximum consolidated leverage ratio of 3.75:1.00, with a step up to 4.25:1.00 for the four consecutive quarters following certain acquisitions with an aggregate consideration greater than or equal to $50.0 million.

The outstanding principal balance under the Euro Term Loans is payable in quarterly installments of €1.1 million (approximately $1.3 million), that began in September 2025, with the remaining balance due upon maturity. The U.S. Term Loans

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

require quarterly installment payments of $0.5 million starting in September 2026, increasing to $0.9 million beginning in September 2027, with the remaining balance also due upon maturity. The Company may make additional principal payments at any time, which will reduce the next scheduled installment. Borrowings under the revolving credit facility may be repaid at any time prior to maturity.

As of December 31, 2025, the outstanding principal under the Company’s term loan facilities are scheduled to be repaid as follows (in thousands):

Principal Amount
2026	$6,242
2027	8,117
2028	9,055
2029	9,055
2030	116,525
Total debt repayments	$148,994

The Company may be required to prepay outstanding loans under the Fourth Amended and Restated Credit Agreement with the net proceeds from certain asset dispositions and incurrence of certain debt. At the election of the Company, and so long as no default shall have occurred, the Company may reinvest all, or any portion, of the net proceeds from such asset dispositions or incurrence of debt within a year.

As of December 31, 2025, the Company had $850.0 million additional borrowing capacity available under the revolving credit facility. Excluding commitment fees under the revolving credit facility, the weighted average interest rate for the Senior Credit Facilities was approximately 4.11% as of December 31, 2025. The commitment fee rate for the unused commitments under the revolving credit facility was approximately 0.25% as of December 31, 2025.

Guarantees

The Senior Credit Facilities are guaranteed by Novanta Inc., Novanta Corporation, NDS Surgical Imaging LLC, Novanta Medical Technologies Corp., Novanta Medical USA, Inc, Novanta Europe GmbH, Novanta U.K. Investments Holding Limited, Novanta Technologies U.K. Limited, ATI Industrial Automation, Inc., ATI Industrial Mexico, LLC, Motion Solutions Parent Corp, and Bearings Engineers, Inc. (collectively, “Guarantors”). Each Guarantor, jointly and severally, unconditionally guarantees the due and punctual payment of the principal, interest and fees under the Senior Credit Facilities, when due and payable, whether at maturity, by required prepayment, by acceleration or otherwise. In addition, Guarantors guarantee the due and punctual payment, fees and interest on the overdue principal of the Senior Credit Facilities and the due and punctual performance of all obligations of the Company in accordance with the terms of the Fourth Amended and Restated Credit Agreement. Furthermore, each Guarantor, jointly and severally, unconditionally guarantees that in the event of any extension, renewal, amendment, refinancing or modification of any of the Senior Credit Facilities, amounts due will be promptly paid in full when due in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise.

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

Each Guarantor may be released from its obligations under its respective Guarantee and its obligations under the Fourth Amended and Restated Credit Agreement upon the occurrence of certain events, including, but not limited to: (i) the Guarantor ceasing to be a subsidiary; or (ii) payment in full of the principal and accrued and unpaid interest on the Senior Credit Facilities and all other obligations.

The maximum potential amount of future payments that the Guarantors could be required to make under the Guarantee is the principal amount of the Senior Credit Facilities plus all accrued and unpaid interest thereon. However, as of December 31, 2025, the Guarantors were not expected to be required to perform under the Guarantee.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc. The Fourth Amended and Restated Credit Agreement also contains customary events of default.

Deferred Financing Costs

The Company allocated the deferred financing costs between the term loan and the revolving credit facility based on the maximum borrowing capacity and are amortized on a straight-line basis over the term of the Senior Credit Facilities. Non-cash interest expense related to the amortization of the deferred financing costs was $1.2 million, $1.2 million and $1.2 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Unamortized deferred financing costs are presented as a reduction to the debt balances on the consolidated balance sheets.

Fair Value of Debt

As of December 31, 2025 and December 31, 2024, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

12. Tangible Equity Unit (“TEU”) Offering

On November 12, 2025 the Company issued 12,650,000 of its 6.50% tangible equity units (the “Units”) at a public offering price of $50.00 per Unit, for an aggregate offering of $632.5 million. The Company received proceeds of $613.1 million after the deduction of the underwriters fees and other issuance costs. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note with an initial principal amount of $8.74, due November 1, 2028 (“Amortizing Note”).

Each Unit may be legally separated into the two components, both of which are freestanding instruments and separate units of account. The Company allocated the proceeds from the issuance of the Units to the purchase contracts and amortizing notes based on the relative fair values of the respective components, determined as of the date of issuance of the Units. The Company recognized the issuance of the purchase contract portion of the Units, net of issuance costs, as additional paid-in-capital on the consolidated balance sheet. The Company separately recognized the amortizing notes portion of the Units, net of issuance costs, as long-term debt, with payments expected in the next twelve months reflected in current portion of long-term debt on the consolidated balance sheet.

The proceeds from the issuance of the Units were allocated to equity and debt based on the relative fair value of the respective components each Unit as follows:

	Equity Component	Debt Component	Total
Fair value per unit	$41.26	$8.74	$50.00

Gross proceeds	521,939	110,561	632,500
Less: Issuance costs	16,011	3,392	19,403
Net proceeds	$505,928	$107,169	$613,097

Unless settled early in accordance with the terms of the instruments and subject to postponement in certain limited circumstances, each prepaid stock purchase contract will automatically settle on November 1, 2028 (the mandatory settlement date) for a number of shares of the Company’s common stock based on the arithmetic average of the volume weighted average price (“VWAPs”) of the Company’s common stock on each of the 20 consecutive trading days beginning on, and including, the 21st scheduled trading day immediately preceding November 1, 2028 (applicable market value) with reference to the following settlement rates:

Applicable Market Value	Common Stock Issued
Equal to or greater than $134.0842	0.3729 shares (minimum settlement rate)
Less than $134.0842 but greater than $107.26	$50 divided by applicable market value
Less than or equal to $107.26	0.4662 shares (maximum settlement rate)

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

The purchase contracts are mandatorily convertible into a minimum of 4.7 million shares or a maximum of 5.9 million shares of our common stock on the mandatory settlement date (unless redeemed by us or settled earlier at the unit holder's option). The 4.7 million minimum shares are included in the calculation of basic weighted average shares outstanding. The difference between the minimum and maximum shares represents potentially dilutive securities, which are included in the calculation of diluted weighted average shares outstanding on a pro rata basis to the extent that the average applicable market value is equal to or greater than $107.26 but is less than or equal to $134.08 during the period (see Note 9).

Each Amortizing Note will bear interest at the rate of 6.30% per annum and will have a final installment payment date of November 1, 2028. On each February 1, May 1, August 1 and November 1, commencing on February 1, 2026, the Company will pay quarterly cash installments of $0.8125 per Amortizing Note (except for the February 1, 2026 installment payment, which will be $0.7132 per Amortizing Note), which will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate per year will be equivalent to 6.50% per year with respect to each $50.00 stated amount of Unit.

As of December 31, 2025, the outstanding principal under the Company's Amortizing Notes are scheduled to be repaid as follows (in thousands):

Principal Amount
2026	$33,870
2027	37,147
2028	39,544
Total debt repayments	$110,561

13. Leases

Most leases held by the Company expire between 2026 and 2037. In the U.K., where longer lease terms are more common, the Company has a land lease that extends through 2078. Certain leases include terms such as one or more options to renew, with renewal terms that can extend the lease term from one to 10 years, and options to terminate the leases within one year. The exercise of lease renewal or termination option is at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s right-of-use assets and operating lease liabilities as they are not reasonably certain of being exercised. The Company regularly evaluates the renewal options and includes the renewal periods in the lease term when they are reasonably certain of being exercised. The depreciable life of right-of-use assets and leasehold improvements is limited to the expected lease terms.

The following table summarizes the components of lease costs included in the statements of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$11,506	$12,109	$10,475
Finance lease cost
Amortization of right-of-use assets	602	602	602
Interest on lease liabilities	195	236	274
Variable lease cost	1,220	1,192	1,007
Total lease cost	$13,523	$14,139	$12,358

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

The following table provides the details of balance sheet information related to leases as of the dates indicated (in thousands, except lease term and discount rate):

	December 31,
	2025	2024
Operating leases:
Operating lease right-of-use assets	$41,697	$42,908

Current portion of operating lease liabilities	$9,857	$9,879
Operating lease liabilities	38,873	40,548
Total operating lease liabilities	$48,730	$50,427

Finance leases:
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(7,476)	(6,874)
Finance lease assets included in property, plant and equipment, net	$2,106	$2,708

Accrued expenses and other current liabilities	$828	$759
Other liabilities	2,348	3,175
Total finance lease liabilities	$3,176	$3,934

Weighted-average remaining lease term (in years):
Operating leases	7.3	7.4
Finance leases	3.5	4.5
Weighted-average discount rate:
Operating leases	4.92%	4.82%
Finance leases	5.54%	5.54%

The following table provides the details of cash flow information related to leases for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in lease liabilities:
Operating cash flows from finance leases	$195	$236	$274
Operating cash flows from operating leases	$12,047	$11,169	$7,826
Financing cash flows from finance leases	$759	$718	$657
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$6,315	$14,237	$4,046
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$—

(1)
The amount for the twelve months ended December 31, 2025 includes $3.1 million of right-of-use assets acquired as part of the Keonn acquisition. The amount for the twelve months ended December 31, 2024 includes $8.1 million of right-of-use assets acquired as part of the Motion Solutions acquisition.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

Future minimum lease payments under operating and finance leases expiring subsequent to December 31, 2025, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2026	$11,572	$979
2027	10,447	1,003
2028	7,495	1,003
2029	6,476	502
2030	6,166	—
Thereafter	17,195	—
Total minimum lease payments	59,351	3,487
Less: interest	(10,621)	(311)
Present value of lease liabilities	$48,730	$3,176

14. Stockholders’ Equity and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of December 31, 2025, no preferred shares had been issued and outstanding.

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

In February 2020, the Company’s Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of an additional $50.0 million worth of common shares. During 2025, the Company repurchased 357 thousand shares for an aggregate purchase price of $39.3 million at an average price of $110.17 per share under the 2020 Repurchase Plan. No shares were repurchased during the years ended December 31, 2024 and 2023. As of December 31, 2025, the Company had $10.2 million available for future share repurchases under the 2020 Repurchase Plan.

In September 2025, the Company’s Board of Directors approved a new share repurchase plan (the “2025 Repurchase Plan”) authorizing the repurchase of an additional $200.0 million worth of common shares. The Company expects that share repurchases will be made under the 2025 Repurchase Plan after the 2020 Repurchase Plan is completed. As of December 31, 2025, no shares had been repurchased under the 2025 Repurchase Plan.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

Amended and Restated 2010 Incentive Plan

In November 2010, the Company’s shareholders approved the 2010 Incentive Award Plan under which the Company may grant share-based compensation awards to employees, consultants and directors. In May 2021, the Company’s shareholders approved an amended and restated 2010 Incentive Award Plan (as amended, the “Amended and Restated 2010 Incentive Plan”). The maximum number of shares which can be issued pursuant to the Amended and Restated 2010 Incentive Plan is 6,148,613, subject to adjustment as set forth in the Amended and Restated 2010 Incentive Plan. The Amended and Restated 2010 Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, deferred stock units, dividend equivalents, performance awards and stock payments (collectively referred to as “Awards”). The Amended and Restated 2010 Incentive Plan provides for specific limits on the number of shares with respect to Awards that may be granted to any one person during any calendar year and the amount of cash that can be paid with respect to Awards to any one person during any calendar year. The Amended and Restated 2010 Incentive Plan will expire and no further Awards may be granted after May 13, 2031. As of December 31, 2025, there were 1,251,140 shares available for future Awards under the Amended and Restated 2010 Incentive Plan.

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

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in operating income for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative	$22,629	$19,885	$21,963
Research and development and engineering	3,988	2,346	2,031
Cost of revenue	2,877	1,076	1,594
Restructuring, acquisition and related costs	44	—	—
Total share-based compensation expense	$29,538	$23,307	$25,588

The expense recorded during each of the three years ended December 31, 2025, December 31, 2024 and December 31, 2023 included $1.6 million, $1.6 million and $1.2 million, respectively, related to restricted stock units (“RSUs”) and deferred stock units (“DSUs”) granted to the members of the Company’s Board of Directors.

As of December 31, 2025, the Company’s outstanding equity awards for which compensation expense will be recognized in the future consisted of time-based RSUs, performance stock units (“PSUs”) and stock options granted under the Amended and Restated 2010 Incentive Plan. The Company expects to record an aggregate share-based compensation expense of $45.3 million, net of estimated forfeitures, over a weighted average period of 1.90 years subsequent to December 31, 2025, for all outstanding Awards as of December 31, 2025.

Restricted Stock Units and Deferred Stock Units

The Company’s RSUs have generally been issued to employees and the Company's Board of Directors with vesting periods ranging from zero to four years and vest based solely on service conditions. Accordingly, the Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company reduces the compensation expense by an estimated forfeiture rate which is based on anticipated forfeitures and actual experience.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

DSUs were previously granted to the members of the Company’s Board of Directors. The compensation expense associated with the DSUs is recognized in full on the respective date of grant, as DSUs are fully vested and non-forfeitable upon grant. Outstanding DSUs are converted into common shares upon Board members' resignation or retirement from the Board. There were 40 thousand and 40 thousand DSUs outstanding as of December 31, 2025 and December 31, 2024, respectively, which were included in the calculation of weighted average basic shares outstanding for the respective period.

The table below summarizes activities during the year ended December 31, 2025 relating to restricted and deferred stock units issued and outstanding under the Amended and Restated 2010 Incentive Plan:

	Restricted and Deferred Stock Units (In thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (In years)	Aggregate Intrinsic Value (1) (In thousands)
Unvested at December 31, 2024	198	$154.43
Granted	336	$128.30
Vested	(94)	$147.47
Forfeited	(50)	$142.76
Unvested at December 31, 2025	390	$135.09	1.08 years	$46,354
Expected to vest as of December 31, 2025	360	$136.01	1.08 years	$42,784
(1)
The aggregate intrinsic value is calculated based on the fair value of $118.99 per common share as of December 31, 2025 due to the fact that the restricted and deferred stock units carry a $0 purchase price.

The total fair value of restricted stock units and deferred stock units that vested in 2025, based on the market price of the underlying shares as of the date of vesting, was $12.7 million.

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

AS OF DECEMBER 31, 2025

of the specified performance period. The probability assessment is performed quarterly and the cumulative effect of a change in the estimated compensation expense, if any, is recognized in the consolidated statement of operations in the period in which such determination is made.

The table below summarizes activities during the year ended December 31, 2025 relating to performance-based restricted stock units issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan:

	Performance Stock Units (2) (In thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (In years)	Aggregate Intrinsic Value (3) (In thousands)
Unvested at December 31, 2024	227	$165.13
Granted	157	$133.11
Performance adjustments(1)	(8)	$143.51
Vested	(53)	$141.33
Forfeited	(20)	$167.65
Unvested at December 31, 2025	303	$153.13	1.54 years	$36,092
Expected to vest as of December 31, 2025	217	$148.98	1.54 years	$25,844
(1)
The amount shown represents performance adjustments related to the performance-based awards vested during the year ended December 31, 2025.
(2)
The unvested PSUs are shown in this table at target payout. The number of shares vested reflects the number of shares earned and issued during the year. As of December 31, 2025, the maximum number of PSUs available to be earned was approximately 593 thousand.
(3)
The aggregate intrinsic value is calculated based on the fair value of $118.99 per common share as of December 31, 2025 due to the fact that the performance stock units carry a $0 purchase price.

The total fair value of PSUs that vested during the year ended December 31, 2025, based on the market price of the underlying shares on the date of vesting, was $7.6 million.

The grant-date fair value of the hybrid PSUs granted during the year ended December 31, 2025 was estimated using the Monte-Carlo valuation model with the following assumptions:

Year Ended
December 31, 2025
Grant-date stock price	$142.80
Expected volatility	36.94%
Risk-free interest rate	4.18%
Expected annual dividend yield	—
Weighted average fair value	$160.93

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

Stock Options

The following table shows stock options that were outstanding and exercisable as of December 31, 2025 and the related weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value:

	Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1) (In thousands)
Outstanding as of December 31, 2024	149	$139.17
Granted	—	$—
Exercised	(4)	$135.86
Forfeited or expired	(11)	$157.04
Outstanding as of December 31, 2025	134	$137.77	3.85 years	$1,343
Exercisable as of December 31, 2025	90	$128.40	3.37 years	$1,343
Expected to vest as of December 31, 2025	44	$157.25	4.84 years	$—
(1)
The aggregate intrinsic value is calculated as the difference between the closing market price of $118.99 per common share as of December 31, 2025 and the exercise price of the stock options. It excludes the effect of stock options that have a zero or negative intrinsic value.

15. Employee Benefit Plans

Defined Contribution Plans

The Company has defined contribution employee retirement savings plans in the U.S., the U.K. and Japan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. The Company’s matching contributions to the plans were $7.0 million, $6.8 million and $6.8 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.

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

The net periodic pension cost is included in other income (expense) in the consolidated statements of operations and consisted of the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
Components of the net periodic pension cost:
Interest cost	$1,255	$1,158	$1,185
Expected return on plan assets	(1,500)	(1,466)	(1,440)
Amortization of actuarial losses	778	851	990
Amortization of prior service cost	30	30	30
Net periodic pension cost	$563	$573	$765

The actuarial assumptions used to compute the net periodic pension cost for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively, were as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted-average discount rate	5.5%	4.5%	4.8%
Weighted-average long-term rate of return on plan assets	5.5%	5.1%	5.3%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

The actuarial assumptions used to compute the benefit obligations as of December 31, 2025 and December 31, 2024, respectively, were as follows:

	December 31,
	2025	2024
Weighted-average discount rate	5.6%	5.5%
Rate of inflation	2.7%	3.1%

The discount rates used are derived from (AA) corporate bonds that have maturities approximating the terms of the pension obligations under the U.K. Plan. In estimating the expected return on plan assets, the Company considered the historical performance of the major asset classes held by the U.K. Plan and current forecasts of future rates of return for these asset classes.

The following table provides a reconciliation of benefit obligations and plan assets of the U.K. Plan (in thousands):

	December 31,
	2025	2024
Change in benefit obligation:
Projected benefit obligation at beginning of year	$22,400	$26,259
Interest cost	1,255	1,158
Actuarial (gains) losses (1)	(104)	(3,393)
Benefits paid	(1,396)	(1,374)
Prior service cost	—	—
Foreign currency exchange rate changes	1,570	(250)
Projected benefit obligation at end of year	$23,725	$22,400
Accumulated benefit obligation at end of year	$23,725	$22,400
Change in plan assets:
Fair value of plan assets at beginning of year	$26,645	$29,351
Actual return on plan assets	845	(1,311)
Employer contributions	—	287
Benefits paid	(1,396)	(1,374)
Foreign currency exchange rate changes	1,862	(308)
Fair value of plan assets at end of year	$27,956	$26,645
Funded status at end of year	$4,231	$4,245
Amounts included in accumulated other comprehensive loss not yet recognized in net periodic pension cost:
Net actuarial losses at beginning of year	$(6,197)	$(7,772)
Net actuarial gains (losses) during the year	(551)	627
Prior service cost arising during the year	—	—
Amounts reclassified from accumulated other comprehensive loss to income before income taxes	808	881
Foreign currency exchange rate changes	(430)	67
Net actuarial losses	$(6,370)	$(6,197)
(1)
Actuarial (gains)/losses in the U.K. Plan for the years ended December 31, 2025 and December 31, 2024, respectively, primarily resulted from changes in the discount rate assumptions.

The funded status of the U.K. Plan was included in other long term assets on the accompanying consolidated balance sheet as of December 31, 2025 and December 31, 2024, respectively.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

The following table reflects the total expected benefit payments to plan participants for each of the next five years and the following five years in aggregate and have been estimated based on the same assumptions used to measure the Company’s benefit obligations as of December 31, 2025 (in thousands):

Amount
2026	$1,680
2027	1,772
2028	1,741
2029	1,739
2030	2,232
2031-2035	10,214
Total	$19,378

In the U.K., defined benefit pension plan funding valuations are conducted every three years to determine the future level of contributions. Based on the results of the most recent valuation in 2024, the Company will not be required to contribute any additional funds for the next two years. Future annual funding contributions, if any, will be determined in the next statutory funding valuation in 2027.

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

The following table summarizes the fair values of Plan assets by asset category as of December 31, 2025 (in thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Not Subject to Leveling
Mutual Funds:
Fixed income (1)	$27,569	$—	$—	$—	$27,569
Cash	387	387	—	—	—
Total	$27,956	$387	$—	$—	$27,569

(1)
This class comprises a diversified portfolio of global investments which seeks fixed income growth and is allocated on a weighted average basis as follows: cash and cash equivalents (70%), bonds (26%) and other assets (4%).

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

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

16. Income Taxes

Components of the Company’s income (loss) before income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income (loss) before income taxes:
Canada	$(1,250)	$(7,425)	$(6,490)
U.S.	(22,890)	11,829	38,992
Other	93,782	74,662	51,246
Total	$69,642	$79,066	$83,748

Components of the Company’s income tax provision (benefit) for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Canada	$11	$43	$59
U.S.	1,733	11,198	14,424
Other	22,922	19,647	11,113
	24,666	30,888	25,596
Deferred
Canada	—	—	—
U.S.	(5,124)	(12,612)	(12,224)
Other	(3,729)	(3,297)	(2,502)
	(8,853)	(15,909)	(14,726)
Total	$15,813	$14,979	$10,870

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

The Company is incorporated in Canada and therefore uses the Canadian statutory rate for income tax disclosure. Below is a tabular reconciliation of the Canadian federal-only statutory income tax rate to the Company's effective tax rate for the year ended December 31, 2025 in accordance with the amendments in ASU 2023-09:

	Year Ended
	December 31, 2025
	Amount	Percentage
Canada statutory tax rate	$10,446	15.0%
Provincial and local income taxes	—	0.0%
Foreign tax effects
United States
R&D tax credits	(2,410)	(3.5)%
Effect of rates different than statutory	(1,471)	(2.1)%
Foreign-derived intangible income	(740)	(1.0)%
Base Erosion and Anti-Abuse Tax	1,549	2.2%
Disallowed compensation	1,896	2.7%
Return to provision adjustments	677	1.0%
Other	640	0.9%
United Kingdom
UK patent box	(6,652)	(9.6)%
Effect of rates different than statutory	4,155	6.0%
Pillar 2	1,031	1.5%
Other	22	0.0%
Germany
Trade tax	4,162	6.0%
Other	(105)	(0.1)%
China
Effect of rates different than statutory	1,695	2.4%
Withholding taxes	1,144	1.6%
Other	63	0.1%
Other foreign jurisdictions	224	0.3%
Effect of cross-border tax laws	—	0.0%
Tax credits	—	0.0%
Changes in valuation allowances	(145)	(0.2)%
Nontaxable or nondeductible items
Other	356	0.5%
Changes in unrecognized tax benefits	(704)	(1.0)%
Other adjustments
Withholding and Other taxes	(20)	(0.0)%
Effective tax rate	$15,813	22.7%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

Below is a reconciliation of the statutory Canadian federal plus provincial tax rate to the effective tax rate related to income before income taxes for the periods indicated is as follows (in thousands, except percentage data), as presented in prior period financial statements:

	Year Ended December 31,
	2024	2023
Statutory Canadian tax rate	29.00%	29.00%
Expected income tax provision at Canadian statutory tax rate	$22,929	$24,287
U.S. state income taxes, net	(168)	860
U.K. patent box	(3,982)	(4,247)
Foreign-derived intangible income	(3,015)	(4,500)
International tax rate differences	(2,622)	(4,804)
Tax credits	(2,590)	(3,602)
Change in valuation allowance	1,930	2,068
Disallowed compensation	1,678	2,571
Withholding and other taxes	854	300
Windfall benefit from share-based compensation	(844)	(1,685)
Transaction costs and permanent differences	360	423
Uncertain tax positions	244	90
Provision to return differences	231	(1,056)
Acquisition contingent consideration adjustments	(81)	—
Statutory tax rate changes	55	165
Reported income tax provision	$14,979	$10,870
Effective tax rate	18.9%	13.0%

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items and operating loss and tax credit carryforwards for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and December 31, 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Capitalized R&D	$40,043	$34,777
Inventories	16,270	15,451
Losses	13,456	12,606
Compensation related deductions	7,827	9,323
Operating lease liabilities	8,703	9,120
Tax credits	4,821	3,260
Deferred tangible equity unit financing fee	3,715	—
Business interest expense	55	1,483
Other	1,922	974
Warranty	665	913
Total deferred tax assets	97,477	87,907
Valuation allowance on deferred tax assets	(23,212)	(18,594)
Net deferred tax assets	$74,265	$69,313
Deferred tax liabilities:
Amortization	$(43,771)	$(39,061)
Operating lease right-of-use assets	(7,831)	(8,110)
Depreciation	(5,879)	(6,307)
Deferred revenue	(7,495)	(6,041)
Total deferred tax liabilities	$(64,976)	$(59,519)
Net deferred tax assets (liabilities)	$9,289	$9,794

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

Income taxes paid, net of refunds received, were as follows:

Year Ended
December 31, 2025
Federal - Canada	$—
Provincial - Canada	—
Foreign	36,725

Total	$36,725

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

Foreign:
Germany corporate income taxes	$12,653
Germany trade taxes	9,893
China	5,257
United Kingdom	3,652
United States - federal taxes	814
United States - state taxes	484

In determining its income tax provisions, the Company calculated deferred tax assets and liabilities for each separate jurisdiction. The Company then considered a number of factors, including positive and negative evidence related to the realization of its deferred tax assets, to determine whether a valuation allowance should be recognized with respect to its deferred tax assets.

The Company began to capitalize research and development (“R&D”) expenditures in 2022 in accordance with the Tax Cuts and Jobs Act of 2017 (“TCJA”) which requires that R&D expenditures be capitalized and amortized for income tax purposes over five years for domestic research and fifteen years for foreign research, rather than being deducted as incurred. This has the effect of increasing the Company’s cash taxes and deferred tax assets. In 2025 the Company’s deferred tax assets related to capitalized R&D expenditure increased $5.3 million, which also creates an effective tax rate benefit of 1.0% by increasing the Company's Foreign Derived Intangible Income deduction.

In 2025, the Company recorded an additional $4.6 million of valuation allowance. In 2024, the Company recorded an additional $1.9 million of valuation allowance.

As of December 31, 2025, the Company had valuation allowances on Canada net operating and capital loss carryforwards, U.K. capital loss carryforwards, certain U.S. state net operating losses, and state and foreign tax credits where the Company has determined that it is not more likely than not the future benefit would be realized. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company continuously reassesses the possibility of releasing the valuation allowance currently in place on its deferred tax assets.

As of December 31, 2025, the Company had net operating loss carry forwards of $7.6 million (tax effected). Of this amount, approximately $7.1 million relates to Canada and begins to expire starting in 2033 and had a full valuation allowance. The remainder $0.5 million relates to various U.S. jurisdictions, which will begin to expire in 2026 through 2045. In addition, the Company had capital loss carryforwards of $5.9 million, which can be carried forward indefinitely and had a full valuation allowance. Of this amount, $4.9 million, and $1.0 million related to Canada, and the U.K., respectively.

As of December 31, 2024, the Company had net operating loss carry forwards of $6.8 million (tax effected). Of this amount, approximately $6.5 million relates to Canada and begins to expire starting in 2033 and had a full valuation allowance. The remainder $0.3 million relates to various U.S. jurisdictions, of which $0.1 million can be carried forward indefinitely and the remaining $0.2 million will begin to expire in 2025 through 2036, on which the Company records a valuation allowance of $0.1 million. In addition, the Company had capital loss carryforwards of $5.8 million, which can be carried forward indefinitely and had a full valuation allowance. Of this amount, $4.9 million, $0.8 million and $0.1 million relates to Canada, the U.K and other foreign jurisdictions, respectively.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

As of December 31, 2025, the Company had tax credit carryforwards of approximately $5.8 million, before accounting for $1.0 million of uncertain tax positions recorded against the credit carryforward. Approximately $1.5 million relate to U.S. Federal credits which will expire in 2045, and $2.7 million relate to U.S. state credits and will expire through 2046, and on which the Company maintains a full valuation allowance. $0.5 million relates to the U.S. Federal foreign tax credits which will expire through 2034, and on which the Company maintains a full valuation allowance. Approximately $0.4 million relate to other foreign jurisdictions. The remaining $0.7 million tax credit carryforwards were related to Canada and can be carried forward indefinitely. The Canadian credit carryforwards also have a full valuation allowance recorded against them.

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

As of December 31, 2025, the Company had disallowed business interest expense carryforwards of $0.1 million under Section 163(j) of the Internal Revenue Code. These carryforwards have no expiration date and can be utilized indefinitely to offset future taxable income, subject to the limitations of Section 163(j).

As of December 31, 2024, the Company had disallowed business interest expense carryforwards of $1.5 million under Section 163(j) of the Internal Revenue Code. These carryforwards have no expiration date and can be utilized indefinitely to offset future taxable income, subject to the limitations of Section 163(j).

Income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in nature. This amount becomes taxable upon the repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. The estimated unrecognized income tax and foreign withholding tax liability on these undistributed earnings is approximately $5.4 million.

As of December 31, 2025, the Company’s total amount of gross unrecognized tax benefits was $4.4 million of which $3.7 million would favorably affect the effective tax rate if benefited. The Company believes there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows. Furthermore, the Company believes that it has adequately provided for all significant income tax uncertainties.

The reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2022	$4,249
Additions based on tax positions related to the current year	561
Additions for tax positions of prior years	47
Reductions to tax positions of prior years	(22)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(492)
Settlements with tax authorities	—
Balance at December 31, 2023	4,343
Additions based on tax positions related to the current year	949
Additions for tax positions of prior years	204
Reductions to tax positions of prior years	(42)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(615)
Settlements with tax authorities	—
Balance at December 31, 2024	4,839
Additions based on tax positions related to the current year	697
Additions for tax positions of prior years	70
Reductions to tax positions of prior years	(101)
Reductions to tax positions resulting from a lapse of the applicable statute of limitations	(1,131)
Settlements with tax authorities	—
Balance at December 31, 2025	$4,374

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

The Company recognizes interest and penalties related to uncertain tax positions in income tax provision. As of December 31, 2025 and 2024, the Company had approximately $0.7 million and $0.8 million, respectively, of accrued interest and penalties related to uncertain tax positions. During the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company recognized $(0.1) million, $0.1 million and $0.1 million, respectively, of expense for an increase in interest and penalties related to uncertain tax positions.

The Company files income tax returns in Canada, the U.S., and various foreign jurisdictions. Generally, the Company is no longer subject to U.S. or foreign income tax examinations, including transfer pricing tax audits, by tax authorities for the years before 2015.

The Company’s income tax returns may be reviewed by tax authorities in the following countries for the following periods under the appropriate statute of limitations:

United States	2019 - Present
Canada	2021 - Present
United Kingdom	2024 - Present
Germany	2021 - Present
Czech Republic	2022 - Present
China	2015 - Present
Japan	2020 - Present

17. Restructuring, Acquisition and Related Costs

The following table summarizes restructuring, acquisition and related costs recorded in the accompanying consolidated statements of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
2025 restructuring	$14,021	$—	$—
2024 restructuring	5,698	10,486	—
2022 restructuring	—	—	8,961
2020 restructuring	(3,595)	—	2,853
Total restructuring related charges	16,124	10,486	11,814
Acquisition and related charges	6,528	3,223	1,000
Total restructuring, acquisition and related costs	$22,652	$13,709	$12,814

2025 Restructuring

The Company initiated the 2025 restructuring program in the second quarter of 2025 in order to streamline operations and align with our long-term goals. The 2025 restructuring program includes measures to regionalize manufacturing operations to better serve its customers, expedite the closure of certain sites, streamline management structures, and implement cost-saving strategies in areas anticipated to have a minimal long-term impact on the Company's overall business performance. During year ended December 31, 2025, the Company recorded $14.0 million in severance, facility related and other charges in connection with the 2025 restructuring program. As of December 31, 2025, the Company had incurred cumulative costs of $14.0 million related to this restructuring program. The Company anticipates substantially completing the 2025 restructuring program by the end of 2026. Total restructuring charges related to this program are expected to be approximately $25.0 million.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

The following table summarizes restructuring costs associated with the 2025 restructuring program by reportable segment (in thousands):

	Year Ended December 31,	Cumulative Costs as of
	2025	December 31, 2025
Automation Enabling Technologies	$3,269	$3,269
Medical Solutions	7,325	7,325
Unallocated costs	3,427	3,427
Total	$14,021	$14,021

2024 Restructuring

As a result of the Company’s acquisitions and ongoing integration activities, the Company initiated the 2024 restructuring program in the first quarter of 2024 in order to reduce operating complexity. During the year ended December 31, 2025, the Company recorded $5.7 million in severance, facility related and other charges in connection with the 2024 restructuring program. As of December 31, 2025, the Company had incurred cumulative costs of $16.2 million related to this restructuring program. The Company anticipates substantially completing the 2024 restructuring program by the end of 2026 and expects to incur additional restructuring charges of $2.0 million to $3.0 million related to the 2024 restructuring program.

The following table summarizes restructuring costs associated with the 2024 restructuring program by reportable segment (in thousands):

	Year Ended December 31,		Cumulative Costs as of
	2025	2024	December 31, 2025
Automation Enabling Technologies	$1,390	$3,198	$4,588
Medical Solutions	4,276	6,769	11,045
Unallocated costs	32	519	551
Total	$5,698	$10,486	$16,184

2022 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2022 restructuring program in the third quarter of 2022. This program was focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program was focused on cost reduction actions to improve gross margins for the overall company. As of December 31, 2025, the Company had incurred cumulative costs of $10.4 million related to the 2022 restructuring program. The 2022 restructuring program was completed in the fourth quarter of 2023.

The following table summarizes restructuring costs associated with the 2022 restructuring program by reportable segment (in thousands):

	Year Ended December 31,	Cumulative Costs as of
	2023	December 31, 2025
Automation Enabling Technologies	$6,771	$8,129
Medical Solutions	1,359	1,415
Unallocated costs	831	831
Total	$8,961	$10,375

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program was focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program was focused on cost reduction actions to improve gross margins for the overall company. As of December 31, 2025, the Company had incurred cumulative costs of $13.1 million related to the 2020 restructuring program. The 2020 restructuring program was completed in the fourth quarter of 2023. In January 2025, the Company sold a facility from the 2020 restructuring program and recorded a $3.6 million gain in the Company’s Automation Enabling Technologies segment.

The following table summarizes restructuring costs associated with the 2020 restructuring program by reportable segment (in thousands):

	Year Ended December 31,			Cumulative Costs as of
	2025	2024	2023	December 31, 2025
Automation Enabling Technologies	$(3,595)	$—	$2,853	$10,232
Medical Solutions	—	—	—	2,716
Unallocated costs	—	—	—	173
Total	$(3,595)	$—	$2,853	$13,121

Roll-forward of Accrued Expenses Related to Restructuring Programs

The following table summarizes the accrual activities, by component, related to the Company’s restructuring programs recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility Related	Facility Sale	Other
Balance at December 31, 2023	$2,850	$1,038	$1,680	$—	$132
Restructuring charges	10,486	8,165	2,034	—	287
Cash payments	(5,898)	(3,469)	(2,007)	—	(422)
Non-cash write-offs and other adjustments	(687)	(44)	(646)	—	3
Balance at December 31, 2024	6,751	5,690	1,061	—	—
Restructuring charges	16,124	15,562	2,891	(4,077)	1,748
Cash payments	(8,595)	(12,012)	(633)	5,537	(1,487)
Non-cash write-offs and other adjustments(1)	(3,698)	649	(2,626)	(1,460)	(261)
Balance at December 31, 2025	$10,582	$9,889	$693	$—	$—
(1)
Non-cash charges primarily related to accelerated depreciation on a facility.

Acquisition and Related Charges

Acquisition costs incurred in connection with business combinations, primarily including finders’ fees, legal, valuation and other professional or consulting fees, totaled $5.7 million, $3.5 million, and $1.0 million during 2025, 2024, and 2023, respectively. Acquisition related costs/(income) recognized under earn-out agreements in connection with acquisitions totaled $0.8 million, $(0.3) million, and zero during 2025, 2024, and 2023, respectively. A majority of the acquisition and related costs of $6.5 million for 2025 were not allocated to any of the reportable segments.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

18. Commitments and Contingencies

Purchase Commitments

As of December 31, 2025, the Company had purchase commitments primarily for inventory purchases of $160.3 million. These purchase commitments are expected to be incurred as follows: $155.8 million in 2026, $3.9 million in 2027 and $0.6 million in 2028.

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

As of December 31, 2025, and December 31, 2024, one customer represented approximately 17% and 13%, respectively, of the Company's outstanding accounts receivable balance. Credit risk with respect to trade accounts receivable is generally minimized because of the diversification of the Company’s operations, as well as its large customer base and its geographic dispersion.

Certain components and materials included in the Company’s products are currently purchased from single source suppliers. There can be no assurance that a disruption of the supply of such components and materials would not create substantial manufacturing delays and additional cost to the Company.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

The Company’s operations involve a number of other risks and uncertainties including, but not limited to, the effects of general economic conditions, rapidly changing technologies, and international operations.

19. Segment Information

Reportable Segments

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company. The CODM evaluates the performance of, and allocates resources to, its segments based on revenue, gross profit and operating income. The Company’s reportable segments have been identified based on commonality and adjacency of end markets and customers amongst the Company’s individual product lines. Based upon the information provided to the CODM, we have determined that we have two reportable segments.

Automation Enabling Technologies

The Automation Enabling Technologies segment designs, manufactures and markets laser beam steering and scanning solutions, laser sources, robotic and precision motion, robotic end-of-arm tooling, and bearing spindles to customers worldwide. The segment serves highly demanding applications for advanced industrial processes, advanced industrial and medical robotics, other medical and life science automation applications, and medical laser procedures such as ophthalmology applications. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells the majority of these products directly, utilizing a highly technical sales force, and also sells some indirectly, through resellers and distributors.

Medical Solutions

The Medical Solutions segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators and endoscopic pumps and related disposables, imaging, identification and RFID solutions, advanced motion control solutions, light engines, and integrated operating room technologies. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells the majority of these products directly, utilizing a highly technical sales force, and also sells some indirectly, through resellers and distributors.

Reportable Segment Financial Information

Results of operations, depreciation and amortization expenses, accounts receivable and inventories by reportable segments for the periods indicated were as follows (in thousands):

	Year Ended December 31, 2025
	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$500,835	$479,765	$980,600
Cost of revenue	255,761	269,356
Amortization of purchased intangible assets	5,568	10,708
Gross profit	239,506	199,701	439,207
Research and development and engineering	37,805	58,342
Selling, general and administrative	76,316	60,034
Amortization of purchased intangible assets	9,772	17,705
Restructuring, acquisition, and related costs	1,082	12,448
Segment operating income	114,531	51,172	165,703
Unallocated costs	—	—	(71,691)
Interest income (expense), net	—	—	(21,472)
Other income (expense), net	—	—	(2,898)
Income before income taxes	$114,531	$51,172	$69,642

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

	Year Ended December 31, 2024
	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$490,620	$458,625	$949,245
Cost of revenue	249,364	260,176
Amortization of purchased intangible assets	6,281	8,492
Gross profit	234,975	189,957	424,932
Research and development and engineering	39,026	57,110
Selling, general and administrative	75,423	53,798
Amortization of purchased intangible assets	11,207	14,587
Restructuring, acquisition, and related costs	2,916	6,930
Segment operating income	106,403	57,532	163,935
Unallocated costs	—	—	(53,351)
Interest income (expense), net	—	—	(31,489)
Other income (expense), net	—	—	(29)
Income before income taxes	$106,403	$57,532	$79,066

	Year Ended December 31, 2023
	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$499,220	$382,442	$881,662
Cost of revenue	257,377	206,550
Amortization of purchased intangible assets	7,045	5,105
Gross profit	234,798	170,787	405,585
Research and development and engineering	43,024	49,440
Selling, general and administrative	72,860	49,227
Amortization of purchased intangible assets	12,942	7,503
Restructuring, acquisition, and related costs	9,691	1,359
Segment operating income	96,281	63,258	159,539
Unallocated costs	—	—	(49,043)
Interest income (expense), net	—	—	(25,818)
Other income (expense), net	—	—	(930)
Income before income taxes	$96,281	$63,258	$83,748

	Year Ended December 31,
	2025	2024	2023
Depreciation and Amortization Expenses
Automation Enabling Technologies	$22,441	$23,873	$26,680
Medical Solutions	37,960	29,818	18,578
Unallocated	1,531	1,872	1,354
Total	$61,932	$55,563	$46,612

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

	December 31,
	2025	2024
Accounts Receivable
Automation Enabling Technologies	$76,685	$70,829
Medical Solutions	108,195	80,197
Total accounts receivable	$184,880	$151,026
Inventories
Automation Enabling Technologies	$110,205	$89,009
Medical Solutions	78,079	55,597
Total inventories	$188,284	$144,606
Total segment assets	$373,164	$295,632

	December 31,
	2025	2024
Total Assets
Total segment assets	$373,164	$295,632
Cash and cash equivalents	380,871	113,989
Prepaid income taxes and income taxes receivable	9,382	8,076
Prepaid expenses and other current assets	19,184	15,951
Property, plant and equipment, net	118,491	113,135
Operating lease assets	41,697	42,908
Deferred tax assets	27,381	22,887
Other assets	8,812	5,991
Intangible assets, net	180,776	185,844
Goodwill	647,348	584,098
Total	$1,807,106	$1,388,511

Geographic Information

The Company aggregates geographic revenue based on the customer location where products are shipped. Revenue from these customers is summarized for the periods indicated as follows (in thousands, except percentage data):

	Year Ended December 31,
	2025		2024		2023
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$519,007	52.9%	$487,114	51.3%	$418,265	47.4%
Germany	114,647	11.7	123,244	13.0	128,229	14.5
Rest of Europe	137,406	14.0	128,871	13.6	137,027	15.6
China	93,201	9.5	84,562	8.9	73,444	8.3
Rest of Asia-Pacific	97,034	9.9	107,054	11.3	105,350	12.0
Other	19,305	2.0	18,400	1.9	19,347	2.2
Total	$980,600	100.0%	$949,245	100.0%	$881,662	100.0%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AS OF DECEMBER 31, 2025

Long-lived assets consist of property, plant and equipment, net, and are aggregated based on the location of the assets. A summary of these long-lived assets is as follows (in thousands):

	December 31,
	2025	2024
United States	$23,930	$25,207
Germany	32,303	31,684
U.K.	34,420	34,078
Czech Republic	17,696	15,345
China	7,593	6,561
Rest of World	2,549	260
Total	$118,491	$113,135

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Year Ended December 31,
	2025	2024	2023
Medical	53%	55%	54%
Advanced Industrial	47%	45%	46%
Total	100%	100%	100%

The majority of the revenue from the Automation Enabling Technologies segment is generated from sales to customers in the advanced industrial market. The majority of the revenue from the Medical Solutions segment is generated from sales to customers in the medical market.

Significant Customers

During the year ended December 31, 2025 two OEM customers, each operating primarily in the medical end market, represented approximately 12% and 11%, respectively, of the Company's consolidated revenue. During the years ended December 31, 2024, and December 31, 2023, revenue from an OEM customer primarily in the medical market accounted for approximately 10% of the Company's consolidated revenue.

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

Evaluation of Disclosure Controls and Procedures as of December 31, 2025

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making their assessment, our management utilized the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which is included below in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Novanta Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Novanta Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 23, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 23, 2026

Item 9B. Other Information

Rule 10b5-1 Trading Plans

No officers or directors adopted, modified, and/or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement,” as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

We have adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees, and by the Company. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy was included in our Annual Report on Form 10-K for the year ended December 31, 2024 as Exhibit 19.1, which was filed with the SEC on February 25, 2025.

The following table sets forth information with respect to the Company’s directors and executive officers as of February 23, 2026:

Name	Age	Position with Novanta	Principal Employment
Executive Officers
Matthijs Glastra	57	Chair of the Board and Chief Executive Officer of Novanta	Same
Robert Buckley	51	Chief Financial Officer of Novanta	Same
John Lesica	50	Co-Chief Operating Officer, Medical Solutions	Same
Chuck Ravetto	55	Co-Chief Operating Officer, Automation Enabling Technologies	Same
Alexander Manganiello	59	General Counsel and Corporate Secretary of Novanta	Same
Non-Employee Directors
Lonny J. Carpenter	64	Director Independent Lead Director Chair of the Compensation Committee Member of the Environmental, Social and Governance (“ESG”) Committee Member of the Transaction Committee	Former Group President of Stryker Corporation, a medical technologies company
Matthew Farrell	69	Director Member of the Audit Committee Member of the Transaction Committee	Former Chief Executive Officer of Church & Dwight, a global consumer products company
R. Matthew Johnson	50	Director Member of the ESG Committee	President and Chief Executive Officer of Silicon Labs, a global semiconductor technology company, since 2022.
Mary Katherine Ladone	59	Director Chair of the Transaction Committee	Former Corporate Officer and Senior Vice President, Corporate Development, Strategy & Investor Relations at Hill-Rom Holdings, Inc., a medical technology company.
Maxine L. Mauricio	54	Director Chair of the ESG Committee	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary of EMCOR Group, Inc., a provider of facilities construction and industrial services
Thomas N. Secor	55	Director Member of the Audit Committee Member of the Transaction Committee	Managing Director of Morningside Heights Capital, an investment firm
Darlene J. S. Solomon	67	Director Member of the Compensation Committee Member of the ESG Committee	Former Senior Vice President and Chief Technology Officer of Agilent Technologies, Inc. a global leader in the life sciences, diagnostics and applied chemical markets
Frank A. Wilson	67	Director Chair of the Audit Committee Member of the Compensation Committee Member of the Transaction Committee	Former Chief Financial Officer and Senior Vice President of PerkinElmer, Inc., a life sciences diagnostics, discovery and analytical solutions company

The remainder of the response to this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 28, 2026 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 28, 2026 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 28, 2026 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 28, 2026 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Shareholders scheduled to be held on May 28, 2026 and is incorporated herein by reference.

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

3. List of Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1†	Securities Purchase Agreement, dated November 14, 2023, by and between Novanta Corporation, Motion Solutions Holdings LLC and Motion Solutions Parent Corp. including Amendment to Securities Purchase Agreement dated January 1, 2024 by and between by the parties thereto.	10-K	001-35083	2.3	02/28/2024

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/2015

3.2	By-Laws of the Registrant, as amended	10-K	001-35083	3.2	03/01/2021

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/2010

3.4	Articles of Amendment of the Registrant, dated May 26, 2005	10-K	001-35083	3.4	03/01/2023

3.5	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/2010

3.6	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/2016

3.7	Articles of Amendment of the Registrant, dated April 29, 2022	10-Q	001-35083	3.6	05/10/2022

4.1	Specimen Stock Certificate	10-K	001-35083	4.1	02/28/2018

4.2	Form of Indenture, between the Registrant and Wilmington Trust, National Association	S-3	333-229912	4.2	05/10/2022

4.3	Purchase Contract Agreement, dated as of November 12, 2025, between Novanta Inc. and U.S. Bank Trust Company, National Association, as purchase contract agent, as attorney-in-fact for holders of the purchase contracts referred to therein and as trustee under the indenture referred to therein.	8-K	001-35083	4.1	11/12/2025

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
4.4	Form of Unit (included in Exhibit 4.3).	8-K	001-35083	4.2	11/12/2025

4.5	Form of Purchase Contract (included in Exhibit 4.3).	8-K	001-35083	4.3	11/12/2025

4.6	Indenture, dated as of November 12, 2025, between Novanta Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35083	4.4	11/12/2025

4.7	First Supplemental Indenture, dated as of November 12, 2022, between Novanta Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35083	4.5	11/12/2025

4.8	Form of Note (included in Exhibit 4.7).	8-K	001-35083	4.6	11/12/2025

4.9	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					*

10.1††	Novanta Inc. 2010 Incentive Award Plan (Amended and Restated Effective March 19, 2021), as amended	8-K	001-35083	10.1	05/17/2021

10.2††	Form of Deferred Stock Unit Award Agreement	10-K	001-35083	10.59	03/30/2011

10.3††	Form of Stock Option Grant Notice and Stock Option Agreement	10-Q	001-35083	10.2	08/02/2016

10.4	Amended and Restated Lease, dated May 1, 2012, by and between GSI Group Inc. and 125 Middlesex Turnpike, LLC	8-K	001-35083	10.1	05/04/2012

10.5††	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement	10-Q	001-35083	10.3	08/02/2016

10.6†

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

		8-K	001-35083	10.1	07/02/2025

10.7	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of November 5, 2025, by and among Novanta Inc., Novanta Corporation, Novanta UK Investments Holding Limited, Novanta Europe GmbH, Bank of America, N.A., as Administrative Agent, and the other parties thereto.	8-K	001-35083	10.1	11/12/2025

10.8	Lease Agreement, dated as of May 31, 2013, by and between JADAK, LLC and Hancock Part Development, LLC	10-Q	001-35083	10.3	05/06/2014

10.9††	Amended and Restated Employment Agreement, dated April 21, 2017, between Novanta Inc. and Matthijs Glastra	8-K	001-35083	10.1	04/24/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.10††	Amended and Restated Employment Agreement, dated April 21, 2017, between Novanta Inc. and Robert Buckley	8-K	001-35083	10.2	04/24/2017

10.11††	Employment Agreement, dated April 21, 2017, between Novanta Inc. and Brian Young	8-K	001-35083	10.3	04/24/2017

10.12††	Form of New Restricted Stock Unit Award Agreement	10-Q	001-35083	10.1	05/08/2017

10.13††	Form of New Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement	10-Q	001-35083	10.2	05/08/2017

10.14††	Form of Indemnification Agreement, by and between Novanta Inc. and certain officers and directors	10-Q	001-35083	10.2	11/01/2017

10.15††	Form of Indemnification Agreement, by and between Novanta Corporation and certain officers and directors	10-Q	001-35083	10.3	11/01/2017

10.16	First Amendment, dated May 7, 2018, to Amended and Restated Lease (dated as of May 1, 2012) by and between Novanta Corporation and 125 Middlesex Turnpike, LLC	10-Q	001-35083	10.2	05/08/2018

10.17††	Novanta Inc. Non-Employee Director Compensation Policy					*

10.18††	Form of Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	10-Q	001-35083	10.2	11/06/2018

10.19††	Form of Restricted Stock Unit Award Grant Notice and Agreement	10-Q	001-35083	10.2	05/11/2021

10.20††	Form of Operating Cash Flow Performance Stock Unit Award Grant Notice and Agreement	10-Q	001-35083	10.3	05/11/2021

10.21††	Employment Agreement, dated July 11, 2022, between Novanta Inc. and Michele Welsh	10-Q	001-35083	10.1	08/09/2022

10.22††	Form of Grant Notice and Award Agreement for Performance Stock Unit Awards with rTSR Modifier	10-Q	001-35083	10.1	05/09/2023

10.23††	Promotion Letter, dated December 20, 2024, between Novanta Inc. and Chuck Ravetto					*

10.24††	Offer Letter, dated November 6, 2024, between Novanta Inc. and John Lesica					*

10.25††	Offer Letter, dated November 11, 2025, between Novanta Inc. and Alex Manganiello					*

19.1	Policy Regarding Trades in Securities by Directors, Officers, Company Personnel and Other Insiders	10-K	001-35083	19.1	02/25/2025

21.1	Subsidiaries of the Registrant					*

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)					*

23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-35083	97.1	02/28/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

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

Date: February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board of Directors, Chief Executive Officer	February 23, 2026
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	February 23, 2026
Robert J. Buckley

/s/ John J. Burke	Chief Accounting Officer	February 23, 2026
John J. Burke

/s/ Lonny J. Carpenter	Lead Director	February 23, 2026
Lonny J. Carpenter

/s/ Matthew Farrell	Director	February 23, 2026
Matthew Farrell

/s/ R. Matthew Johnson	Director	February 23, 2026
R. Matthew Johnson

/s/ Mary Katherine Ladone	Director	February 23, 2026
Mary Katherine Ladone

/s/ Maxine L. Mauricio	Director	February 23, 2026
Maxine L. Mauricio

/s/ Thomas N. Secor	Director	February 23, 2026
Thomas N. Secor

/s/ Darlene J.S. Solomon	Director	February 23, 2026
Darlene J.S. Solomon

/s/ Frank A. Wilson	Director	February 23, 2026
Frank A. Wilson