Form 10-Q
period 2026-04-03
NOVANTA INC
filed 2026-05-11
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2026

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

As of May 4, 2026, there were 35,611,858 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	April 3,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$388,799	$380,871
Accounts receivable, net of allowance of $1,629 and $1,341, respectively	173,934	184,880
Inventories	193,143	188,284
Prepaid income taxes and income taxes receivable	8,751	9,382
Prepaid expenses and other current assets	22,176	19,184
Total current assets	786,803	782,601
Property, plant and equipment, net	116,961	118,491
Operating lease assets	40,361	41,697
Deferred tax assets	29,665	27,381
Other assets	11,587	8,812
Intangible assets, net	170,299	180,776
Goodwill	643,379	647,348
Total assets	$1,799,055	$1,807,106
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$40,416	$38,291
Accounts payable	96,203	94,865
Income taxes payable	7,887	5,856
Current portion of operating lease liabilities	9,691	9,857
Accrued expenses and other current liabilities	66,595	63,498
Total current liabilities	220,792	212,367
Long-term debt	201,005	212,538
Operating lease liabilities	37,244	38,873
Deferred tax liabilities	17,155	18,092
Income taxes payable	4,520	3,963
Other liabilities	7,311	6,986
Total liabilities	488,027	492,819
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 35,611 and 35,671, respectively	423,856	423,856
Additional paid-in capital	556,413	572,057
Retained earnings	342,477	321,378
Accumulated other comprehensive loss	(11,718)	(3,004)
Total stockholders' equity	1,311,028	1,314,287
Total liabilities and stockholders’ equity	$1,799,055	$1,807,106

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2026	2025
Revenue	$257,707	$233,366
Cost of revenue	144,129	129,012
Gross profit	113,578	104,354
Operating expenses:
Research and development and engineering	23,251	23,238
Selling, general and administrative	54,409	45,596
Amortization of purchased intangible assets	5,774	5,554
Restructuring, acquisition, and related costs	2,605	(2,455)
Total operating expenses	86,039	71,933
Operating income	27,539	32,421
Interest income (expense), net	(1,843)	(5,644)
Foreign exchange transaction gains (losses), net	731	(368)
Other income (expense), net	(73)	9
Income before income taxes	26,354	26,418
Income tax provision	5,255	5,210
Net income	$21,099	$21,208

Earnings per common share (Note 5):
Basic	$0.52	$0.59
Diluted	$0.51	$0.59

Weighted average common shares outstanding—basic	40,425	36,024
Weighted average common shares outstanding—diluted	41,158	36,130

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2026	2025
Net income	$21,099	$21,208
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(5,914)	8,558
Pension liability adjustments, net of tax (2)	(2,800)	17
Total other comprehensive income (loss)	(8,714)	8,575
Total consolidated comprehensive income	$12,385	$29,783

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

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Retained	Accumulated Other
	# of Shares	Amount	Capital	Earnings	Comprehensive Loss	Total

	Three Months Ended April 3, 2026
Balance at December 31, 2025	35,671	$423,856	$572,057	$321,378	$(3,004)	$1,314,287
Net income	—	—	—	21,099	—	21,099
Common shares issued under stock plans	148	—	180	—	—	180
Common shares withheld for taxes on vested stock awards	(49)	—	(6,982)	—	—	(6,982)
Repurchases of common shares	(159)	—	(18,638)	—	—	(18,638)
Share-based compensation	—	—	9,796	—	—	9,796
Other comprehensive income (loss), net of tax	—	—	—	—	(8,714)	(8,714)
Balance at April 3, 2026	35,611	$423,856	$556,413	$342,477	$(11,718)	$1,311,028

	Three Months Ended March 28, 2025
Balance at December 31, 2024	35,938	$423,856	$84,214	$267,549	$(29,921)	$745,698
Net income	—	—	—	21,208	—	21,208
Common shares issued under stock plans	119	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(47)	—	(6,669)	—	—	(6,669)
Repurchases of common shares	(46)	—	(6,157)	—	—	(6,157)
Share-based compensation	—	—	7,100	—	—	7,100
Other comprehensive income (loss), net of tax	—	—	—	—	8,575	8,575
Balance at March 28, 2025	35,964	$423,856	$78,488	$288,757	$(21,346)	$769,755

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2026	2025
Cash flows from operating activities:
Net income	$21,099	$21,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,160	13,563
Provision for inventory excess and obsolescence	710	757
Share-based compensation	9,796	7,100
Deferred income taxes	(2,877)	(2,393)
Loss (gain) on disposal of fixed assets	(248)	(4,367)
Other	1,039	393
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	9,703	(12,188)
Inventories	(6,827)	(61)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(2,443)	6,098
Accounts payable, income taxes payable, accrued expenses and other current liabilities	13,344	1,685
Other non-current assets and liabilities	(5,850)	(111)
Net cash provided by operating activities	51,606	31,684
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,138)	(4,284)
Proceeds from sale of property, plant and equipment	345	5,537
Net cash (used in) provided by investing activities	(3,793)	1,253
Cash flows from financing activities:
Repayments of debt	(8,800)	(29,719)
Payments of issuance costs related to tangible equity units	(1,293)	—
Payments of withholding taxes from share-based awards	(6,982)	(6,669)
Repurchases of common shares	(18,638)	(6,157)
Payments of contingent consideration related to acquisitions	(4,393)	—
Other financing activities	(16)	(186)
Net cash used in financing activities	(40,122)	(42,731)
Effect of exchange rates on cash and cash equivalents	237	1,850
Increase (decrease) in cash and cash equivalents	7,928	(7,944)
Cash and cash equivalents, beginning of the period	380,871	113,989
Cash and cash equivalents, end of the period	$388,799	$106,045
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,501	$5,643
Cash paid for income taxes	$4,486	$5,296
Income tax refunds received	$138	$105

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The interim consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, these interim consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

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

Evaluation of Subsequent Events

The Company evaluated subsequent events through the date that the Consolidated Financial Statements were issued. Other than the items discussed within the Notes to the Consolidated Financial Statements, no matters were identified that required adjustment to the Consolidated Financial Statements or additional disclosure.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

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

		The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027. Early adoption is permitted.	The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statement disclosures
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.”	ASU 2025-09 clarifies certain aspects of the guidance on hedge accounting and address several incremental hedge accounting issues arising from global reference rate reform.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of April 3, 2026 and December 31, 2025, contract liabilities were $17.2 million and $11.1 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the three months ended April 3, 2026 is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by $8.3 million of revenue recognized during the period that was included in the contract liability balance as of December 31, 2025.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

Disaggregated Revenue

See Note 17 for the Company’s disaggregation of revenue by segment, geography and end market. The following table presents revenues disaggregated by the capabilities of the underlying products and technologies during the three months ended April 3, 2026 and March 28, 2025, respectively (in thousands):

	Three Months Ended
	April 3,	March 28,
	2026	2025
Precision Manufacturing	$47,074	$44,579
Robotics and Automation	84,170	78,588
Automation Enabling Technologies	131,244	123,167

Precision Medicine	63,932	54,011
Advanced Surgery	62,531	56,188
Medical Solutions	126,463	110,199
Total Revenue	$257,707	$233,366

3. Business Combinations

On April 8, 2025, the Company acquired 100% of the outstanding stock of Keonn Technologies, S.L. (“Keonn”) pursuant to the terms of a Share Purchase Agreement. At the closing date, Keonn became a wholly-owned subsidiary of the Company. Keonn is a manufacturer of Radio-Frequency Identification (“RFID”) solutions, based in Barcelona, Spain.

The acquisition of Keonn has been accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”). Under ASC 805, assets acquired and liabilities assumed in a business combination are recorded at their fair value as of the acquisition date. The Company’s consolidated financial statements include results of operations for Keonn from the April 8, 2025 acquisition date. The purchase price allocation for the Keonn acquisition is subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but is currently unknown may become known during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. There have been no changes to the purchase price allocation for the Keonn acquisition as of April 3, 2026 from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The operating results of Keonn were included in the Company's results of operations beginning on April 8, 2025. Keonn contributed revenues of $9.2 million and a loss before income taxes of $0.8 million to the Company's operating results for the three months ended April 3, 2026. The loss before income taxes from Keonn for the three months ended April 3, 2026 included amortization of purchased intangible assets of $1.0 million.

Acquisition Costs

The Company recognized no acquisition-related costs for the three months ended April 3, 2026 and March 28, 2025 related to the acquisitions completed during those periods. Acquisition-related costs consist primarily of finders’ fees, legal, valuation and other professional or consulting fees. Any acquisition-related costs incurred would be included in restructuring and acquisition related costs in the consolidated statement of operations.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

4. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2025	$(3,004)	$3,472	$(6,476)
Other comprehensive income (loss)	(8,967)	(5,914)	(3,053)
Amounts reclassified from accumulated other comprehensive loss(1)	253	—	253
Balance at April 3, 2026	$(11,718)	$(2,442)	$(9,276)

(1)The amounts reclassified from accumulated other comprehensive loss were included in other income (expense) in the consolidated statements of operations.

In January 2026, the Company entered into an approximately $26.7 million buy-in contract covering the benefit obligations of its frozen U.K. defined benefit pension plan. The transaction was funded from existing plan assets and did not result in a change to the plan’s projected benefit obligation. Under the buy-in contract, substantially all of the plan’s assets were used to purchase a group annuity contract, which is intended to reduce the plan’s exposure to investment volatility risks.

The Company expects the transaction to progress to a corresponding buy-out in the second half of 2027. A buy-out is expected to result in a pension settlement, and if a settlement is triggered, the Company would recognize a non-cash settlement charge in earnings for the remaining plan balances, including amounts recorded in accumulated other comprehensive income.

5. Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Fully vested restricted stock units, deferred stock units granted to members of the Company’s Board of Directors and the 4.7 million minimum shares issuable under stock purchase contracts related to the tangible equity units are included in the calculation of weighted average number of common shares outstanding. See Note 11 to Consolidated Financial Statements for additional discussion of the stock purchase contracts related to the tangible equity units.

For diluted earnings per common share, the denominator includes the dilutive effect of outstanding common share equivalents. The dilutive effects of outstanding common share equivalents, including outstanding service-based restricted stock units, stock options and performance-based restricted stock units, are determined using the treasury stock method. Performance-based restricted stock units are considered contingently issuable shares, the vesting of which may be based on achievement of specified company financial performance metrics (“attainment-based PSUs”) or a hybrid of company financial performance metrics and market conditions (“hybrid PSUs”). The dilutive effects of attainment-based and hybrid PSUs are included in the weighted average common share calculation based on the cumulative achievement against the performance targets only when the performance targets have been achieved as of the end of the reporting period.

The dilutive effects of stock purchase contracts represent the difference between the minimum and the maximum number of shares issuable based on the applicable market value. The “applicable market value” is defined as weighted-average price per share of common stock over the twenty consecutive trading day period immediately preceding the balance sheet date, or November 1, 2028, for settlement of the stock purchase contracts.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended
	April 3,	March 28,
	2026	2025
Numerators:
Net income	$21,099	$21,208

Denominators:
Weighted average common shares outstanding— basic	40,425	36,024
Dilutive common share equivalents	733	106
Weighted average common shares outstanding— diluted	41,158	36,130
Antidilutive common share equivalents excluded from above	304	175

Earnings per Common Share:
Basic	$0.52	$0.59
Diluted	$0.51	$0.59

For the three months ended April 3, 2026, 279 thousand shares of attainment-based PSUs and hybrid PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of April 3, 2026.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

Contingent Considerations

On April 8, 2025, the Company completed the acquisition of Keonn. Pursuant to the purchase and sale agreement, the former shareholders of Keonn (the “Sellers”) are eligible to receive contingent consideration based on the achievement of specified revenue targets by Keonn during fiscal years 2025 through 2027. Payment of this contingent consideration is also subject to Keonn maintaining certain minimum gross margin percentage during the applicable periods. The undiscounted range of potential contingent consideration is between €0 and €20.0 million (approximately $21.9 million). If the performance conditions are met, the contingent consideration will be payable annually, with the first payment due in the first half of 2026. As of the acquisition date, the estimated fair value of the contingent consideration was €4.1 million (approximately $4.5 million), determined using the Monte Carlo valuation method. This amount was recorded as part of the purchase price. Subsequent changes in the estimated fair value are recognized in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. During 2025, the fair value of the contingent consideration was adjusted to €4.9 million ($5.7 million). The Company made the first installment payment of €3.8 million ($4.4 million) in March 2026. Based on the revenue performance and revenue projections as of April 3, 2026, the Company made no further adjustments to the fair value of the remaining contingent consideration during the three months ended April 3, 2026. The installment payment has been reported as cash outflows from financing activities in the consolidated statement of cash flows for the respective periods.

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of April 3, 2026 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds	$269,339	$269,339	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	133	—	133	—
	$269,472	$269,339	$133	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$63	$—	$—	$63
Contingent considerations - Long term	1,210	—	—	1,210
Foreign currency forward contracts	98	—	98	—
	$1,371	$—	$98	$1,273

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds	$291,629	$291,629	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	110	—	110	—
	$291,739	$291,629	$110	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$4,465	$—	$—	$4,465
Contingent considerations - Long term	1,291	—	—	1,291
Foreign currency forward contracts	134	—	134	—
	$5,890	$—	$134	$5,756

Changes in the fair value of Level 3 contingent considerations during the three months ended April 3, 2026 were as follows (in thousands):

Contingent Considerations
Balance at December 31, 2025	$5,756
Payments	(4,393)
Effect of foreign exchange rates	(90)
Balance at April 3, 2026	$1,273

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	April 3, 2026 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (Keonn)	$1,210	Monte Carlo method	Historical and projected revenue and gross profit margin from fiscal year 2025 to 2027	N/A
			Gross Profit Premium	9.3%
			Revenue risk premium	8.4%
			Gross Profit Volatility	38.5%
			Revenue Volatility	35.0%
			Credit spread	1.9%

See Note 10 to Consolidated Financial Statements for a discussion of the estimated fair value of the Company’s outstanding debt.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

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

As of April 3, 2026, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $138.1 million and a net gain of less than $0.1 million, respectively. As of December 31, 2025, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $147.7 million and a net loss of less than $0.1 million, respectively.

The Company recognized an aggregate net gain of $2.3 million for the three months ended April 3, 2026 and an aggregate net gain of $0.3 million for the three months ended March 28, 2025. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

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

The following table summarizes changes in goodwill during the three months ended April 3, 2026 (in thousands):

Amount
Balance at beginning of the period	$647,348
Effect of foreign exchange rate changes	(3,969)
Balance at end of the period	$643,379

Goodwill by reportable segment as of April 3, 2026 was as follows (in thousands):

	Reportable Segment
	Automation Enabling Technologies	Medical Solutions	Total
Goodwill	$445,984	$348,624	$794,608
Accumulated impairment of goodwill	(119,507)	(31,722)	(151,229)
Total	$326,477	$316,902	$643,379

Goodwill by reportable segment as of December 31, 2025 was as follows (in thousands):

	Reportable Segment
	Automation Enabling Technologies	Medical Solutions	Total
Goodwill	$447,313	$351,264	$798,577
Accumulated impairment of goodwill	(119,507)	(31,722)	(151,229)
Total	$327,806	$319,542	$647,348

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

Intangible Assets

Intangible assets as of April 3, 2026 and December 31, 2025, respectively, are summarized as follows (in thousands):

	April 3, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$234,440	$(183,440)	$51,000	$235,851	$(180,798)	$55,053
Customer relationships	294,946	(195,209)	99,737	296,868	(191,037)	105,831
Trademarks and trade names	25,095	(18,560)	6,535	25,261	(18,396)	6,865
Amortizable intangible assets	554,481	(397,209)	157,272	557,980	(390,231)	167,749
Non-amortizable intangible assets:
Trade names	13,027	—	13,027	13,027	—	13,027
Total intangible assets	$567,508	$(397,209)	$170,299	$571,007	$(390,231)	$180,776

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

	Three Months Ended
	April 3,	March 28,
	2026	2025
Amortization expense – cost of revenue	$3,759	$3,561
Amortization expense – operating expenses	5,774	5,554
Total amortization expense	$9,533	$9,115

As of April 3, 2026, estimated amortization expense for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2026 (remainder of year)	$11,231	$17,225	$28,456
2027	12,064	19,132	31,196
2028	10,263	16,100	26,363
2029	7,398	12,527	19,925
2030	4,728	10,059	14,787
Thereafter	5,316	31,229	36,545
Total	$51,000	$106,272	$157,272

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	April 3,	December 31,
	2026	2025
Raw materials	$119,717	$123,305
Work-in-process	38,073	32,479
Finished goods	34,528	31,716
Demo and consigned inventory	825	784
Total inventories	$193,143	$188,284

Accrued Expenses and Other Current Liabilities

	April 3,	December 31,
	2026	2025
Accrued compensation and benefits	$20,608	$16,405
Accrued warranty	4,242	4,463
Contract liabilities, current portion	16,278	10,945
Accrued restructuring	7,782	10,251
Accrued contingent considerations and earn-outs	63	4,465
Other	17,622	16,969
Total	$66,595	$63,498

Accrued Warranty

	Three Months Ended
	April 3,	March 28,
	2026	2025
Balance at beginning of the period	$4,463	$4,805
Provision charged to cost of revenue	297	400
Use of provision	(505)	(505)
Foreign currency exchange rate changes	(13)	32
Balance at end of the period	$4,242	$4,732

Other Long-Term Liabilities

	April 3,	December 31,
	2026	2025
Finance lease obligations	$2,130	$2,348
Other	5,181	4,638
Total	$7,311	$6,986

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

10. Debt

Outstanding debt consisted of the following (in thousands):

	April 3,	December 31,
	2026	2025
Senior Credit Facilities – term loans	$6,615	$6,242
Tangible Equity Units – Amortizing Notes	35,447	33,870
Less: unamortized debt issuance costs	(1,646)	(1,821)
Total current portion of long-term debt	$40,416	$38,291

Senior Credit Facilities – term loans	$139,746	$142,752
Tangible Equity Units – Amortizing Notes	67,621	76,691
Less: unamortized debt issuance costs	(6,362)	(6,905)
Total long-term debt	$201,005	$212,538

Total debt	$241,421	$250,829

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

The outstanding principal balance under the Euro Term Loans is payable in quarterly installments of €1.1 million (approximately $1.3 million), that began in September 2025, with the remaining balance due upon maturity. The U.S. Term Loans require quarterly installment payments of $0.5 million starting in September 2026, increasing to $0.9 million beginning in September 2027, with the remaining balance also due upon maturity. The Company may make additional principal payments at any time, which will reduce the next scheduled installment. The Company made principal payments of €1.1 million ($1.3 million) towards the Term Loans during the three months ended April 3, 2026. Borrowings under the revolving credit facility may be repaid at any time prior to maturity.

The Company is required to satisfy certain financial and non-financial covenants under the Fourth Amended and Restated Credit Agreement. The Fourth Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of April 3, 2026.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

Fair Value of Debt

As of April 3, 2026 and December 31, 2025, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

11. Tangible Equity Units

On November 12, 2025, the Company issued 12,650,000 of its 6.50% tangible equity units (the “Units”) at a public offering price of $50.00 per Unit, for an aggregate offering of $632.5 million. The Company received proceeds of $613.0 million after the deduction of the underwriters’ fees and other issuance costs. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note with an initial principal amount of $8.74, due November 1, 2028 (“Amortizing Note”).

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

The proceeds from the issuance of the Units were allocated to equity and debt based on the relative fair value of the respective components each Unit as follows:

	Equity Component	Debt Component	Total
Fair value per unit	$41.26	$8.74	$50.00

Gross proceeds	521,939	110,561	632,500
Less: Issuance costs	16,011	3,455	19,466
Net proceeds	$505,928	$107,106	$613,034

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

The purchase contracts are mandatorily convertible into a minimum of 4.7 million shares or a maximum of 5.9 million shares of the Company’s common stock on the mandatory settlement date (unless redeemed by us or settled earlier at the unit holder's option). The 4.7 million minimum shares are included in the calculation of basic weighted average shares outstanding. The difference between the minimum and maximum shares represents potentially dilutive securities, which are included in the calculation of diluted weighted average shares outstanding on a pro rata basis to the extent that the average applicable market value is equal to or greater than $107.26 but is less than or equal to $134.08 during the period (see Note 5).

Each Amortizing Note will bear interest at the rate of 6.30% per annum and will have a final installment payment date of November 1, 2028. Beginning with the installment paid on February 1, 2026 (which amounted to $0.7132 per Amortizing Note), and continuing on each February 1, May 1, August 1 and November 1 thereafter, the Company will pay quarterly cash installments of $0.8125 per Amortizing Note. Each installment constitutes a payment of interest and a partial repayment of principal, and which cash payment in the aggregate per year will be equivalent to 6.50% per year with respect to each $50.00 stated amount of Unit. The Company made principal payments of $7.5 million towards the Amortizing Notes during the three months ended April 3, 2026.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

12. Leases

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

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended
	April 3,	March 28,
	2026	2025
Operating lease cost	$2,915	$2,739
Finance lease cost
Amortization of right-of-use assets	150	151
Interest on lease liabilities	42	52
Variable lease cost	256	276
Total lease cost	$3,363	$3,218

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	April 3,	December 31,
	2026	2025
Operating leases
Operating lease right-of-use assets	$40,361	$41,697

Current portion of operating lease liabilities	$9,691	$9,857
Operating lease liabilities	37,244	38,873
Total operating lease liabilities	$46,935	$48,730

Finance leases
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(7,626)	(7,476)
Finance lease assets included in property, plant and equipment, net	$1,956	$2,106

Accrued expenses and other current liabilities	$849	$828
Other liabilities	2,130	2,348
Total finance lease liabilities	$2,979	$3,176

Weighted-average remaining lease term (in years):
Operating leases	7.1	7.3
Finance leases	3.3	3.5

Weighted-average discount rate:
Operating leases	4.92%	4.92%
Finance leases	5.54%	5.54%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Three Months Ended
	April 3,	March 28,
	2026	2025
Cash paid for lease liabilities:
Operating cash outflows related to finance leases	$42	$52
Operating cash outflows related to operating leases	$3,066	$2,465
Financing cash outflows related to finance leases	$197	$186

Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,223	$221

Future minimum lease payments under operating and finance leases expiring subsequent to April 3, 2026, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2026 (remainder of year)	$8,669	$740
2027	10,681	1,003
2028	7,790	1,003
2029	6,693	502
2030	6,334	—
Thereafter	17,033	—
Total minimum lease payments	57,200	3,248
Less: Interest	(10,265)	(269)
Present value of lease liabilities	$46,935	$2,979

13. Preferred and Common Shares and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of April 3, 2026, no preferred shares had been issued and outstanding.

Common Share Repurchases

In February 2020, the Company’s Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”), authorizing the repurchase of $50.0 million worth of the Company’s common shares. During the three months ended April 3, 2026, the Company repurchased 88 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $10.2 million and an average price of $116.13 per share. As of April 3, 2026, the Company had completed the 2020 Repurchase Plan.

In September 2025, the Company’s Board of Directors approved a new share repurchase plan (the “2025 Repurchase Plan”) authorizing the repurchase of an additional $200.0 million worth of common shares. During the three months ended April 3, 2026, the Company repurchased 71 thousand shares under the 2025 Repurchase Plan for an aggregate purchase price of $8.4 million and an average price of $118.08 per share. As of April 3, 2026, the Company had $191.6 million available for future share repurchases under the 2025 Repurchase Plan.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended
	April 3,	March 28,
	2026	2025
Selling, general and administrative	$7,602	$6,136
Research and development and engineering	1,390	615
Cost of revenue	804	349
Total share-based compensation expense	$9,796	$7,100

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units granted to the members of the Company’s Board of Directors of $1.6 million and $1.6 million during the three months ended April 3, 2026 and March 28, 2025, respectively. As of April 3, 2026, the Company’s outstanding equity awards for which compensation expense will be recognized in the future consisted of time-based restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock options granted under the Amended and Restated 2010 Incentive Plan. The Company expects to record an aggregate share-based compensation expense of $64.6 million, net of estimated forfeitures, over a weighted average period of 2.23 years subsequent to April 3, 2026, for all outstanding Awards as of April 3, 2026.

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

The table below summarizes activities relating to RSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended April 3, 2026:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	390	$135.09
Granted	162	$141.84
Vested	(85)	$143.86
Forfeited	(12)	$132.87
Unvested at April 3, 2026	455	$136.28
Expected to vest as of April 3, 2026	418

The total fair value of RSUs that vested during the three months ended April 3, 2026 was $11.7 million based on the market price of the underlying shares on the date of vesting.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

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

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended April 3, 2026:

	Shares (In thousands)	Weighted Average Grant- Date Fair Value
Unvested at December 31, 2025	303	$153.13
Granted	70	$173.88
Performance adjustments(1)	(37)	$180.91
Vested	(54)	$164.96
Forfeited	1	$134.83
Unvested at April 3, 2026	283	$152.41
Expected to vest as of April 3, 2026	216

(1) The amount shown represents performance adjustments related to the performance-based awards vested during the three months ended April 3, 2026.

The unvested PSUs are shown at target payout levels in the table above. As of April 3, 2026, the maximum number of common shares that could be earned under these PSU grants was approximately 607 thousand shares.

The total fair value of PSUs that vested during the three months ended April 3, 2026 was $7.6 million based on the market price of the underlying common shares on the date of vesting.

The grant-date fair value per unit of the hybrid PSUs granted during the three months ended April 3, 2026 was estimated using the Monte Carlo valuation method with the following assumptions:

Three Months Ended April 3, 2026
Grant-date stock price	$145.96
Expected volatility	40.80%
Risk-free interest rate	3.44%
Expected annual dividend yield	—
Fair value	$173.88

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

Stock Options

The table below summarizes the activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the three months ended April 3, 2026:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1) (In thousands)
Outstanding as of December 31, 2025	134	$137.77
Granted	—	$—
Exercised	(13)	$14.13
Forfeited or expired	—	$—
Outstanding as of April 3, 2026	121	$150.83	3.97 years	$—
Exercisable as of April 3, 2026	106	$149.88	3.84 years	$—
Expected to vest as of April 3, 2026	15	$157.48	4.89 years	$—

(1)The aggregate intrinsic value is calculated as the difference between the closing market price of $117.04 per common share as of April 3, 2026 and the exercise price of the stock options. It excludes the effect of stock options that have a zero or negative intrinsic value.

14. Income Taxes

The Company determines its estimated annual effective tax rate at the end of each interim period based on full year forecasted pre-tax income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period with the cumulative effect of any changes in the estimated annual effective tax rate being recorded in the period in which the changes are determined. The tax effect of significant unusual items is reflected in the period in which they occur. Since the Company is incorporated in Canada, it is required to use Canada’s federal and provincial combined statutory tax rate of 29.0% in the determination of the estimated annual effective tax rate.

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

The Company’s effective tax rate of 19.9% for the three months ended April 3, 2026 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign-Derived Deduction Eligible Income (“FDDEI”) (formerly, Foreign Derived Intangible Income, “FDII”), a decrease in the Canadian valuation allowance, R&D tax credits, and U.K. patent box deductions; partially offset by various non-deductible transaction-related and compensation expenses, Pillar Two tax, and uncertain tax position accruals.

The Company’s effective tax rate of 19.7% for the three months ended March 28, 2025 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and R&D tax credits, partially offset by disallowed compensation deductions, withholding taxes, non-deductible expenses and an estimated Pillar Two inclusion.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

15. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	April 3,	March 28,
	2026	2025
2025 restructuring	$1,042	$—
2024 restructuring	483	590
2020 restructuring	—	(3,595)
Total restructuring charges	1,525	(3,005)
Acquisition and related charges	1,080	550
Total restructuring, acquisition, and related costs	$2,605	$(2,455)

2025 Restructuring

The Company initiated the 2025 restructuring program in the second quarter of 2025 in order to streamline operations and align with our long-term goals. The 2025 restructuring program includes measures to regionalize manufacturing operations to better serve its customers, expedite the closure of certain sites, streamline management structures, and implement cost-saving strategies in areas anticipated to have a minimal long-term impact on the Company's overall business performance. During the three months ended April 3, 2026, the Company recorded $1.0 million in severance, facility related and other charges in connection with the 2025 restructuring program. As of April 3, 2026, the Company had incurred cumulative costs of $15.1 million related to this restructuring program. The Company anticipates substantially completing the 2025 restructuring program by the end of 2026. Total restructuring charges related to this program are expected to be approximately $25.0 million.

The following table summarizes restructuring costs associated with the 2025 restructuring program by reportable segment (in thousands):

	Three Months Ended
	April 3,	March 28,
	2026	2025
Automation Enabling Technologies	$586	$—
Medical Solutions	278	—
Unallocated	178	—
Total	$1,042	$—

2024 Restructuring

As a result of the Company’s acquisitions and ongoing integration activities, the Company initiated the 2024 restructuring program in the first quarter of 2024 in order to reduce operating complexity. During the three months ended April 3, 2026, the Company recorded $0.5 million in severance, facility related and other charges in connection with the 2024 restructuring program. As of April 3, 2026, the Company had incurred cumulative costs of $16.7 million related to this restructuring program. The Company anticipates substantially completing the 2024 restructuring program by the end of 2026 and expects to incur additional restructuring charges of $1.5 million to $2.5 million related to the 2024 restructuring program.

The following table summarizes restructuring costs associated with the 2024 restructuring program by reportable segment (in thousands):

	Three Months Ended
	April 3,	March 28,
	2026	2025
Automation Enabling Technologies	$(23)	$486
Medical Solutions	506	82
Unallocated	—	22
Total	$483	$590

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program was focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program was focused on cost reduction actions to improve gross margins for the overall company. As of April 3, 2026, the Company had incurred cumulative costs of $13.1 million related to the 2020 restructuring program. The 2020 restructuring program activities were completed in the fourth quarter of 2023. In January 2025, the Company sold a facility from the 2020 restructuring program and recorded a $3.6 million gain in the Company’s Automation Enabling Technologies segment.

Roll-forward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility Related	Other
Balance at December 31, 2025	$10,582	$9,889	$693	$—
Restructuring charges	1,525	428	659	438
Cash payments	(3,435)	(2,775)	(243)	(417)
Non-cash write-offs and other adjustments(1)	(627)	(96)	(510)	(21)
Balance at April 3, 2026	$8,045	$7,446	$599	$—

(1) Non-cash charges primarily related to accelerated depreciation on a facility.

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including advisor, legal, valuation, and other professional or consulting fees, totaled $1.1 million for the three months ended April 3, 2026, and $0.6 million for the three months ended March 28, 2025. The majority of acquisition and related costs for the three months ended April 3, 2026 were included in unallocated costs and the Medical Solutions segment. The majority of acquisition and related costs for the three months ended March 28, 2025 were included in unallocated costs.

16. Commitments and Contingencies

Purchase Commitments

There have been no material changes to the Company’s purchase commitments since December 31, 2025.

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

AS OF APRIL 3, 2026

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

17. Segment Information

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

Reportable Segment Financial Information

Results of operations, depreciation and amortization expenses by reportable segments for the periods indicated were as follows (in thousands):

	Three Months Ended April 3, 2026
	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$131,244	$126,463	$257,707
Cost of revenue	67,292	71,730
Amortization of purchased intangible assets	1,201	2,558
Segment gross profit	62,751	52,175	114,926
Research and development and engineering	9,033	14,247
Selling, general and administrative	19,888	16,307
Amortization of purchased intangible assets	2,119	3,655
Restructuring, acquisition, and related costs	563	1,240
Segment operating income	31,148	16,726	47,874
Unallocated costs	—	—	(20,335)
Interest income (expense), net	—	—	(1,843)
Other income (expense), net	—	—	658
Income before income taxes	$31,148	$16,726	$26,354

	Three Months Ended March 28, 2025
	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$123,167	$110,199	$233,366
Cost of revenue	62,422	62,036
Amortization of purchased intangible assets	1,359	2,202
Segment gross profit	59,386	45,961	105,347
Research and development and engineering	9,439	13,955
Selling, general and administrative	19,159	14,732
Amortization of purchased intangible assets	2,408	3,146
Restructuring, acquisition, and related costs	(3,109)	99
Segment operating income	31,489	14,029	45,518
Unallocated costs	—	—	(13,097)
Interest income (expense), net	—	—	(5,644)
Other income (expense), net	—	—	(359)
Income before income taxes	$31,489	$14,029	$26,418

	Three Months Ended
	April 3,	March 28,
Depreciation and Amortization Expenses	2026	2025
Automation Enabling Technologies	$4,199	$5,476
Medical Solutions	9,577	7,679
Unallocated	384	408
Total	$14,160	$13,563

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 3, 2026

(Unaudited)

	April 3,	December 31,
	2026	2025
Accounts Receivable
Automation Enabling Technologies	$80,671	$76,685
Medical Solutions	93,263	108,195
Total accounts receivable	$173,934	$184,880
Inventories
Automation Enabling Technologies	$114,541	$110,205
Medical Solutions	78,602	78,079
Total inventories	$193,143	$188,284
Total segment assets	$367,077	$373,164

Revenue by Geography

The Company aggregates geographic revenue based on the customer locations where products are shipped to. Revenue by geography was as follows (in thousands):

	Three Months Ended
	April 3,	March 28,
	2026	2025
United States	$122,014	$123,646
Germany	36,294	28,477
Rest of Europe	42,240	31,781
China	23,549	21,434
Rest of Asia-Pacific	27,389	23,379
Other	6,221	4,649
Total	$257,707	$233,366

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

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended
	April 3,	March 28,
	2026	2025
Medical	53%	55%
Advanced Industrial	47%	45%
Total	100%	100%

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our customers’ businesses, capital expenditures and level of business activities; our dependence upon our ability to respond to fluctuations in product demand; our ability to continuously innovate, to introduce new products in a timely manner, and to manage transitions to new product innovations effectively; customer order timing and other similar factors; disruptions or breaches in security of our or our third-party providers’ information technology systems; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; risks associated with increased outsourcing of components manufacturing; our exposure to increased tariffs, trade restrictions or taxes on our products; our ability to contain or reduce costs; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business; our ability to attract and retain key personnel; our restructuring and realignment activities; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; our failure to accurately forecast component and raw material requirements leading to additional costs and significant delays in shipments; production difficulties and product delivery delays or disruptions; our exposure to extensive medical device regulations, which may impede or hinder the approval, certification or sale of our products and, in some cases, may ultimately result in an inability to obtain approval or certification of certain products or may result in the recall or seizure of previously approved or certified products; potential penalties for violating foreign and U.S. federal and state healthcare laws and regulations; impact of healthcare industry cost containment and healthcare reform measures; changes in governmental regulations related to our business or products; actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements; our failure to implement new information technology systems successfully; changes in foreign currency rates; our failure to realize the full value of our intangible assets; our reliance on original equipment manufacturer customers; the loss of sales, or significant reduction in orders from, any major customers; increasing scrutiny and changing expectations from investors, customers, governments and other stakeholders and third parties with respect to corporate sustainability policies and practices; the effects of climate change and related regulatory responses; our exposure to the credit risk of some of our customers and in weakened markets; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; changes in tax laws and fluctuations in our effective tax rates; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; our existing indebtedness limiting our ability to engage in certain activities; volatility in the market price for our common shares; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 under the heading “Risk Factors”, as updated in our other filings with the Securities and Exchange Commission.

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

Business Overview

We are a leading global supplier of core technology solutions that give medical, life science, and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. We combine deep proprietary technology expertise and competencies in precision medicine, precision manufacturing, robotics and automation, and advanced surgery with a proven ability to solve complex technical challenges. This enables us to engineer proprietary technology solutions that deliver extreme precision and performance, tailored to our customers' demanding applications.

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

Medical Market

For the three months ended April 3, 2026, the medical market accounted for approximately 53% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital, life science, and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, demand level for life science automation technology, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the three months ended April 3, 2026, the advanced industrial market accounted for approximately 47% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial conditions of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the PMI on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

Strategy

Our strategy is to drive sustainable, profitable growth through short-term and long-term initiatives, including:

•
disciplined focus on our diversified business model of providing proprietary technology to long life-cycle OEM customer platforms in attractive medical and advanced industrial niche markets;
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

Business Environment

The global economy has continued to face significant challenges, including inflation, supply chain disruptions, business slowdowns, labor shortages, market volatility, and evolving U.S. trade policies such as tariffs and retaliatory measures. Tariffs imposed by the U.S. government on imports from certain countries, including China, have increased our cost of revenue and contributed to gross margin compression in both of our reportable segments during the three months ended April 3, 2026. Retaliatory tariffs and trade restrictions imposed by other countries have further increased the cost of cross-border commerce. The scope, duration, and ultimate impact of current and potential future tariff actions remain uncertain and difficult to predict, and the Company may not be able to fully offset the effects through pricing, sourcing, or operational adjustments.

In addition, the conflict arising from coordinated US and Israeli military strikes on Iran beginning in February 2026, and Iran's subsequent retaliatory actions, including the temporary closure of the Strait of Hormuz, has contributed to increased global energy prices, heightened supply chain uncertainty, and rising freight and commodity costs. Although the Company does not have material operations in the Middle East, further escalation or a resumption of hostilities could disrupt global supply chains and energy markets, increase component and raw material costs, exacerbate inflationary pressures on our manufacturing operations, and adversely affect overall macroeconomic conditions in the markets in which we operate.

These conditions have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations. We address macroeconomic challenges by continuing to execute our strategy.

Results of Operations for the Three Months Ended April 3, 2026 Compared with the Three Months Ended March 28, 2025

Overview of Financial Results

Total revenue of $257.7 million for the three months ended April 3, 2026 increased $24.3 million, or 10.4%, from the prior year period primarily due to revenue from the 2025 acquisition, an increase in revenue in the Medical Solutions segment excluding the impact of the 2025 acquisition and an increase in revenue in the Automation Enabling Technologies segment. The net effect of our acquisition resulted in an increase in revenue of $9.0 million, or 3.8%. In addition, foreign currency exchange rates favorably impacted our revenue by $8.2 million, or 3.5%, for the three months ended April 3, 2026.

Operating income of $27.5 million for the three months ended April 3, 2026 decreased $4.9 million, or 15.1%, from the prior year period. This decrease was attributable to an increase in selling, general and administrative expenses of $8.8 million, and an increase in restructuring, acquisition, and related costs of $5.1 million, partially offset by an increase in gross profit of $9.2 million.

Basic earnings per common share (“Basic EPS”) of $0.52 for the three months ended April 3, 2026 decreased $0.07 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.51 for the three months ended April 3, 2026 decreased $0.08 from the prior year period. The decreases were primarily due to an increase in the weighted average common shares outstanding as a result of a prior year tangible equity unit offering.

Revenue

The following tables set forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	April 3,	March 28,	Increase	Percentage
	2026	2025	(Decrease)	Change
Automation Enabling Technologies	$131,244	$123,167	$8,077	6.6%
Medical Solutions	126,463	110,199	16,264	14.8%
Total	$257,707	$233,366	$24,341	10.4%

Automation Enabling Technologies

Automation Enabling Technologies segment revenue for the three months ended April 3, 2026 increased $8.1 million, or 6.6%, versus the prior year period, primarily due to an increase in demand in robotics and automation products.

Medical Solutions

Medical Solutions segment revenue for the three months ended April 3, 2026 increased $16.3 million, or 14.8%, versus the prior year period, primarily due to the net impact of $9.0 million revenue contributions from the 2025 acquisition, and an increase in sales of advanced surgery products.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended
	April 3,	March 28,
	2026	2025
Gross profit:
Automation Enabling Technologies	$62,751	$59,386
Medical Solutions	52,175	45,961
Unallocated	(1,348)	(993)
Total	$113,578	$104,354
Gross profit margin:
Automation Enabling Technologies	47.8%	48.2%
Medical Solutions	41.3%	41.7%
Total	44.1%	44.7%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence and fair value adjustments, warranty expenses, and intangible amortization.

Automation Enabling Technologies

Automation Enabling Technologies segment gross profit for the three months ended April 3, 2026 increased $3.4 million, or 5.7%, versus the prior year period, primarily due to an increase in revenue. Automation Enabling Technologies segment gross profit margin was 47.8% for the three months ended April 3, 2026, versus a gross profit margin of 48.2% for the prior year period. The decrease in gross profit margin is primarily due to higher material costs, increased freight and tariff costs, as well as temporary cost increases incurred as part of our regionalized manufacturing strategy.

Medical Solutions

Medical Solutions segment gross profit for the three months ended April 3, 2026 increased $6.2 million, or 13.5%, versus the prior year period, primarily due to an increase in revenue. Medical Solutions segment gross profit margin was 41.3% for the three months ended April 3, 2026, versus a gross profit margin of 41.7% for the prior year period. The decrease in gross profit margin was primarily due to higher material costs, increased tariff costs, as well as changes in product mix.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended
	April 3,	March 28,
	2026	2025
Research and development and engineering	$23,251	$23,238
Selling, general and administrative	54,409	45,596
Amortization of purchased intangible assets	5,774	5,554
Restructuring, acquisition, and related costs	2,605	(2,455)
Total	$86,039	$71,933

Research and Development and Engineering Expenses

Research and Development and Engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $23.3 million, or 9.0% of revenue, during the three months ended April 3, 2026, versus $23.2 million, or 10.0% of revenue, during the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $54.4 million, or 21.1% of revenue, during the three months ended April 3, 2026, versus $45.6 million, or 19.5% of revenue, during the prior year period. The increase in SG&A expenses, both in total dollars and as a percentage of revenue, was primarily driven by higher employee compensation, costs associated with the planning and design phase of our financial and operation system implementation and the impact of our prior year acquisition.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $5.8 million, or 2.2% of revenue, during the three months ended April 3, 2026, versus $5.6 million, or 2.4% of revenue, during the prior year period.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $2.6 million during the three months ended April 3, 2026, versus $(2.5) million during the prior year period. The increase in restructuring, acquisition and related costs was primarily due to a gain recorded in the prior year on the sale of an owned facility and an increase in restructuring costs incurred in connection with the 2025 restructuring program.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended
	April 3,	March 28,
	2026	2025
Operating Income (Loss)
Automation Enabling Technologies	$31,148	$31,489
Medical Solutions	16,726	14,029
Unallocated	(20,335)	(13,097)
Total	$27,539	$32,421

Automation Enabling Technologies

Automation Enabling Technologies segment operating income was $31.1 million, or 23.7% of revenue, during the three months ended April 3, 2026, versus $31.5 million, or 25.6% of revenue, during the prior year period. The decrease in operating income was primarily due to an increase in restructuring, acquisition, and related costs of $3.7 million, and an increase in SG&A expense of $0.7 million, partially offset by an increase in gross profit of $3.4 million.

Medical Solutions

Medical Solutions segment operating income was $16.7 million, or 13.2% of revenue, during the three months ended April 3, 2026, versus $14.0 million, or 12.7% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $6.2 million, partially offset by an increase in SG&A expenses of $1.6 million, an increase in restructuring, acquisition, and related costs of $1.1 million, and an increase in amortization expenses of $0.5 million.

Unallocated

Unallocated costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended April 3, 2026 increased $7.2 million versus the prior year period. The increase in operating loss was primarily driven by costs associated with planning and design phase of our financial and operation system implementation and higher employee compensation.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended
	April 3,	March 28,
	2026	2025
Interest income (expense), net	$(1,843)	$(5,644)
Foreign exchange transaction gains (losses), net	$731	$(368)
Other income (expense), net	$(73)	$9

Interest Income (Expense), Net

Net interest expense was $1.8 million for the three months ended April 3, 2026, versus $5.6 million for the prior year period. The decrease in net interest expense was primarily due to lower interest expense as a result of reduced average debt levels and higher interest income. For the three months ended April 3, 2026, the weighted average interest rate on our senior credit facilities was 5.81%, versus 5.77% in the prior year period.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were nominal for the three months ended April 3, 2026 and the three months ended March 28, 2025.

Other Income (Expense), Net

Net other expense was nominal for the three months ended April 3, 2026 and the three months ended March 28, 2025.

Income Tax Provision (Benefit)

Our effective tax rate for the three months ended April 3, 2026 was 19.9%, versus 19.7% for the same period in the prior year. Our effective tax rate of 19.9% for the three months ended April 3, 2026 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign-Derived Deduction Eligible Income (“FDDEI”) (formerly FDII), a decrease in the Canadian valuation allowance, R&D tax credits, and U.K. patent box deductions; partially offset by various non-deductible transaction-related and compensation expenses, Pillar Two tax, and uncertain tax position accruals.

Our effective tax rate for the three months ended March 28, 2025 of 19.7% differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated deductions for Foreign Derived Intangible Income, U.K. patent box deductions and R&D tax credits, partially offset by disallowed compensation deductions, withholding taxes, non-deductible expenses and an estimated Pillar Two inclusion.

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

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside of our control, such as economic consequences of geopolitical conflicts, monetary, fiscal, tax or trade policy changes in the U.S. and other countries and their impact on the global financial markets, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and other market changes in general. See “Risks Relating to Our Common Shares and Our Capital Structure” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Our cash requirements primarily consist of principal and interest payments associated with our Senior Credit Facilities (as defined below), principal and interest payments associated with the tangible equity unit Amortizing Notes, operating and finance leases, purchase commitments, and pension obligations. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

As of April 3, 2026, $84.6 million of our $388.8 million cash and cash equivalents was held by subsidiaries outside of Canada and the U.S. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities. Approximately $71.4 million of our outstanding borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the U.S. as of April 3, 2026. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

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

As of April 3, 2026, we had $71.4 (€61.9) million outstanding under the Euro Term Loans and $75.0 million outstanding under the U.S. Term Loans. As of April 3, 2026, we had no outstanding revolver borrowings under our Senior Credit Facilities. Borrowings under the Credit Agreement bear interest at the Base Rate (as defined in the Credit Agreement) plus a margin ranging between zero and 0.75% per annum, determined by reference to the consolidated leverage ratio, or SOFR, SONIA or EURIBOR, as applicable, plus a margin ranging between 1.00% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the Revolving Facility. As of April 3, 2026, we had outstanding borrowings under the Credit Agreement denominated in Euro and U.S. dollars of $71.4 million and $75.0 million, respectively.

The Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of April 3, 2026:

	Requirement	Actual
Maximum consolidated leverage ratio (1)	3.75	0.64
Minimum consolidated fixed charge coverage ratio	1.25	5.51

(1) Maximum consolidated leverage ratio shall be increased to 4.25 for four consecutive quarters following a designated acquisition, as defined in the Fourth Amended and Restated Credit Agreement.

Tangible Equity Units - Amortizing Notes

On November 12, 2025, we issued 12,650,000 of our 6.50% tangible equity units (“Units”) at a public offering price of $50.00 per Unit for an aggregate offering of $632.5 million (the “Units Offering”). We received proceeds of $613.0 million after the deduction of the underwriters’ fees and other issuance costs. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note. Each purchase contract will automatically settle on November 1, 2028, and we will deliver at least 0.3729, but no more than 0.4662 of our common shares per purchase contract, subject to adjustment based upon the applicable market value of our common shares. Each amortizing note has a principal amount of $8.74 and bears interest at a rate of 6.30% per annum, with a final installment date of November 1, 2028 (“Amortizing Note”).

As of April 3, 2026, we had $103.1 million outstanding under the Amortizing Notes.

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

In February 2020, our Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of $50.0 million worth of common shares. Share repurchases have been made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. We repurchased 88 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $10.2 million and an average price of $116.13 per share during the three months ended April 3, 2026. As of April 3, 2026, we had completed the 2020 Repurchase Plan.

In September 2025, our Board of Directors approved a new share repurchase plan (the “2025 Repurchase Plan”) authorizing the repurchase of an additional $200.0 million worth of common shares. The 2025 Repurchase Plan does not obligate the Company to acquire any particular amount of common shares. No time limit was set for the completion of the 2025 Repurchase Plan, and the plan may be suspended or discontinued at any time. We repurchased 71 thousand shares under the 2025 Repurchase Plan for an aggregate purchase price of $8.4 million and an average price of $118.08 per share during the three months ended April 3, 2026. As of April 3, 2026, we had $191.6 million available for future share repurchases under the 2025 Repurchase Plan.

Cash Flows for the Three Months Ended April 3, 2026 and March 28, 2025

The following tables summarize our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Three Months Ended
	April 3,	March 28,
	2026	2025
Net cash provided by operating activities	$51,606	$31,684
Net cash (used in) provided by investing activities	$(3,793)	$1,253
Net cash used in financing activities	$(40,122)	$(42,731)

	April 3,	December 31,
	2026	2025
Cash and cash equivalents	$388,799	$380,871
Unused and available funds under the revolving credit facility	$850,000	$850,000

Operating Cash Flows

Cash provided by operating activities was $51.6 million for the three months ended April 3, 2026, versus $31.7 million for the prior year period. Cash provided by operating activities for the three months ended April 3, 2026 increased from the prior year period primarily as a result of improved net working capital and the reduction of bonus payouts in 2026 following the conversion of 2025 annual bonuses to equity.

Investing Cash Flows

Cash used in investing activities was $3.8 million for the three months ended April 3, 2026, primarily driven by $4.1 million for capital expenditures.

Cash provided by investing activities was $1.3 million for the three months ended March 28, 2025, primarily driven by $5.5 million of cash received from the sale of properties. We also paid $4.3 million for capital expenditures.

We expect to use an aggregate of approximately $30 million to $40 million in 2026 for capital expenditures related to investments in new property, plant and equipment for our existing businesses, which includes a significant capacity expansion project in China.

Financing Cash Flows

Cash used in financing activities was $40.1 million for the three months ended April 3, 2026, primarily driven by $18.6 million related to the repurchase of common shares, $8.8 million of debt repayments, $7.0 million of payroll tax payments upon vesting of share-based compensation awards, and $4.4 million of contingent consideration payments related to the 2025 acquisition.

Cash used in financing activities was $42.7 million for the three months ended March 28, 2025, primarily driven by $29.7 million of term loan and revolving credit facility repayments, $6.7 million of payroll tax payments upon vesting of share-based compensation awards and $6.2 million related to the repurchase of common shares.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates through April 3, 2026 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recent Accounting Pronouncements

See Note 1 to Unaudited Interim Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the three months ended April 3, 2026, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of April 3, 2026, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 3, 2026.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended April 3, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our risk factors are described in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Other than the risk factor set forth below, there have been no material changes in our risk factors as included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our customers' businesses, capital expenditures and levels of business activities.

A large portion of our product sales are dependent on our customers' need for increased capacity, productivity and cost saving initiatives, improved product quality and performance, and new investments. Weaknesses in our end markets could negatively impact our revenue and gross margin and consequently have a material adverse effect on our business, financial condition and results of operations. A severe and/or prolonged overall economic downturn or a negative or uncertain political climate could lead to weaknesses in our end markets and adversely affect our customers' financial condition and the timing or levels of our customers' capital expenditures or business activities. We have experienced significant cyclical end market fluctuations in the past. Political conditions, including new and changing laws or tariffs, regulations, government funding, executive orders and enforcement priorities, may impact customer budgets and create uncertainty about how such laws and regulations will be interpreted and applied, which may impact customer demand and adversely impact our business. For example, changes in the regulatory environment affecting life sciences and pharmaceutical companies, and reduced budget allocations to government agencies that fund research and development activities, such as the U.S. National Institutes of Health, or NIH, or targeted cancellations by the U.S. federal government of certain grants or contracts, could adversely affect our business or results of operations. In addition, certain sub-segments of the advanced industrial market that we serve, including the microelectronics and industrial capital equipment sector, are cyclical and have historically experienced periods of oversupply, resulting in downturns in demand for capital equipment in which many of our products are used. It is difficult to predict the timing, length and severity of these downturns and their impact on our business. Further, our order levels or results of operations for a given period may not be indicative of order levels or results of operations for subsequent periods. For the foreseeable future, our operations will continue to depend upon industries that are subject to market cycles which, in turn, could adversely affect the market demand for our products.

In addition, geopolitical conflicts and military hostilities may exacerbate the macroeconomic conditions described above and create additional risks for our business. In February 2026, the military conflict involving the United States, Israel and Iran escalated. Although we do not have material operations in the Middle East, the ongoing conflict and any further escalation has contributed to, and could continue to contribute to, significant disruptions of global energy supplies and increases in global energy prices, which in turn have heightened supply chain uncertainty and increased freight and commodity costs across our operations. The conflict could also adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall macroeconomic conditions in the markets in which we operate, which could reduce demand for our products, increase our component and raw material costs, and exacerbate inflationary pressures on our manufacturing operations. In addition, geopolitical conflicts of this nature may be accompanied by an increased risk of cyberattacks by state or state-sponsored actors targeting critical infrastructure and technology companies, which could disrupt our operations or systems or those of our customers, suppliers or other business partners. While we continue to monitor the situation and take steps to mitigate the impact on our business, we are unable to predict the scope, duration, or ultimate impact of the conflict on our business, financial condition and results of operations.

We have also faced increases in inflationary conditions in materials and components. These inflationary conditions have caused us to increase prices; however, such price increases may not be accepted by our customers or may not adequately offset the increases in our costs, thereby negatively affecting our results of operations. Changes in global economic conditions, including inflationary conditions and conditions arising from geopolitical conflicts such as those described above, could also shift demand for products or services for which we do not have competitive advantages. This could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changes in economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of the Company’s common shares during the three months ended April 3, 2026.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	Approximate Dollar Value That May Yet Be Purchased Under the Plans or Programs(1) (2)
January 1, 2026 - January 30, 2026	44,645	$111.87	44,645	$205,227,692
January 31, 2026 - February 27, 2026	—	$—	—	$205,227,692
February 28, 2026 - April 3, 2026	114,650	$119.01	114,650	$191,583,615
Total	159,295		159,295

(1) In February 2020, the Company’s Board of Directors (the “Board”) approved the 2020 Repurchase Plan, authorizing the repurchase of $50.0 million worth of common shares. During the three months ended April 3, 2026, the Company repurchased 88 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $10.2 million and an average price of $116.13 per share. From the inception of the 2020 Repurchase Plan, the Company repurchased a cumulative total of 449 thousand shares for an aggregate purchase price of $50.0 million at an average price of $111.40 per share. As of April 3, 2026 the Company had completed the 2020 Repurchase Plan.

(2) In September 2025, the Board approved the 2025 Repurchase Plan, authorizing the repurchase of an additional $200.0 million worth of common shares. During the three months ended April 3, 2026, the Company repurchased 71 thousand shares under the 2025 Repurchase Plan for an aggregate purchase price of $8.4 million and an average price of $118.08 per share. The Company had $191.6 million available for share repurchases under the 2025 Repurchase Plan as of April 3, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K

None.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Rule 10b5-1 Trading Plans

No officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended April 3, 2026.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/2015

3.2	By-Laws of the Registrant, as amended	10-K	001-35083	3.2	03/01/2021

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/2010

3.4	Articles of Amendment of the Registrant, dated May 26, 2005	10-K	001-35083	3.4	3/1/2023

3.5	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/2010

3.6	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/2016

3.7	Articles of Amendment of the Registrant, dated April 29, 2022	10-Q	001-35083	3.6	05/10/2022

10.1	Second Supplemental Indenture, dated as of March 27, 2026, between Novanta Inc. and U.S. Bank Trust Company, National Association, as trustee					*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board of Directors and Chief Executive Officer	May 11, 2026
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	May 11, 2026
Robert J. Buckley