Form 10-Q
period 2026-07-03
NOVANTA INC
filed 2026-08-05
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2026

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

As of July 29, 2026, there were 37,817,770 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	July 3,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$718,650	$380,871
Accounts receivable, net of allowance of $1,976 and $1,341, respectively	178,748	184,880
Inventories	192,709	188,284
Prepaid income taxes and income taxes receivable	12,797	9,382
Prepaid expenses and other current assets	20,633	19,184
Total current assets	1,123,537	782,601
Property, plant and equipment, net	119,999	118,491
Operating lease assets	46,531	41,697
Deferred tax assets	31,724	27,381
Other assets	15,578	8,812
Intangible assets, net	159,831	180,776
Goodwill	642,365	647,348
Total assets	$2,139,565	$1,807,106
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$41,499	$38,291
Accounts payable	97,480	94,865
Income taxes payable	11,822	5,856
Current portion of operating lease liabilities	9,876	9,857
Accrued expenses and other current liabilities	85,205	63,498
Total current liabilities	245,882	212,367
Long-term debt	188,157	212,538
Operating lease liabilities	43,286	38,873
Deferred tax liabilities	16,607	18,092
Income taxes payable	4,688	3,963
Other liabilities	24,487	6,986
Total liabilities	523,107	492,819
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 37,816 and 35,671, respectively	423,856	423,856
Additional paid-in capital	848,434	572,057
Retained earnings	355,018	321,378
Accumulated other comprehensive loss	(10,850)	(3,004)
Total stockholders' equity	1,616,458	1,314,287
Total liabilities and stockholders’ equity	$2,139,565	$1,807,106

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2026	2025	2026	2025
Revenue	$265,807	$241,049	$523,514	$474,415
Cost of revenue	144,892	134,303	289,021	263,315
Gross profit	120,915	106,746	234,493	211,100
Operating expenses:
Research and development and engineering	23,968	25,289	47,219	48,527
Selling, general and administrative	59,972	47,103	114,381	92,699
Amortization of purchased intangible assets	6,415	6,871	12,189	12,425
Restructuring, acquisition, and related costs	12,499	12,572	15,104	10,117
Total operating expenses	102,854	91,835	188,893	163,768
Operating income	18,061	14,911	45,600	47,332
Interest income (expense), net	(1,106)	(5,815)	(2,949)	(11,459)
Foreign exchange transaction gains (losses), net	(801)	(2,744)	(70)	(3,112)
Other income (expense), net	(256)	(563)	(329)	(554)
Income before income taxes	15,898	5,789	42,252	32,207
Income tax provision	3,357	1,292	8,612	6,502
Net income	$12,541	$4,497	$33,640	$25,705

Earnings per common share (Note 5):
Basic	$0.31	$0.12	$0.83	$0.71
Diluted	$0.30	$0.12	$0.82	$0.71

Weighted average common shares outstanding—basic	41,009	36,022	40,714	36,023
Weighted average common shares outstanding—diluted	41,164	36,076	40,882	36,103

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2026	2025	2026	2025
Net income	$12,541	$4,497	$33,640	$25,705
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	710	20,399	(5,204)	28,957
Pension liability adjustments, net of tax (2)	158	(185)	(2,642)	(168)
Total other comprehensive income (loss)	868	20,214	(7,846)	28,789
Total consolidated comprehensive income	$13,409	$24,711	$25,794	$54,494

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

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Retained	Accumulated Other
	# of Shares	Amount	Capital	Earnings	Comprehensive Loss	Total

	Three Months Ended July 3, 2026
Balance at April 3, 2026	35,611	$423,856	$556,413	$342,477	$(11,718)	$1,311,028
Net income	—	—	—	12,541	—	12,541
Common shares issued under stock plans	97	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(35)	—	(5,420)	—	—	(5,420)
Share-based compensation	—	—	9,836	—	—	9,836
Common shares issued in a private placement, net of issuance costs	2,143	—	287,605	—	—	287,605
Other comprehensive income (loss), net of tax	—	—	—	—	868	868
Balance at July 3, 2026	37,816	$423,856	$848,434	$355,018	$(10,850)	$1,616,458

	Six Months Ended July 3, 2026
Balance at December 31, 2025	35,671	$423,856	$572,057	$321,378	$(3,004)	$1,314,287
Net income	—	—	—	33,640	—	33,640
Common shares issued under stock plans	245	—	180	—	—	180
Common shares withheld for taxes on vested stock awards	(84)	—	(12,402)	—	—	(12,402)
Repurchases of common shares	(159)	—	(18,638)	—	—	(18,638)
Share-based compensation	—	—	19,632	—	—	19,632
Common shares issued in a private placement, net of issuance costs	2,143	—	287,605	—	—	287,605
Other comprehensive income (loss), net of tax	—	—	—	—	(7,846)	(7,846)
Balance at July 3, 2026	37,816	$423,856	$848,434	$355,018	$(10,850)	$1,616,458

	Three Months Ended June 27, 2025
Balance at March 28, 2025	35,964	$423,856	$78,488	$288,757	$(21,346)	$769,755
Net income	—	—	—	4,497	—	4,497
Common shares issued under stock plans	13	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(4)	—	(518)	—	—	(518)
Share-based compensation	—	—	7,498	—	—	7,498
Other comprehensive income (loss), net of tax	—	—	—	—	20,214	20,214
Balance at June 27, 2025	35,973	$423,856	$85,468	$293,254	$(1,132)	$801,446

	Six Months Ended June 27, 2025
Balance at December 31, 2024	35,938	$423,856	$84,214	$267,549	$(29,921)	$745,698
Net income	—	—	—	25,705	—	25,705
Common shares issued under stock plans	132	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(51)	—	(7,187)	—	—	(7,187)
Repurchases of common shares	(46)	—	(6,157)	—	—	(6,157)
Share-based compensation	—	—	14,598	—	—	14,598
Other comprehensive income (loss), net of tax	—	—	—	—	28,789	28,789
Balance at June 27, 2025	35,973	$423,856	$85,468	$293,254	$(1,132)	$801,446

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	July 3,	June 27,
	2026	2025
Cash flows from operating activities:
Net income	$33,640	$25,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,808	29,144
Provision for inventory excess and obsolescence	1,674	1,690
Share-based compensation	19,632	14,598
Deferred income taxes	(5,472)	(5,174)
Write-off of unamortized deferred financing costs	—	426
Loss (gain) on disposal of fixed assets	(188)	(4,089)
Other	2,283	651
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	4,246	(2,251)
Inventories	(7,437)	(14,257)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(4,456)	3,104
Accounts payable, income taxes payable, accrued expenses and other current liabilities	35,260	(3,479)
Other non-current assets and liabilities	8,550	688
Net cash provided by operating activities	116,540	46,756
Cash flows from investing activities:
Cash paid for business acquisitions, net of working capital adjustments	—	(63,173)
Purchases of property, plant and equipment	(11,605)	(7,672)
Proceeds from sale of property, plant and equipment	345	5,537
Net cash used in investing activities	(11,260)	(65,308)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	72,805
Repayments of debt	(18,757)	(41,017)
Proceeds from issuance of shares in private placement, net of issuance costs	288,454	—
Payments of debt issuance costs	(2,280)	(3,391)
Payments of issuance costs related to tangible equity units	(1,293)	—
Payments of withholding taxes from share-based awards	(12,402)	(7,187)
Repurchases of common shares	(18,638)	(6,157)
Payments of contingent consideration related to acquisitions	(4,393)	—
Other financing activities	(215)	(2,952)
Net cash provided by financing activities	230,476	12,101
Effect of exchange rates on cash and cash equivalents	2,023	2,374
Increase (decrease) in cash and cash equivalents	337,779	(4,077)
Cash and cash equivalents, beginning of the period	380,871	113,989
Cash and cash equivalents, end of the period	$718,650	$109,912
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,383	$12,090
Cash paid for income taxes	$10,225	$15,090
Income tax refunds received	$501	$299

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

1. Basis of Presentation

Novanta Inc. (collectively with its subsidiaries, referred to as “Novanta”, the “Company”, “we”, “us”, “our”) is a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. The Company combines deep proprietary technology expertise and competencies in precision manufacturing, robotics and automation, precision medicine and advanced surgery with a proven ability to solve complex technical challenges. This enables Novanta to engineer core components and sub-systems that deliver extreme precision and performance, tailored to the customers' demanding applications.

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

AS OF JULY 3, 2026

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

		The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027. Early adoption is permitted.	The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statement disclosures.
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.”	ASU 2025-09 clarifies certain aspects of the guidance on hedge accounting and addresses several incremental hedge accounting issues arising from global reference rate reform.

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

AS OF JULY 3, 2026

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of July 3, 2026 and December 31, 2025, contract liabilities were $48.0 million and $11.1 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the six months ended July 3, 2026 is primarily due to cash payments received in advance of satisfying performance obligations, including an advance payment received from a customer related to a supply agreement, partially offset by $9.0 million of revenue recognized during the period that was included in the contract liability balance as of December 31, 2025.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

Disaggregated Revenue

See Note 17 for the Company’s disaggregation of revenue by segment, geography and end market. The following table presents revenues disaggregated by the capabilities of the underlying products and technologies during the three and six months ended July 3, 2026 and June 27, 2025, respectively (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2026	2025	2026	2025
Precision Manufacturing	$47,845	$43,837	$94,918	$88,416
Robotics and Automation	88,370	77,835	172,541	156,423
Automation Enabling Technologies	136,215	121,672	267,459	244,839

Precision Medicine	62,077	59,161	126,010	113,173
Advanced Surgery	67,515	60,216	130,045	116,403
Medical Solutions	129,592	119,377	256,055	229,576
Total Revenue	$265,807	$241,049	$523,514	$474,415

3. Business Combinations

On April 8, 2025, the Company acquired 100% of the outstanding stock of Keonn Technologies, S.L. (“Keonn”) pursuant to the terms of a Share Purchase Agreement. At the closing date, Keonn became a wholly-owned subsidiary of the Company. Keonn is a manufacturer of Radio-Frequency Identification (“RFID”) solutions, based in Barcelona, Spain.

The acquisition of Keonn has been accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”). Under ASC 805, assets acquired and liabilities assumed in a business combination are recorded at their fair value as of the acquisition date. The Company’s consolidated financial statements include results of operations for Keonn from the April 8, 2025 acquisition date. The purchase price allocation for the Keonn acquisition became finalized at the conclusion of the 12 month measurement period, beginning on the acquisition date. There have been no changes to the purchase price allocation for the Keonn acquisition as of July 3, 2026 from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The operating results of Keonn were included in the Company's results of operations beginning on April 8, 2025. Keonn contributed revenues of $18.0 million and a loss before income taxes of $0.5 million to the Company's operating results for the six months ended July 3, 2026. The loss before income taxes from Keonn for the six months ended July 3, 2026 included amortization of purchased intangible assets of $2.1 million.

Acquisition Costs

The Company recognized no acquisition-related costs for the six months ended July 3, 2026 and recognized $2.1 million in acquisition-related costs for the six months ended June 27, 2025 related to the acquisitions completed during those periods. Acquisition-related costs consist primarily of finders’ fees, legal, valuation and other professional or consulting fees and are included in restructuring and acquisition related costs in the consolidated statements of operations.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

4. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2025	$(3,004)	$3,472	$(6,476)
Other comprehensive income (loss)	(8,355)	(5,204)	(3,151)
Amounts reclassified from accumulated other comprehensive loss(1)	509	—	509
Balance at July 3, 2026	$(10,850)	$(1,732)	$(9,118)

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

5. Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Fully vested restricted stock units, deferred stock units granted to members of the Company’s Board of Directors, the 4.7 million minimum shares issuable under stock purchase contracts related to the tangible equity units, and 2.1 million shares issued under the private placement are included in the calculation of weighted average number of common shares outstanding. Shares issued in the private placement increased weighted-average shares outstanding by 0.6 million and 0.3 million shares for the three and six months ended July 3, 2026, respectively. See Note 11 to the Consolidated Financial Statements for additional discussion of the stock purchase contracts related to the tangible equity units and Note 13 to the Consolidated Financial Statements for additional discussion of the shares issued under the private placement.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2026	2025	2026	2025
Numerators:
Net income	$12,541	$4,497	$33,640	$25,705

Denominators:
Weighted average common shares outstanding— basic	41,009	36,022	40,714	36,023
Dilutive common share equivalents	155	54	168	80
Weighted average common shares outstanding— diluted	41,164	36,076	40,882	36,103
Antidilutive common share equivalents excluded from above	87	344	195	260

Earnings per Common Share:
Basic	$0.31	$0.12	$0.83	$0.71
Diluted	$0.30	$0.12	$0.82	$0.71

For the three and six months ended July 3, 2026, 269 thousand shares of attainment-based PSUs and hybrid PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of July 3, 2026.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

Contingent Considerations

On April 8, 2025, the Company completed the acquisition of Keonn. Pursuant to the purchase and sale agreement, the former shareholders of Keonn (the “Sellers”) are eligible to receive contingent consideration based on the achievement of specified revenue targets by Keonn during fiscal years 2025 through 2027. Payment of this contingent consideration is also subject to Keonn maintaining certain minimum gross margin percentage during the applicable periods. The undiscounted range of potential contingent consideration is between €0 and €20.0 million (approximately $21.9 million). If the performance conditions are met, the contingent consideration will be payable annually, with the first payment due in the first half of 2026. As of the acquisition date, the estimated fair value of the contingent consideration was €4.1 million (approximately $4.5 million), determined using the Monte Carlo valuation method. This amount was recorded as part of the purchase price. Subsequent changes in the estimated fair value are recognized in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. During 2025, the fair value of the contingent consideration was adjusted to €4.9 million ($5.7 million). The Company made the first installment payment of €3.8 million ($4.4 million) in March 2026. Based on the revenue performance and revenue projections as of July 3, 2026, the Company made no further adjustments to the fair value of the remaining contingent consideration during the six months ended July 3, 2026. The installment payment has been reported as cash outflows from financing activities in the consolidated statement of cash flows for the respective periods.

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of July 3, 2026 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Prepaid expenses and other current assets:
Foreign currency forward contracts	$369	$—	$369	$—
	$369	$—	$369	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$63	$—	$—	$63
Foreign currency forward contracts	173	—	173	—
Other liabilities:
Contingent considerations - Long term	1,198	—	—	1,198
	$1,434	$—	$173	$1,261

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds	$291,629	$291,629	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	110	—	110	—
	$291,739	$291,629	$110	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$4,465	$—	$—	$4,465
Foreign currency forward contracts	134	—	134	—
Other liabilities:
Contingent considerations - Long term	1,291	—	—	1,291
	$5,890	$—	$134	$5,756

Changes in the fair value of Level 3 contingent considerations during the six months ended July 3, 2026 were as follows (in thousands):

Contingent Considerations
Balance at December 31, 2025	$5,756
Payments	(4,393)
Effect of foreign exchange rates	(102)
Balance at July 3, 2026	$1,261

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	July 3, 2026 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (Keonn)	$1,198	Monte Carlo method	Historical and projected revenue and gross profit margin from fiscal year 2025 to 2027	N/A
			Gross Profit Premium	9.3%
			Revenue risk premium	8.4%
			Gross Profit Volatility	38.5%
			Revenue Volatility	35.0%
			Credit spread	1.9%

See Note 10 to Consolidated Financial Statements for a discussion of the estimated fair value of the Company’s outstanding debt.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

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

As of July 3, 2026, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $157.7 million and a net gain of $0.2 million, respectively. As of December 31, 2025, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $147.7 million and a net loss of less than $0.1 million, respectively.

The Company recognized an aggregate net gain of $1.0 million and $3.2 million for the three and six months ended July 3, 2026 and an aggregate net loss of $2.1 million and $1.8 million for the three and six months ended June 27, 2025. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

8. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the consideration paid for a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company tests its goodwill balances for impairment annually as of the beginning of the second quarter or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. The Company performed the most recent annual goodwill and indefinite-lived intangible asset impairment test as of the beginning of the second quarter of 2026 and noted no impairment.

The following table summarizes changes in goodwill during the six months ended July 3, 2026 (in thousands):

Amount
Balance at beginning of the period	$647,348
Effect of foreign exchange rate changes	(4,983)
Balance at end of the period	$642,365

Goodwill by reportable segment as of July 3, 2026 was as follows (in thousands):

	Reportable Segment
	Automation Enabling Technologies	Medical Solutions	Total
Goodwill	$445,693	$347,901	$793,594
Accumulated impairment of goodwill	(119,507)	(31,722)	(151,229)
Total	$326,186	$316,179	$642,365

Goodwill by reportable segment as of December 31, 2025 was as follows (in thousands):

	Reportable Segment
	Automation Enabling Technologies	Medical Solutions	Total
Goodwill	$447,313	$351,264	$798,577
Accumulated impairment of goodwill	(119,507)	(31,722)	(151,229)
Total	$327,806	$319,542	$647,348

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

Intangible Assets

Intangible assets as of July 3, 2026 and December 31, 2025, respectively, are summarized as follows (in thousands):

	July 3, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$234,169	$(187,018)	$47,151	$235,851	$(180,798)	$55,053
Customer relationships	294,570	(200,516)	94,054	296,868	(191,037)	105,831
Trademarks and trade names	38,116	(19,490)	18,626	25,261	(18,396)	6,865
Amortizable intangible assets	566,855	(407,024)	159,831	557,980	(390,231)	167,749
Non-amortizable intangible assets:
Trade names	—	—	—	13,027	—	13,027
Total intangible assets	$566,855	$(407,024)	$159,831	$571,007	$(390,231)	$180,776

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

During the second quarter of 2026, the Company reassessed the useful lives of certain trade names in connection with its enterprise-wide branding initiative. As a result, the Company concluded that the indefinite-lived trade names no longer met the criteria for indefinite-lived intangible asset classification. These trade names were reclassified to definite-lived intangible assets and are being amortized over the estimated remaining useful lives of five years or less on a straight-line basis. Prior to reclassification, the Company performed a quantitative valuation and determined that the fair values of the trade names exceeded their carrying values; therefore, no impairment charge was recorded.

Amortization expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2026	2025	2026	2025
Amortization expense – cost of revenue	$3,755	$4,220	$7,514	$7,781
Amortization expense – operating expenses	6,415	6,871	12,189	12,425
Total amortization expense	$10,170	$11,091	$19,703	$20,206

As of July 3, 2026, estimated amortization expense for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2026 (remainder of year)	$7,476	$12,762	$20,238
2027	12,045	21,691	33,736
2028	10,245	18,660	28,905
2029	7,382	15,101	22,483
2030	4,713	12,640	17,353
Thereafter	5,290	31,826	37,116
Total	$47,151	$112,680	$159,831

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	July 3,	December 31,
	2026	2025
Raw materials	$121,835	$123,305
Work-in-process	38,149	32,479
Finished goods	32,110	31,716
Demo and consigned inventory	615	784
Total inventories	$192,709	$188,284

Accrued Expenses and Other Current Liabilities

	July 3,	December 31,
	2026	2025
Accrued compensation and benefits	$27,187	$16,405
Accrued warranty	4,305	4,463
Contract liabilities, current portion	29,517	10,945
Accrued restructuring	5,298	10,251
Accrued contingent considerations and earn-outs	63	4,465
Other	18,835	16,969
Total	$85,205	$63,498

Accrued Warranty

	Six Months Ended
	July 3,	June 27,
	2026	2025
Balance at beginning of the period	$4,463	$4,805
Provision charged to cost of revenue	843	1,151
Use of provision	(991)	(1,249)
Foreign currency exchange rate changes	(10)	102
Balance at end of the period	$4,305	$4,809

Other Long-Term Liabilities

	July 3,	December 31,
	2026	2025
Finance lease obligations	$1,903	$2,348
Accrued contingent considerations and earn-outs	1,198	1,291
Contract liabilities, non-current portion	18,448	183
Other	2,938	3,164
Total	$24,487	$6,986

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

10. Debt

Outstanding debt consisted of the following (in thousands):

	July 3,	December 31,
	2026	2025
Senior Credit Facilities – term loans	$7,032	$6,242
Tangible Equity Units – Amortizing Notes	36,004	33,870
Less: unamortized debt issuance costs	(1,537)	(1,821)
Total current portion of long-term debt	$41,499	$38,291

Senior Credit Facilities – term loans	$137,331	$142,752
Tangible Equity Units – Amortizing Notes	58,408	76,691
Less: unamortized debt issuance costs	(7,582)	(6,905)
Total long-term debt	$188,157	$212,538

Total debt	$229,656	$250,829

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

On May 15, 2026 (the “Second Amendment Effective Date”), the Company entered into an amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit Agreement with existing lenders. The amendment establishes $200.0 million of secured delayed draw term loan commitments (“2026 Delayed Draw Term Loan Commitments”), which will be available for borrowing at the Company’s option for up to six months after the Second Amendment Effective Date. The delayed draw term loan commitments will mature on June 27, 2030 and shall bear interest at (i) the Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.75% per annum or (ii) SOFR, SONIA or EURIBOR, as applicable, plus a margin ranging between 1.00% and 1.75% per annum, in each case as determined by reference to the Company’s consolidated leverage ratio. In addition, the Company is obligated to pay a commitment fee on the undrawn 2026 Delayed Draw Term Loan Commitments. The delayed draw term loan commitments will amortize in equal quarterly installments commencing on or around the last business day of the fiscal quarter ending September 25, 2026 at a rate (i) in the case of such amortization payments made on or prior to June 25, 2027, an amount not less than 0.625% of the principal amount of all U.S. dollar term loans outstanding and (ii) in the case of such amortization payments made thereafter, at a rate not less than 1.25% of the principal amount of all U.S. dollar term loans outstanding. The Company incurred approximately $0.4 million of deferred financing costs in connection with the Second Amendment. These costs will be amortized over the remaining term of the Fourth Amended and Restated Credit Agreement, with amortization commencing upon drawdown of the delayed draw term loan commitments. The Second Amendment also resets the term loan and revolving commitment incremental capacity under the Credit Agreement to be measured from and after the Second Amendment Effective Date.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

On June 8, 2026, the Company entered into an amendment (the “Third Amendment”) to its Fourth Amended and Restated Credit Agreement. The Third Amendment, among other things, (i) introduced a defined term for a specified acquisition, (ii) amends the interest rate applicable to loans under the Credit Agreement by widening the pricing margin by 0.25% if the Company’s consolidated leverage ratio exceeds 3.75 to 1.00 and (iii) amends the financial covenants under the Credit Agreement by (x) increasing the permitted consolidated leverage ratio to 4.00 to 1.00 or 4.50 to 1.00 for four consecutive quarters following a Designated Acquisition (as defined in the Credit Agreement) and (y) decreasing the permitted consolidated fixed charge coverage ratio to 1.00 to 1.00 for the four consecutive fiscal quarters following consummation of the specified acquisition and 1.25:1.00 thereafter. The Company incurred approximately $1.9 million of deferred financing costs in connection with the Third Amendment. These costs will be amortized over the remaining term of the Fourth Amended and Restated Credit Agreement.

The outstanding principal balance under the Euro Term Loans is payable in quarterly installments of €1.1 million (approximately $1.3 million), that began in September 2025, with the remaining balance due upon maturity. The U.S. Term Loans require quarterly installment payments of $0.5 million starting in September 2026, increasing to $0.9 million beginning in September 2027, with the remaining balance also due upon maturity. The Company may make additional principal payments at any time, which will reduce the next scheduled installment. The Company made principal payments of €2.3 million ($2.6 million) towards the Term Loans during the six months ended July 3, 2026. Borrowings under the revolving credit facility may be repaid at any time prior to maturity.

The Company is required to satisfy certain financial and non-financial covenants under the Fourth Amended and Restated Credit Agreement. The Fourth Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of July 3, 2026.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

Fair Value of Debt

As of July 3, 2026 and December 31, 2025, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

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

The purchase contracts are mandatorily convertible into a minimum of 4.7 million shares or a maximum of 5.9 million shares of the Company’s common stock on the mandatory settlement date (unless redeemed by the Company or settled earlier at the unit holder's option). The 4.7 million minimum shares are included in the calculation of basic weighted average shares outstanding. The difference between the minimum and maximum shares represents potentially dilutive securities, which are included in the calculation of diluted weighted average shares outstanding on a pro rata basis to the extent that the average applicable market value is equal to or greater than $107.26 but is less than or equal to $134.08 during the period (see Note 5).

Each Amortizing Note will bear interest at the rate of 6.30% per annum and will have a final installment payment date of November 1, 2028. Beginning with the installment paid on February 1, 2026 (which amounted to $0.7132 per Amortizing Note), and continuing on each February 1, May 1, August 1 and November 1 thereafter, the Company will pay quarterly cash installments of $0.8125 per Amortizing Note. Each installment constitutes a payment of interest and a partial repayment of principal, and which cash payment in the aggregate per year will be equivalent to 6.50% per year with respect to each $50.00 stated amount of Unit. The Company made principal payments of $16.1 million towards the Amortizing Notes during the six months ended July 3, 2026.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2026	2025	2026	2025
Operating lease cost	$2,723	$2,881	$5,638	$5,620
Finance lease cost
Amortization of right-of-use assets	151	150	301	301
Interest on lease liabilities	40	50	82	102
Variable lease cost	368	394	624	670
Total lease cost	$3,282	$3,475	$6,645	$6,693

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	July 3,	December 31,
	2026	2025
Operating leases
Operating lease right-of-use assets	$46,531	$41,697

Current portion of operating lease liabilities	$9,876	$9,857
Operating lease liabilities	43,286	38,873
Total operating lease liabilities	$53,162	$48,730

Finance leases
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(7,777)	(7,476)
Finance lease assets included in property, plant and equipment, net	$1,805	$2,106

Accrued expenses and other current liabilities	$876	$828
Other liabilities	1,903	2,348
Total finance lease liabilities	$2,779	$3,176

Weighted-average remaining lease term (in years):
Operating leases	7.3	7.3
Finance leases	3.0	3.5

Weighted-average discount rate:
Operating leases	4.84%	4.92%
Finance leases	5.54%	5.54%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Six Months Ended
	July 3,	June 27,
	2026	2025
Cash paid for lease liabilities:
Operating cash outflows related to finance leases	$82	$102
Operating cash outflows related to operating leases	$5,959	$5,019
Financing cash outflows related to finance leases	$397	$375

Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$9,688	$3,602

(1)The amount for the six months ended June 27, 2025 includes $3.1 million of right-of-use assets acquired as part of the Keonn acquisition.

Future minimum lease payments under operating and finance leases expiring subsequent to July 3, 2026, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2026 (remainder of year)	$5,858	$502
2027	11,645	1,003
2028	9,214	1,003
2029	8,110	502
2030	7,674	—
Thereafter	22,189	—
Total minimum lease payments	64,690	3,010
Less: Interest	(11,528)	(231)
Present value of lease liabilities	$53,162	$2,779

13. Preferred and Common Shares and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of July 3, 2026, no preferred shares had been issued and outstanding.

Common Share Repurchases

In February 2020, the Company’s Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”), authorizing the repurchase of $50.0 million worth of the Company’s common shares. During the six months ended July 3, 2026, the Company repurchased 88 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $10.2 million and an average price of $116.13 per share. The Company completed the 2020 Repurchase Plan in the first quarter of 2026.

In September 2025, the Company’s Board of Directors approved a new share repurchase plan (the “2025 Repurchase Plan”) authorizing the repurchase of an additional $200.0 million worth of common shares. During the six months ended July 3, 2026, the Company repurchased 71 thousand shares under the 2025 Repurchase Plan for an aggregate purchase price of $8.4 million and an average price of $118.08 per share. As of July 3, 2026, the Company had $191.6 million available for future share repurchases under the 2025 Repurchase Plan.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

Private Placement

On June 8, 2026, the Company entered into a securities purchase agreement with institutional and other accredited investors for a private placement of the Company's common shares, which resulted in gross proceeds of approximately $300 million, before placement agent fees and offering expenses of $12.4 million. Under the agreement, investors purchased an aggregate of 2,142,857 common shares at $140.00 per share, representing approximately 5.7% of the Company's common shares outstanding immediately following the closing. The placement closed on June 11, 2026, and the Company recorded net proceeds of approximately $287.6 million as an increase to additional paid-in capital.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2026	2025	2026	2025
Selling, general and administrative	$7,491	$6,390	$15,093	$12,526
Research and development and engineering	1,152	649	2,542	1,264
Cost of revenue	612	459	1,416	808
Restructuring, acquisition, and related costs	581	—	581	—
Total share-based compensation expense	$9,836	$7,498	$19,632	$14,598

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units granted to the members of the Company’s Board of Directors of $1.6 million and $1.6 million during the six months ended July 3, 2026 and June 27, 2025, respectively. As of July 3, 2026, the Company’s outstanding equity awards for which compensation expense will be recognized in the future consisted of time-based restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock options granted under the Amended and Restated 2010 Incentive Plan. The Company expects to record an aggregate share-based compensation expense of $54.6 million, net of estimated forfeitures, over a weighted average period of 2.09 years subsequent to July 3, 2026, for all outstanding Awards as of July 3, 2026.

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

The table below summarizes activities relating to RSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended July 3, 2026:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	390	$135.09
Granted	169	$141.52
Vested	(182)	$133.66
Forfeited	(47)	$138.44
Unvested at July 3, 2026	330	$139.24
Expected to vest as of July 3, 2026	300

The total fair value of RSUs that vested during the six months ended July 3, 2026 was $26.7 million based on the market price of the underlying shares on the date of vesting.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

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

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended July 3, 2026:

	Shares (In thousands)	Weighted Average Grant- Date Fair Value
Unvested at December 31, 2025	303	$153.13
Granted	70	$173.88
Performance adjustments(1)	(37)	$180.91
Vested	(54)	$164.96
Forfeited	(9)	$170.79
Unvested at July 3, 2026	273	$151.72
Expected to vest as of July 3, 2026	230

(1) The amount shown represents performance adjustments related to the performance-based awards vested during the six months ended July 3, 2026.

The unvested PSUs are shown at target payout levels in the table above. As of July 3, 2026, the maximum number of common shares that could be earned under these PSU grants was approximately 582 thousand shares.

The total fair value of PSUs that vested during the six months ended July 3, 2026 was $7.6 million based on the market price of the underlying common shares on the date of vesting.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

The grant-date fair value per unit of the hybrid PSUs granted during the six months ended July 3, 2026 was estimated using the Monte Carlo valuation method with the following assumptions:

Six Months Ended July 3, 2026
Grant-date stock price	$145.96
Expected volatility	40.80%
Risk-free interest rate	3.44%
Expected annual dividend yield	—
Fair value	$173.88

Stock Options

The table below summarizes the activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the six months ended July 3, 2026:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1) (In thousands)
Outstanding as of December 31, 2025	134	$137.77
Granted	—	$—
Exercised	(13)	$14.13
Forfeited or expired	—	$—
Outstanding as of July 3, 2026	121	$150.83	3.72 years	$1,320
Exercisable as of July 3, 2026	106	$149.88	3.59 years	$1,256
Expected to vest as of July 3, 2026	15	$157.48	4.64 years	$64

(1)The aggregate intrinsic value is calculated as the difference between the closing market price of $161.72 per common share as of July 2, 2026 and the exercise price of the stock options.

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

The Company’s effective tax rate of 21.1% for the three months ended July 3, 2026 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign-Derived Deduction Eligible Income (“FDDEI”) (formerly, Foreign Derived Intangible Income, “FDII”), windfall from vesting of restricted stock units, U.K. patent box deductions and R&D tax credits; partially offset by compensation expenses and non-deductible transaction-related expenses.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

The Company’s effective tax rate of 20.4% for the six months ended July 3, 2026 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign-Derived Deduction Eligible Income (“FDDEI”) (formerly, Foreign Derived Intangible Income, “FDII”), U.K. patent box deductions and R&D tax credits; partially offset by compensation expenses and non-deductible transaction-related expenses.

The Company’s effective tax rate of 22.3% for the three months ended June 27, 2025 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign Derived Intangible Income (“FDII”) and R&D tax credits, and U.K. patent box deductions; partially offset by various non-deductible transaction-related and compensation expenses and uncertain tax position accruals.

The Company’s effective tax rate of 20.2% for the six months ended June 27, 2025 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign Derived Intangible Income (“FDII”) and R&D tax credits, and U.K. patent box deductions; partially offset by various non-deductible transaction-related and compensation expenses and uncertain tax position accruals.

15. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2026	2025	2026	2025
2025 restructuring	$3,675	$6,836	$4,717	$6,836
2024 restructuring	997	3,385	1,480	3,975
2020 restructuring	—	—	—	(3,595)
Total restructuring charges	4,672	10,221	6,197	7,216
Acquisition and related charges	7,827	2,351	8,907	2,901
Total restructuring, acquisition, and related costs	$12,499	$12,572	$15,104	$10,117

2025 Restructuring

The Company initiated the 2025 restructuring program in the second quarter of 2025 in order to streamline operations and align with its long-term goals. The 2025 restructuring program includes measures to regionalize manufacturing operations to better serve its customers, expedite the closure of certain sites, streamline management structures, and implement cost-saving strategies in areas anticipated to have a minimal long-term impact on the Company's overall business performance. As part of the 2025 restructuring program, the Company announced the closure of five manufacturing sites. During the six months ended July 3, 2026, the Company recorded $4.7 million in severance, facility related and other charges in connection with the 2025 restructuring program. As of July 3, 2026, the Company had incurred cumulative costs of $18.7 million related to this restructuring program. The Company anticipates substantially completing the 2025 restructuring program by the first quarter of 2027. Total restructuring charges related to this program are expected to be approximately $30.0 million.

The following table summarizes restructuring costs associated with the 2025 restructuring program by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2026	2025	2026	2025
Automation Enabling Technologies	$1,984	$940	$2,570	$940
Medical Solutions	402	4,202	680	4,202
Unallocated	1,289	1,694	1,467	1,694
Total	$3,675	$6,836	$4,717	$6,836

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

2024 Restructuring

As a result of the Company’s acquisitions and ongoing integration activities, the Company initiated the 2024 restructuring program in the first quarter of 2024 in order to reduce operating complexity. During the six months ended July 3, 2026, the Company recorded $1.5 million in severance, facility related and other charges in connection with the 2024 restructuring program. As of July 3, 2026, the Company had incurred cumulative costs of $17.7 million related to this restructuring program. The Company anticipates substantially completing the 2024 restructuring program by the end of 2026 and expects to incur additional restructuring charges of $1.0 million to $2.0 million related to the 2024 restructuring program.

The following table summarizes restructuring costs associated with the 2024 restructuring program by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2026	2025	2026	2025
Automation Enabling Technologies	$36	$445	$13	$931
Medical Solutions	961	2,930	1,467	3,012
Unallocated	—	10	—	32
Total	$997	$3,385	$1,480	$3,975

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program was focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program was focused on cost reduction actions to improve gross margins for the overall company. As of July 3, 2026, the Company had incurred cumulative costs of $13.1 million related to the 2020 restructuring program. The 2020 restructuring program activities were completed in the fourth quarter of 2023. In January 2025, the Company sold a facility from the 2020 restructuring program and recorded a $3.6 million gain in the Company’s Automation Enabling Technologies segment.

Roll-forward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility Related	Other
Balance at December 31, 2025	$10,582	$9,889	$693	$—
Restructuring charges	6,197	4,002	1,299	896
Cash payments	(9,562)	(8,342)	(408)	(812)
Non-cash write-offs and other adjustments(1)	(1,742)	(652)	(1,070)	(20)
Balance at July 3, 2026	$5,475	$4,897	$514	$64

(1) Non-cash charges primarily related to accelerated depreciation on a facility.

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including advisor, legal, valuation, and other professional or consulting fees, totaled $7.8 million and $8.9 million for the three and six months ended July 3, 2026, and $2.4 million and $2.9 million for the three and six months ended June 27, 2025. The majority of acquisition and related costs for the three and six months ended July 3, 2026 and the three and six months ended June 27, 2025 were included in unallocated costs.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

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

17. Segment Information

Reportable Segments

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company. The CODM evaluates the performance of, and allocates resources to, its segments based on revenue, gross profit and operating income. The Company’s reportable segments have been identified based on commonality and adjacency of end markets and customers amongst the Company’s individual product lines. Based upon the information provided to the CODM, the Company has determined that there are two reportable segments.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

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

Reportable Segment Financial Information

Results of operations, depreciation and amortization expenses by reportable segments for the periods indicated were as follows (in thousands):

	Three Months Ended July 3, 2026			Six Months Ended July 3, 2026
	Automation Enabling Technologies	Medical Solutions	Total	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$136,215	$129,592	$265,807	$267,459	$256,055	$523,514
Cost of revenue	63,419	76,714		130,707	148,443
Amortization of purchased intangible assets	1,200	2,555		2,400	5,114
Segment gross profit	71,596	50,323	121,919	134,352	102,498	236,850
Research and development and engineering	9,496	14,667		18,528	28,915
Selling, general and administrative	20,784	16,585		40,673	32,891
Amortization of purchased intangible assets	2,704	3,711		4,823	7,366
Restructuring, acquisition, and related costs	2,020	1,753		2,583	2,993
Segment operating income	36,592	13,607	50,199	67,745	30,333	98,078
Unallocated costs	—	—	(32,138)	—	—	(52,478)
Interest income (expense), net	—	—	(1,106)	—	—	(2,949)
Other income (expense), net	—	—	(1,057)	—	—	(399)
Income before income taxes	$36,592	$13,607	$15,898	$67,745	$30,333	$42,252

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

	Three Months Ended June 27, 2025			Six Months Ended June 27, 2025
	Automation Enabling Technologies	Medical Solutions	Total	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$121,672	$119,377	$241,049	$244,839	$229,576	$474,415
Cost of revenue	62,136	66,973		124,559	129,009
Amortization of purchased intangible assets	1,330	2,890		2,689	5,092
Segment gross profit	58,206	49,514	107,720	117,591	95,475	213,066
Research and development and engineering	9,269	16,169		18,708	30,125
Selling, general and administrative	18,331	15,064		37,489	29,794
Amortization of purchased intangible assets	2,347	4,524		4,755	7,670
Restructuring, acquisition, and related costs	1,385	7,132		(1,724)	7,232
Segment operating income	26,874	6,625	33,499	58,363	20,654	79,017
Unallocated costs	—	—	(18,588)	—	—	(31,685)
Interest income (expense), net	—	—	(5,815)	—	—	(11,459)
Other income (expense), net	—	—	(3,307)	—	—	(3,666)
Income before income taxes	$26,874	$6,625	$5,789	$58,363	$20,654	$32,207

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
Depreciation and Amortization Expenses	2026	2025	2026	2025
Automation Enabling Technologies	$5,681	$5,445	$9,880	$10,921
Medical Solutions	8,608	9,745	18,185	17,424
Unallocated	359	391	743	799
Total	$14,648	$15,581	$28,808	$29,144

	July 3,	December 31,
	2026	2025
Accounts Receivable
Automation Enabling Technologies	$80,647	$76,685
Medical Solutions	98,101	108,195
Total accounts receivable	$178,748	$184,880
Inventories
Automation Enabling Technologies	$116,428	$110,205
Medical Solutions	76,281	78,079
Total inventories	$192,709	$188,284
Total segment assets	$371,457	$373,164

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2026

(Unaudited)

Revenue by Geography

The Company aggregates geographic revenue based on the customer locations where products are shipped to. Revenue by geography was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2026	2025	2026	2025
United States	$131,435	$128,118	$253,449	$251,764
Germany	33,310	27,258	69,604	55,735
Rest of Europe	38,078	34,847	80,318	66,628
China	25,456	21,777	49,005	43,211
Rest of Asia-Pacific	28,468	24,667	55,857	48,046
Other	9,060	4,382	15,281	9,031
Total	$265,807	$241,049	$523,514	$474,415

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

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2026	2025	2026	2025
Medical	51%	54%	52%	54%
Advanced Industrial	49%	46%	48%	46%
Total	100%	100%	100%	100%

The majority of the revenue from the Automation Enabling Technologies segment is generated from sales to customers in the advanced industrial market. The majority of the revenue from the Medical Solutions segment is generated from sales to customers in the medical market.

18. Subsequent Event

Acquisition of Riverpoint Medical

On June 8, 2026, the Company entered into a definitive agreement to acquire Riverpoint Medical, a category leader in high-growth minimally invasive surgical consumables. On July 23, 2026, the Company completed the acquisition of all of the issued and outstanding limited liability company interests of the parent entity of Riverpoint Medical for total upfront cash consideration of $1.2 billion, subject to customary closing and net working capital adjustments. In addition, the agreement provides for a milestone payment of $250.0 million payable on or before January 8, 2027.

The Company funded the purchase price through $616.0 million of borrowings under the revolving credit facility and delayed draw term loan facility of its Fourth Amended and Restated Credit Agreement, with the remainder funded from cash on hand.

The Riverpoint Medical acquisition will be included in the Medical Solutions reportable segment. Information required by ASC 805-10, “Business Combinations,” is not disclosed herein as the Company is in the process of completing its purchase accounting evaluation, including purchase price allocation and other related disclosures.

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

These forward-looking statements are neither promises nor guarantees. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our businesses and on our customers’ businesses, capital expenditures and level of business activities; our dependence upon our ability to respond to fluctuations in product demand; our ability to continuously innovate, to introduce new products in a timely manner, and to manage transitions to new product innovations effectively; customer order timing and other similar factors; disruptions or breaches in security of our or our third-party providers’ information technology systems; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; risks associated with increased outsourcing of components manufacturing; our exposure to increased tariffs, trade restrictions or taxes on our products; our ability to contain or reduce costs; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business or to realize the anticipated benefits or synergies from those acquisitions; the accuracy of financial and other information regarding Riverpoint Medical on which we relied in connection with the acquisition and our related financial projections, which was not subject to the same accounting oversight and controls as our own historical financial information; our ability to accurately forecast Riverpoint Medical's future financial performance and our ability to maintain compliance with financial covenants under our credit facility, including our leverage ratio, which depends in part on the future financial performance of the combined company; our ability to attract and retain key personnel; our restructuring and realignment activities; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers; our failure to accurately forecast component and raw material requirements leading to additional costs and significant delays in shipments; production difficulties and product delivery delays or disruptions; our exposure to extensive medical device regulations, which may impede or hinder the approval, certification or sale of our products and, in some cases, may ultimately result in an inability to obtain approval or certification of certain products or may result in the recall or seizure of previously approved or certified products; potential penalties for violating foreign and U.S. federal and state healthcare laws and regulations; impact of healthcare industry cost containment and healthcare reform measures; changes in governmental regulations related to our business or products; actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements; our failure to implement new information technology systems successfully; changes in foreign currency rates; our failure to realize the full value of our intangible assets; our reliance on original equipment manufacturer customers; the loss of sales, or significant reduction in orders from, any major customers; increasing scrutiny and changing expectations from investors, customers, governments and other stakeholders and third parties with respect to corporate sustainability policies and practices; the effects of climate change and related regulatory responses; our exposure to the credit risk of some of our customers and in weakened markets; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; changes in tax laws and fluctuations in our effective tax rates; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; our existing indebtedness limiting our ability to engage in certain activities; volatility in the market price for our common shares; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 under the heading “Risk Factors”, as updated in our other filings with the Securities and Exchange Commission.

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

Medical Market

For the six months ended July 3, 2026, the medical market accounted for approximately 52% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital, life science, and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, demand level for life science automation technology, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the six months ended July 3, 2026, the advanced industrial market accounted for approximately 48% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial conditions of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the PMI on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Second Amendment to the Fourth Amended and Restated Credit Agreement

On May 15, 2026 (the “Second Amendment Effective Date”), we entered into the Second Amendment to the Fourth Amended and Restated Credit Agreement (the “Second Amendment” as amended, the “Credit Agreement”). The Second Amendment, among other things, amends the Credit Agreement to establish $200.0 million of delayed draw term loan commitments (the “Delayed Draw Term Loans”), which will be available for borrowing at the Company’s option for up to six months after the Second Amendment Effective Date. The Delayed Draw Term Loans will mature on June 27, 2030. The Second Amendment also resets the term loan and revolving commitment incremental capacity under the Credit Agreement to be measured from and after the Second Amendment Effective Date.

Issuance of Common Shares in Private Placement

On June 8, 2026, we entered into a securities purchase agreement with institutional and other accredited investors for a private placement of our common shares, which resulted in gross proceeds of approximately $300 million, before placement agent fees and offering expenses of $12.4 million. Under the agreement, investors purchased an aggregate of 2,142,857 common shares at $140.00 per share, representing approximately 5.7% of our common shares outstanding immediately following the closing. The placement closed on June 11, 2026, and we recorded net proceeds of approximately $287.6 million as an increase to additional paid-in capital.

Acquisition of Riverpoint Medical

On June 8, 2026, we entered into a definitive agreement to acquire Riverpoint Medical, a category leader in high-growth minimally invasive surgical consumables. On July 23, 2026, we completed the acquisition of all outstanding equity interests of the parent company of Riverpoint Medical for total upfront cash consideration of $1.2 billion, subject to customary closing and net working capital adjustments. In addition, the agreement provides for a milestone payment of $250.0 million payable on or before January 8, 2027.

We funded the purchase price through $616.0 million of borrowings under the revolving credit facility and delayed draw term loan facility of the Fourth Amended and Restated Credit Agreement, with the remainder funded from cash on hand.

Business Environment

The global economy has continued to face significant challenges, including inflation, supply chain disruptions, business slowdowns, labor shortages, market volatility, and evolving U.S. trade policies such as tariffs and retaliatory measures. Tariffs imposed by the U.S. government on imports from certain countries, including China, continue to put pressure on our cost to serve customers. Retaliatory tariffs and trade restrictions imposed by other countries have further increased the cost of cross-border commerce. The scope, duration, and ultimate impact of current and potential future tariff actions remain uncertain and difficult to predict, and the Company may not be able to fully offset the effects through pricing, sourcing, or operational adjustments.

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

Results of Operations for the Three and Six Months Ended July 3, 2026 Compared with the Three and Six Months Ended June 27, 2025

Overview of Financial Results

Total revenue of $265.8 million for the three months ended July 3, 2026 increased $24.8 million, or 10.3%, from the prior year period primarily due to an increase in revenue in both the Automation Enabling Technologies and Medical Solutions segments. In addition, foreign currency exchange rates favorably impacted our revenue by $2.4 million, or 1.0%, for the three months ended July 3, 2026.

Total revenue of $523.5 million for the six months ended July 3, 2026 increased $49.1 million, or 10.3%, from the prior year period primarily due to revenue from the 2025 acquisition, an increase in revenue in the Medical Solutions segment excluding the impact of the 2025 acquisition and an increase in revenue in the Automation Enabling Technologies segment. The net effect of our acquisition resulted in an increase in revenue of $9.0 million, or 1.9%. In addition, foreign currency exchange rates favorably impacted our revenue by $10.6 million, or 2.2%, for the six months ended July 3, 2026.

Operating income of $18.1 million for the three months ended July 3, 2026 increased $3.2 million, or 21.1%, from the prior year period. This increase was attributable to an increase in gross profit of $14.2 million, a decrease in research and development, and engineering expenses of $1.3 million and a decrease in amortization expenses of $0.5 million, partially offset by an increase in selling, general, and administrative expenses of $12.9 million.

Operating income of $45.6 million for the six months ended July 3, 2026 decreased $1.7 million, or 3.7%, from the prior year period. This decrease was primarily attributable to an increase in selling, general and administrative expenses of $21.7 million, and an increase in restructuring, acquisition, and related costs of $5.0 million, partially offset by an increase in gross profit of $23.4 million and a decrease in research and development, and engineering expenses of $1.3 million.

Basic earnings per common share (“Basic EPS”) of $0.31 for the three months ended July 3, 2026 increased $0.19 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.30 for the three months ended July 3, 2026 increased $0.18 from the prior year period. The increases were primarily due to an increase in net income, partially offset by the increase in the weighted average common shares outstanding as a result of the private placement and the prior year tangible equity unit offering.

Basic earnings per common share (“Basic EPS”) of $0.83 for the six months ended July 3, 2026 increased $0.12 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.82 for the six months ended July 3, 2026 increased $0.11 from the prior year period. The increases were primarily due to an increase in net income, partially offset by the increase in the weighted average common shares outstanding as a result of the private placement and the prior year tangible equity unit offering.

The following tables set forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	July 3,	June 27,	Increase	Percentage
	2026	2025	(Decrease)	Change
Automation Enabling Technologies	$136,215	$121,672	$14,543	12.0%
Medical Solutions	129,592	119,377	10,215	8.6%
Total	$265,807	$241,049	$24,758	10.3%

	Six Months Ended
	July 3,	June 27,	Increase	Percentage
	2026	2025	(Decrease)	Change
Automation Enabling Technologies	$267,459	$244,839	$22,620	9.2%
Medical Solutions	256,055	229,576	26,479	11.5%
Total	$523,514	$474,415	$49,099	10.3%

Automation Enabling Technologies

Automation Enabling Technologies segment revenue for the three months ended July 3, 2026 increased $14.5 million, or 12.0%, versus the prior year period, due to an increase in sales of robotics and automation and precision manufacturing products.

Automation Enabling Technologies segment revenue for the six months ended July 3, 2026 increased $22.6 million, or 9.2%, versus the prior year period, due to an increase in sales of robotics and automation and precision manufacturing products.

Medical Solutions

Medical Solutions segment revenue for the three months ended July 3, 2026 increased $10.2 million, or 8.6%, versus the prior year period, due to an increase in sales of advanced surgery and precision medicine products.

Medical Solutions segment revenue for the six months ended July 3, 2026 increased $26.5 million, or 11.5%, versus the prior year period, primarily due to the net impact of $9.0 million revenue contributions from the 2025 acquisition, an increase in sales of advanced surgery products, and an increase in sales of precision medicine products excluding the 2025 acquisition impact.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2026	2025	2026	2025
Gross profit:
Automation Enabling Technologies	$71,596	$58,206	$134,352	$117,591
Medical Solutions	50,323	49,514	102,498	95,475
Unallocated	(1,004)	(974)	(2,357)	(1,966)
Total	$120,915	$106,746	$234,493	$211,100
Gross profit margin:
Automation Enabling Technologies	52.6%	47.8%	50.2%	48.0%
Medical Solutions	38.8%	41.5%	40.0%	41.6%
Total	45.5%	44.3%	44.8%	44.5%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence, fair value adjustments, warranty expenses, logistics and trade related costs, and intangible amortization.

Automation Enabling Technologies

Automation Enabling Technologies segment gross profit for the three months ended July 3, 2026 increased $13.4 million, or 23.0%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Automation Enabling Technologies segment gross profit margin was 52.6% for the three months ended July 3, 2026, versus a gross profit margin of 47.8% for the prior year period. The increase in gross profit margin was primarily due to higher volumes, pricing, duty drawback and tariff refunds, and cost reduction actions, partially offset by material inflationary costs, tariffs, and factory redundancy costs associated with our regional manufacturing initiative.

Automation Enabling Technologies segment gross profit for the six months ended July 3, 2026 increased $16.8 million, or 14.3%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Automation Enabling Technologies segment gross profit margin was 50.2% for the six months ended July 3, 2026, versus a gross profit margin of 48.0% for the prior year period. The increase in gross profit margin was primarily due to higher volumes, pricing, duty drawback and tariff refunds, and cost reduction actions, partially offset by material inflationary costs, tariffs, and factory redundancy costs associated with our regional manufacturing initiative.

Medical Solutions

Medical Solutions segment gross profit for the three months ended July 3, 2026 increased $0.8 million, or 1.6%, versus the prior year period, primarily due to an increase in revenue. Medical Solutions segment gross profit margin was 38.8% for the three months ended July 3, 2026, versus a gross profit margin of 41.5% for the prior year period. The decrease in gross profit margin was primarily due to changes in product mix and temporary cost increases incurred as part of our operational transformation.

Medical Solutions segment gross profit for the six months ended July 3, 2026 increased $7.0 million, or 7.4%, versus the prior year period, primarily due to an increase in revenue. Medical Solutions segment gross profit margin was 40.0% for the six months ended July 3, 2026, versus a gross profit margin of 41.6% for the prior year period. The decrease in gross profit margin was primarily due to changes in product mix and temporary cost increases incurred as part of our operational transformation.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2026	2025	2026	2025
Research and development and engineering	$23,968	$25,289	$47,219	$48,527
Selling, general and administrative	59,972	47,103	114,381	92,699
Amortization of purchased intangible assets	6,415	6,871	12,189	12,425
Restructuring, acquisition, and related costs	12,499	12,572	15,104	10,117
Total	$102,854	$91,835	$188,893	$163,768

Research and Development and Engineering Expenses

Research and Development and Engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $24.0 million, or 9.0% of revenue, during the three months ended July 3, 2026, versus $25.3 million, or 10.5% of revenue, during the prior year period. The decrease in R&D expenses, both in total dollars and as a percentage of revenue, was primarily driven by lower spending on R&D projects.

R&D expenses were $47.2 million, or 9.0% of revenue, during the six months ended July 3, 2026, versus $48.5 million, or 10.2% of revenue, during the prior year period. The decrease in R&D expenses, both in total dollars and as a percentage of revenue, was primarily driven by lower spending on R&D projects.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $60.0 million, or 22.6% of revenue, during the three months ended July 3, 2026, versus $47.1 million, or 19.5% of revenue, during the prior year period. The increase in SG&A expenses, both in total dollars and as a percentage of revenue, was primarily driven by higher variable employee compensation and costs associated with the planning and design phase of our financial and operation system implementation.

SG&A expenses were $114.4 million, or 21.8% of revenue, during the six months ended July 3, 2026, versus $92.7 million, or 19.5% of revenue, during the prior year period. The increase in SG&A expenses was primarily driven by higher variable employee compensation and costs associated with the planning and design phase of our financial and operation system implementation.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $6.4 million, or 2.4% of revenue, during the three months ended July 3, 2026, versus $6.9 million, or 2.9% of revenue, during the prior year period.

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $12.2 million, or 2.3% of revenue, during the six months ended July 3, 2026, versus $12.4 million, or 2.6% of revenue, during the prior year period.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $12.5 million during the three months ended July 3, 2026, versus $12.6 million during the prior year period. The decrease in restructuring, acquisition and related costs was primarily due to a decrease in restructuring costs of $5.5 million, offset by an increase in acquisition and related costs of $5.5 million.

We recorded restructuring, acquisition, and related costs of $15.1 million during the six months ended July 3, 2026, versus $10.1 million during the prior year period. The increase in restructuring, acquisition and related costs was primarily due to an increase in acquisition and related costs of $6.0 million.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2026	2025	2026	2025
Operating Income (Loss)
Automation Enabling Technologies	$36,592	$26,874	$67,745	$58,363
Medical Solutions	13,607	6,625	30,333	20,654
Unallocated	(32,138)	(18,588)	(52,478)	(31,685)
Total	$18,061	$14,911	$45,600	$47,332

Automation Enabling Technologies

Automation Enabling Technologies segment operating income was $36.6 million, or 26.9% of revenue, during the three months ended July 3, 2026, versus $26.9 million, or 22.1% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $13.4 million, partially offset by an increase in SG&A expenses of $2.5 million, and an increase in restructuring, acquisition and related costs of $0.6 million.

Automation Enabling Technologies segment operating income was $67.7 million, or 25.3% of revenue, during the six months ended July 3, 2026, versus $58.4 million, or 23.8% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $16.8 million, partially offset by an increase in restructuring, acquisition and related costs of $4.3 million, and an increase in SG&A expenses of $3.2 million.

Medical Solutions

Medical Solutions segment operating income was $13.6 million, or 10.5% of revenue, during the three months ended July 3, 2026, versus $6.6 million, or 5.5% of revenue, during the prior year period. The increase in operating income was primarily due to a decrease in restructuring, acquisition and related costs of $5.4 million, a decrease in R&D expenses of $1.5 million, an increase in gross profit of $0.8 million and a decrease in amortization expense of $0.8 million, partially offset by an increase in SG&A expenses of $1.5 million.

Medical Solutions segment operating income was $30.3 million, or 11.8% of revenue, during the six months ended July 3, 2026, versus $20.7 million, or 9.0% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $7.0 million, a decrease in restructuring, acquisition and related costs of $4.2 million, and a decrease in R&D expenses of $1.2 million, partially offset by an increase in SG&A expenses of $3.1 million.

Unallocated

Unallocated costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended July 3, 2026 increased $13.6 million versus the prior year period. The increase in operating loss was primarily driven by higher compensation costs, higher acquisition and related costs, and costs associated with the planning and design phase of our financial and operation system implementation.

Unallocated costs for the six months ended July 3, 2026 increased $20.8 million versus the prior year period. The increase in operating loss was primarily driven by higher compensation costs, higher acquisition and related costs, and costs associated with the planning and design phase of our financial and operation system.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2026	2025	2026	2025
Interest income (expense), net	$(1,106)	$(5,815)	$(2,949)	$(11,459)
Foreign exchange transaction gains (losses), net	$(801)	$(2,744)	$(70)	$(3,112)
Other income (expense), net	$(256)	$(563)	$(329)	$(554)

Interest Income (Expense), Net

Net interest expense was $1.1 million for the three months ended July 3, 2026, versus $5.8 million for the prior year period. The decrease in net interest expense was primarily due to lower interest expense as a result of reduced average debt levels and higher interest income. For the three months ended July 3, 2026, the weighted average interest rate on our senior credit facilities was 5.86%, versus 5.35% in the prior year period.

Net interest expense was $2.9 million for the six months ended July 3, 2026, versus $11.5 million for the prior year period. The decrease in net interest expense was primarily due to higher interest income and lower interest expense as a result of reduced average debt levels. For the six months ended July 3, 2026, the weighted average interest rate on our senior credit facilities was 5.83%, versus 5.50% in the prior year period.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were $(0.8) million for the three months ended July 3, 2026 versus $(2.7) million for the prior year period. The decrease in net foreign exchange transaction losses was primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro, and realized gains on foreign currency contracts.

Foreign exchange transaction gains (losses) were $(0.1) million for the six months ended July 3, 2026 versus $(3.1) million for the prior year period. The decrease in net foreign exchange transaction losses was primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro, and realized gains on foreign currency contracts.

Other Income (Expense), Net

Net other expense was nominal for the three and six months ended July 3, 2026 and the three and six months ended June 27, 2025.

Income Tax Provision (Benefit)

Our effective tax rate for the three months ended July 3, 2026 was 21.1%, versus 22.3% for the same period in the prior year. Our effective tax rate of 21.1% for the three months ended July 3, 2026 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign-Derived Deduction Eligible Income (“FDDEI”), windfall from vesting of restricted stock units, U.K. patent box deductions and R&D tax credits; partially offset by non-deductible transaction-related and compensation expenses.

Our effective tax rate for the three months ended June 27, 2025 of 22.3% differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign Derived Intangible Income (“FDII”) and R&D tax credits, and U.K. patent box deductions; partially offset by various non-deductible transaction-related, compensation expenses and uncertain tax position accruals.

Our effective tax rate for the six months ended July 3, 2026 was 20.4%, versus 20.2% for the same period in the prior year. Our effective tax rate of 20.4% for the six months ended July 3, 2026 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign-Derived Deduction Eligible Income (“FDDEI”), U.K. patent box deductions and R&D tax credits; partially offset by non-deductible transaction-related and compensation expenses.

Our effective tax rate for the six months ended June 27, 2025 of 20.2% differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign Derived Intangible Income (“FDII”) and R&D tax credits, and U.K. patent box deductions; partially offset by various non-deductible transaction-related and compensation expenses and uncertain tax position accruals.

On December 12, 2022, the EU member states agreed to implement the Organisation for Economic Co-operation and Development’s (“OECD”) Pillar Two Model Rules. These rules, which establish a global minimum corporate income tax rate of 15%, have been enacted in most of the jurisdictions in which we operate. We qualify for the transitional safe harbor rules in a majority of jurisdictions in which we operate and are therefore not subject to Pillar Two global minimum tax in those jurisdictions. Where we cannot apply the safe harbor rules, we have estimated the impact of this minimum tax in our effective tax rate analysis. We continue to monitor any legislative developments closely.

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

As of July 3, 2026, $94.8 million of our $718.7 million cash and cash equivalents was held by subsidiaries outside of Canada and the U.S. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities. Approximately $69.4 million of our outstanding borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the U.S. as of July 3, 2026. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

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

On November 5, 2025, we entered into an amendment (the “First Amendment”) to the Fourth Amended and Restated Credit Agreement. The First Amendment increases the maximum consolidated leverage ratio permitted thereunder to 3.75:1.00, with a step-up to 4.25:1.00 following a designated acquisition and revised our consolidated leverage ratio definition (as defined in the Fourth Amended and Restated Credit Agreement) allowing for the use of up to $100 million unrestricted cash and cash equivalents as a reduction to consolidated funded indebtedness (as defined in the Fourth Amended and Restated Credit Agreement).

On May 15, 2026 (the “Second Amendment Effective Date”), we entered into an amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit Agreement with existing lenders. The amendment establishes $200.0 million of secured delayed draw term loan commitments (“2026 Delayed Draw Term Loan Commitments”), which will be available for borrowing at our option for up to six months after the Second Amendment Effective Date. The delayed draw term loan commitments will mature on June 27, 2030 and shall bear interest at (i) the Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.75% per annum or (ii) SOFR, SONIA or EURIBOR, as applicable, plus a margin ranging between 1.00% and 1.75% per annum, in each case as determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the undrawn 2026 Delayed Draw Term Loan Commitments. The delayed draw term loan commitments will amortize in equal quarterly installments commencing on or around the last business day of the fiscal quarter ending September 25, 2026 at a rate (i) in the case of such amortization payments made on or prior to June 25, 2027, an amount not less than 0.625% of the principal amount of all U.S. dollar term loans outstanding and (ii) in the case of such amortization payments made thereafter, at a rate not less than 1.25% of the principal amount of all U.S. dollar term loans outstanding. We incurred approximately $0.4 million of deferred financing costs in connection with the Second Amendment, which are recorded as a prepaid asset while the facility remains undrawn. Upon drawdown of the delayed draw term loan commitments, the deferred financing costs will be reclassified as a deferred financing asset on the consolidated balance sheet in accordance with ASC 470 and amortized over the remaining term of the Credit Agreement. As of July 3, 2026, we had not exercised any amounts under the delayed draw commitments.

On June 8, 2026, we entered into an amendment (the “Third Amendment”) to the Fourth Amended and Restated Credit Agreement. The Third Amendment, among other things, (i) introduced a defined term for a specified acquisition, (ii) amends the interest rate applicable to loans under the Credit Agreement by widening the pricing margin by 0.25% if our consolidated leverage ratio exceeds 3.75 to 1.00 and (iii) amends the financial covenants under the Credit Agreement by (x) increasing the permitted consolidated leverage ratio to 4.00 to 1.00 or 4.50 to 1.00 for four consecutive quarters following a Designated Acquisition (as defined in the Credit Agreement) and (y) decreasing the permitted consolidated fixed charge coverage ratio to 1.00 to 1.00 for the four consecutive fiscal quarters following consummation of the specified acquisition. We incurred approximately $1.9 million of deferred financing costs in connection with the Third Amendment. These costs will be amortized over the remaining term of the Fourth Amended and Restated Credit Agreement.

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

As of July 3, 2026, we had $69.4 (€60.8) million outstanding under the Euro Term Loans and $75.0 million outstanding under the U.S. Term Loans. As of July 3, 2026, we had no outstanding revolver borrowings under our Senior Credit Facilities. Borrowings under the Credit Agreement bear interest at the Base Rate (as defined in the Credit Agreement) plus a margin ranging between zero and 0.75% per annum, determined by reference to the consolidated leverage ratio, or SOFR, SONIA or EURIBOR, as applicable, plus a margin ranging between 1.00% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the Revolving Facility. As of July 3, 2026, we had outstanding borrowings under the Credit Agreement denominated in Euro and U.S. dollars of $69.4 million and $75.0 million, respectively.

Following the completion of the Riverpoint Medical acquisition on July 23, 2026, our total consolidated gross debt increased from $238.8 million as of July 3, 2026 to $854.8 million. As of July 23, 2026, we had approximately $434.0 million of remaining availability under our revolving credit facility.

The Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of July 3, 2026:

	Requirement	Actual
Maximum consolidated leverage ratio (1)	4.00	0.57
Minimum consolidated fixed charge coverage ratio (2)	1.25	4.93

(1) Maximum consolidated leverage ratio shall be increased to 4.50 for four consecutive quarters following a designated acquisition, as defined in the Fourth Amended and Restated Credit Agreement.

(2) The minimum consolidated fixed charge coverage ratio shall be decreased to 1.00 for four consecutive quarters following a designated acquisition as defined in the Fourth Amended and Restated Credit Agreement.

Tangible Equity Units - Amortizing Notes

On November 12, 2025, we issued 12,650,000 of our 6.50% tangible equity units (“Units”) at a public offering price of $50.00 per Unit for an aggregate offering of $632.5 million (the “Units Offering”). We received proceeds of $613.0 million after the deduction of the underwriters’ fees and other issuance costs. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note. Each purchase contract will automatically settle on November 1, 2028, and we will deliver at least 0.3729, but no more than 0.4662 of our common shares per purchase contract, subject to adjustment based upon the applicable market value of our common shares. Each amortizing note has a principal amount of $8.74 and bears interest at a rate of 6.30% per annum, with a final installment date of November 1, 2028 (“Amortizing Note”). As of July 3, 2026, we had $94.4 million outstanding under the Amortizing Notes.

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

In February 2020, our Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of $50.0 million worth of common shares. Share repurchases have been made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. We repurchased 88 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $10.2 million and an average price of $116.13 per share during the six months ended July 3, 2026. We completed the 2020 Repurchase Plan in the first quarter of 2026.

In September 2025, our Board of Directors approved a new share repurchase plan (the “2025 Repurchase Plan”) authorizing the repurchase of an additional $200.0 million worth of common shares. The 2025 Repurchase Plan does not obligate us to acquire any particular amount of common shares. No time limit was set for the completion of the 2025 Repurchase Plan, and the plan may be suspended or discontinued at any time. We repurchased 71 thousand shares under the 2025 Repurchase Plan for an aggregate purchase price of $8.4 million and an average price of $118.08 per share during the six months ended July 3, 2026. As of July 3, 2026, we had $191.6 million available for future share repurchases under the 2025 Repurchase Plan.

Cash Flows for the Six Months Ended July 3, 2026 and June 27, 2025

The following tables summarize our cash flows, cash and cash equivalents, and unused and available funds under our revolving credit facility for the periods indicated (in thousands):

	Six Months Ended
	July 3,	June 27,
	2026	2025
Net cash provided by operating activities	$116,540	$46,756
Net cash used in investing activities	$(11,260)	$(65,308)
Net cash provided by financing activities	$230,476	$12,101

	July 3,	December 31,
	2026	2025
Cash and cash equivalents	$718,650	$380,871
Unused and available funds under the Senior Credit Facility	$1,050,000	$850,000

Operating Cash Flows

Cash provided by operating activities was $116.5 million for the six months ended July 3, 2026, versus $46.8 million for the prior year period. Cash provided by operating activities for the six months ended July 3, 2026 increased from the prior year period primarily as a result of improved net working capital, advanced payments received from a customer related to a supply agreement, and the reduction of bonus payouts in 2026 following the conversion of 2025 annual bonuses to equity.

Investing Cash Flows

Cash used in investing activities was $11.3 million for the six months ended July 3, 2026, primarily driven by $11.6 million paid for capital expenditures.

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

Financing Cash Flows

Cash provided by financing activities was $230.5 million for the six months ended July 3, 2026, primarily driven by $288.5 million of proceeds from the issuance of common shares in a private placement, net of issuance costs, partially offset by $18.8 million of debt repayments, $18.6 million related to the repurchase of common shares, $12.4 million of payroll tax payments upon vesting of share-based compensation awards, and $4.4 million of contingent consideration payments related to the 2025 acquisition.

Cash provided by financing activities was $12.1 million for the six months ended June 27, 2025, primarily driven by $72.8 million of borrowings under our revolving credit facility to fund our 2025 acquisition, partially offset by $41.0 million of term loan and revolving credit facility repayments, $7.2 million of payroll tax payments upon vesting of share-based compensation awards and $6.2 million related to the repurchase of common shares.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates through July 3, 2026 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recent Accounting Pronouncements

See Note 1 to Unaudited Interim Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the six months ended July 3, 2026, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of July 3, 2026, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 3, 2026.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fiscal quarter ended July 3, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our risk factors are described in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Other than the risk factors set forth below, there have been no material changes in our risk factors as included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

As part of our business strategy, we expect to broaden our product and service offerings by acquiring businesses, technologies, assets and product lines that, we believe, complement or expand our existing businesses. We may have difficulty finding acquisition opportunities, or if we do identify these opportunities, we may not be able to complete the transactions for various reasons, including a failure to secure financing on acceptable terms. In recent years, we have made a number of acquisitions, including the acquisitions of Keonn Technologies, S.L., Motion Solutions Parent Corp., MPH Medical Devices S.R.O., ATI Industrial Automation, Inc., Schneider Electric Motion USA, Inc., and, in July 2026, Riverpoint Medical, and we expect to continue to make acquisitions in the future. Our acquisition of Riverpoint Medical, for upfront cash consideration of $1.2 billion and a milestone payment of $250 million payable on or before January 8, 2027, is substantially larger than our other recent acquisitions, and the risks described in this risk factor are heightened with respect to this acquisition given its size and the resources required to integrate it successfully. We may fail to successfully integrate acquired businesses, products, technologies or personnel into our businesses and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisitions. If we are not able to successfully achieve these objectives, the anticipated benefits of such acquisitions may not be realized fully or at all, and our results of operations could be adversely affected. If we consummate multiple acquisitions in a relatively short amount of time, these risks will be heightened due to limited resources available to integrate these new businesses. Our acquisition activities may divert management’s attention from our regular operations. Managing a larger and more geographically dispersed operation and product portfolio could also pose challenges for our management team.

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

For example, certain products within our Precision Manufacturing and Robotics and Automation businesses use rare-earth materials sourced from suppliers in China, the export of which requires a license from the Chinese government. For several months, we have sought but have been unable to obtain the licenses necessary to receive certain shipments of these materials, which has caused delays in fulfilling customer orders and increases in certain manufacturing costs. If we are unable to obtain the necessary export licenses on a timely basis or at all, or if similar restrictions are imposed on other raw materials or components, our ability to fulfill customer orders and our manufacturing costs could be further adversely affected.

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

In July 2026, we completed our acquisition of Riverpoint Medical for upfront cash consideration of $1.2 billion, which we expect will result in a substantial increase in our goodwill and other intangible assets. As a result, our exposure to potential future impairment charges has increased, and any failure to achieve the anticipated growth or synergies from this acquisition could result in an impairment of the associated goodwill or other intangible assets, which could adversely affect our results of operations.

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

As of December 31, 2025, we had outstanding debt of $149.0 million under our fourth amended and restated senior secured credit agreement (as amended, the “Fourth Amended and Restated Credit Agreement”), $850.0 million of additional borrowing capacity available under the revolving credit facility, and $110.6 million outstanding under the senior amortizing notes (the “Amortizing Notes”) component of our 6.50% tangible equity units (“Units”). In connection with our acquisition of Riverpoint Medical in July 2026, we amended our Fourth Amended and Restated Credit Agreement to permit additional borrowings and borrowed approximately $616.0 million to fund a portion of the purchase price, resulting in additional borrowing capacity under our revolving credit facility of approximately $434.0 million as of July 23, 2026. If we are unable to satisfy the conditions in the Fourth Amended and Restated Credit Agreement or our needs exceed the amounts available under the revolving credit facility, we may need to obtain equity or debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution. Any new equity securities we issue could have rights, preferences and privileges superior to those of the holders of our common shares. Further, our Fourth Amended and Restated Credit Agreement restricts our ability to obtain additional debt financing from other sources. If we are unable to obtain adequate financing or obtain financing on terms satisfactory to us when we need it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common shares.

In June 2026, we entered into a securities purchase agreement for a private placement of approximately 2,142,857 of our common shares at a purchase price of $140.00 per share, resulting in gross proceeds of approximately $300 million, a portion of which we used to fund our acquisition of Riverpoint Medical. Because these shares were sold in an unregistered transaction under Section 4(a)(2) of the Securities Act, we agreed under a registration rights agreement to register their resale. Sales of these shares in the public market following such registration, or the perception that such sales could occur, could depress the market price of our common shares.

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

In connection with our acquisition of Riverpoint Medical in July 2026, we amended our Fourth Amended and Restated Credit Agreement to permit additional borrowings and borrowed approximately $616.0 million to fund a portion of the purchase price, increasing our total consolidated debt to approximately $854.8 million. This increased level of indebtedness heightens the risks described above, including our vulnerability to adverse changes in our business and the general economic environment and our exposure to increases in interest rates on our variable rate indebtedness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2026, on June 11, 2026, the Company sold an aggregate of 2,142,857 common shares to institutional and other accredited investors pursuant to a securities purchase agreement dated June 8, 2026, for aggregate gross proceeds of approximately $300 million, before placement agent fees and offering expenses of approximately $12.4 million.

The shares were sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, based on representations that the purchasers were institutional or accredited investors and that the offering did not involve a general solicitation or general advertising.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K

None.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors during the three months ended July 3, 2026 each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), are summarized below.

Name	Title	Action	Date	Total Shares to Be Sold	Expiration Date
Thomas N. Secor	Director	Adoption	June 12, 2026	1,325	March 31, 2027
Matthijs Glastra(1)	Chair of the Board of Directors and Chief Executive Officer	Adoption	June 12, 2026	39,000	May 11, 2027

(1)This written plan was adopted through a trust for which Mr. Glastra’s spouse is a trustee.

None of our officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, during the three months ended July 3, 2026.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/2015

3.2	By-Laws of the Registrant, as amended	10-K	001-35083	3.2	03/01/2021

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/2010

3.4	Articles of Amendment of the Registrant, dated May 26, 2005	10-K	001-35083	3.4	3/1/2023

3.5	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/2010

3.6	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/2016

3.7	Articles of Amendment of the Registrant, dated April 29, 2022	10-Q	001-35083	3.6	05/10/2022

10.1†	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of May 15, 2026, by and among the Company, Novanta Corporation, Novanta UK Investments Holding Limited, Novanta Europe GmbH, the Guarantors, Bank of America, N.A., as Administrative Agent, and the other parties thereto.	8-K	001-35083	10.1	05/15/2026

10.2	Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 8, 2026	8-K	001-35083	10.1	06/09/2026

10.3†	Form of Securities Purchase Agreement, dated June 8, 2026, by and between Novanta Inc. and each purchaser thereto.	8-K	001-35083	10.1	06/09/2026

10.4†	Form of Registration Rights Agreement, dated June 8, 2026, by and between Novanta Inc. and the other parties thereto.	8-K	001-35083	10.2	06/09/2026

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board of Directors and Chief Executive Officer	August 05, 2026
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	August 05, 2026
Robert J. Buckley