Form 10-Q
period 2026-10-02
NOVANTA INC
filed 2026-11-09
CIK 1076930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2026

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

As of November 2, 2026, there were 37,821,859 of the Registrant’s common shares, no par value, issued and outstanding.

NOVANTA INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVANTA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

(Unaudited)

	October 2,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$149,218	$380,871
Accounts receivable, net of allowance of $2,323 and $1,341, respectively	217,894	184,880
Inventories	220,368	188,284
Prepaid income taxes and income taxes receivable	9,109	9,382
Prepaid expenses and other current assets	25,675	19,184
Total current assets	622,264	782,601
Property, plant and equipment, net	150,041	118,491
Operating lease assets	55,140	41,697
Deferred tax assets	1,976	27,381
Other assets	17,774	8,812
Intangible assets, net	893,910	180,776
Goodwill	1,431,941	647,348
Total assets	$3,173,046	$1,807,106
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$48,877	$38,291
Accounts payable	99,304	94,865
Income taxes payable	13,660	5,856
Current portion of operating lease liabilities	11,783	9,857
Accrued expenses and other current liabilities	354,543	63,498
Total current liabilities	528,167	212,367
Long-term debt	780,949	212,538
Operating lease liabilities	49,960	38,873
Deferred tax liabilities	156,600	18,092
Income taxes payable	5,530	3,963
Other liabilities	27,331	6,986
Total liabilities	1,548,537	492,819
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred shares, no par value; Authorized shares: 7,000; No shares issued and outstanding	—	—
Common shares, no par value; Authorized shares: unlimited; Issued and outstanding: 37,820 and 35,671, respectively	423,856	423,856
Additional paid-in capital	858,665	572,057
Retained earnings	357,035	321,378
Accumulated other comprehensive loss	(15,047)	(3,004)
Total stockholders' equity	1,624,509	1,314,287
Total liabilities and stockholders’ equity	$3,173,046	$1,807,106

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars or shares, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
Revenue	$305,008	$247,836	$828,522	$722,251
Cost of revenue	169,370	136,915	458,391	400,230
Gross profit	135,638	110,921	370,131	322,021
Operating expenses:
Research and development and engineering	26,347	24,090	73,566	72,617
Selling, general and administrative	57,615	51,378	171,996	144,077
Amortization of purchased intangible assets	14,679	6,928	26,868	19,353
Restructuring, acquisition, and related costs	23,086	6,677	38,190	16,794
Total operating expenses	121,727	89,073	310,620	252,841
Operating income	13,911	21,848	59,511	69,180
Interest income (expense), net	(8,284)	(6,014)	(11,233)	(17,473)
Foreign exchange transaction gains (losses), net	659	14	589	(3,098)
Other income (expense), net	60	(90)	(269)	(644)
Income before income taxes	6,346	15,758	48,598	47,965
Income tax provision	4,329	5,105	12,941	11,607
Net income	$2,017	$10,653	$35,657	$36,358

Earnings per common share (Note 5):
Basic	$0.05	$0.30	$0.86	$1.01
Diluted	$0.05	$0.30	$0.86	$1.01

Weighted average common shares outstanding—basic	42,590	35,967	41,334	36,004
Weighted average common shares outstanding—diluted	42,709	36,040	41,486	36,082

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
Net income	$2,017	$10,653	$35,657	$36,358
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(4,197)	(1,997)	(9,401)	26,960
Pension liability adjustments, net of tax (2)	—	343	(2,642)	175
Total other comprehensive income (loss)	(4,197)	(1,654)	(12,043)	27,135
Total consolidated comprehensive income (loss)	$(2,180)	$8,999	$23,614	$63,493

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

NOVANTA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars or shares)

(Unaudited)

	Common Shares		Additional Paid-In	Retained	Accumulated Other
	# of Shares	Amount	Capital	Earnings	Comprehensive Loss	Total

	Three Months Ended October 2, 2026
Balance at July 3, 2026	37,816	$423,856	$848,434	$355,018	$(10,850)	$1,616,458
Net income	—	—	—	2,017	—	2,017
Common shares issued under stock plans	7	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(3)	—	(395)	—	—	(395)
Repurchases of common shares	—	—	140	—	—	140
Share-based compensation	—	—	10,065	—	—	10,065
Common shares issued in a private placement, net of issuance costs	—	—	421	—	—	421
Other comprehensive income (loss), net of tax	—	—	—	—	(4,197)	(4,197)
Balance at October 2, 2026	37,820	$423,856	$858,665	$357,035	$(15,047)	$1,624,509

	Nine Months Ended October 2, 2026
Balance at December 31, 2025	35,671	$423,856	$572,057	$321,378	$(3,004)	$1,314,287
Net income	—	—	—	35,657	—	35,657
Common shares issued under stock plans	252	—	180	—	—	180
Common shares withheld for taxes on vested stock awards	(87)	—	(12,797)	—	—	(12,797)
Repurchases of common shares	(159)	—	(18,498)	—	—	(18,498)
Share-based compensation	—	—	29,697	—	—	29,697
Common shares issued in a private placement, net of issuance costs	2,143	—	288,026	—	—	288,026
Other comprehensive income (loss), net of tax	—	—	—	—	(12,043)	(12,043)
Balance at October 2, 2026	37,820	$423,856	$858,665	$357,035	$(15,047)	$1,624,509

	Three Months Ended September 26, 2025
Balance at June 27, 2025	35,973	$423,856	$85,468	$293,254	$(1,132)	$801,446
Net income	—	—	—	10,653	—	10,653
Common shares issued under stock plans	11	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(5)	—	(533)	—	—	(533)
Repurchases of common shares	(133)	—	(15,134)	—	—	(15,134)
Share-based compensation	—	—	6,698	—	—	6,698
Other comprehensive income (loss), net of tax	—	—	—	—	(1,654)	(1,654)
Balance at September 26, 2025	35,846	$423,856	$76,499	$303,907	$(2,786)	$801,476

	Nine Months Ended September 26, 2025
Balance at December 31, 2024	35,938	$423,856	$84,214	$267,549	$(29,921)	$745,698
Net income	—	—	—	36,358	—	36,358
Common shares issued under stock plans	143	—	—	—	—	—
Common shares withheld for taxes on vested stock awards	(56)	—	(7,720)	—	—	(7,720)
Repurchases of common shares	(179)	—	(21,291)	—	—	(21,291)
Share-based compensation	—	—	21,296	—	—	21,296
Other comprehensive income (loss), net of tax	—	—	—	—	27,135	27,135
Balance at September 26, 2025	35,846	$423,856	$76,499	$303,907	$(2,786)	$801,476

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	October 2,	September 26,
	2026	2025
Cash flows from operating activities:
Net income	$35,657	$36,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,257	44,855
Provision for inventory excess and obsolescence	2,610	2,677
Share-based compensation	29,697	21,296
Deferred income taxes	(11,044)	(6,444)
Write-off of unamortized deferred financing costs	—	426
Inventory acquisition fair value adjustments	800	—
Loss (gain) on disposal of fixed assets	(511)	(4,087)
Other	3,418	1,368
Changes in assets and liabilities which (used)/provided cash, excluding effects from business acquisitions:
Accounts receivable	(10,289)	(12,426)
Inventories	(9,466)	(27,312)
Prepaid income taxes, income taxes receivable, prepaid expenses and other current assets	(2,881)	(2,568)
Accounts payable, income taxes payable, accrued expenses and other current liabilities	52,782	(3)
Other non-current assets and liabilities	8,851	1,111
Net cash provided by operating activities	155,881	55,251
Cash flows from investing activities:
Cash paid for business acquisitions, net of working capital adjustments	(1,200,600)	(64,291)
Purchases of property, plant and equipment	(20,571)	(11,955)
Proceeds from sale of property, plant and equipment	1,480	5,537
Net cash used in investing activities	(1,219,691)	(70,709)
Cash flows from financing activities:
Borrowings under senior credit facilities	626,000	72,805
Repayments of debt	(44,068)	(49,205)
Proceeds from issuance of shares in private placement, net of issuance costs	288,026	—
Payments of debt issuance costs	(2,480)	(3,843)
Payments of issuance costs related to tangible equity units	(1,293)	—
Payments of withholding taxes from share-based awards	(12,797)	(7,720)
Repurchases of common shares	(18,638)	(20,213)
Payments of contingent consideration related to acquisitions	(4,393)	—
Other financing activities	(429)	(3,143)
Net cash provided by (used in) financing activities	829,928	(11,319)
Effect of exchange rates on cash and cash equivalents	2,229	2,009
Decrease in cash and cash equivalents	(231,653)	(24,768)
Cash and cash equivalents, beginning of the period	380,871	113,989
Cash and cash equivalents, end of the period	$149,218	$89,221
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,929	$17,879
Cash paid for income taxes	$16,977	$31,306
Income tax refunds received	$1,211	$540

The accompanying notes are an integral part of these consolidated financial statements.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

1. Basis of Presentation

Novanta Inc. (collectively with its subsidiaries, referred to as “Novanta”, the “Company”, “we”, “us”, “our”) is a leading global supplier of core technology solutions that give medical and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. The Company combines deep proprietary technology expertise and competencies in precision manufacturing, robotics and automation, precision medicine and advanced surgical technologies with a proven ability to solve complex technical challenges. This enables Novanta to engineer core components and sub-systems that deliver extreme precision and performance, tailored to the customers' demanding applications.

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

AS OF OCTOBER 2, 2026

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

The amendments in ASU 2025-09 are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2026, with early adoption permitted.

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

AS OF OCTOBER 2, 2026

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

Contract Liabilities

Contract liabilities consist of deferred revenue and advance payments from customers, including amounts that are refundable. These contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. As of October 2, 2026 and December 31, 2025, contract liabilities were $63.2 million and $11.1 million, respectively, and are included in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets. The increase in the contract liability balance during the nine months ended October 2, 2026 is primarily due to cash payments received in advance of satisfying performance obligations, including an advance payment received from a customer related to a supply agreement, partially offset by $9.7 million of revenue recognized during the period that was included in the contract liability balance as of December 31, 2025.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

Disaggregated Revenue

See Note 17 for the Company’s disaggregation of revenue by segment, geography and end market. The following table presents revenues disaggregated by the capabilities of the underlying products and technologies during the three and nine months ended October 2, 2026 and September 26, 2025, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
Precision Manufacturing	$51,377	$45,180	$146,297	$133,596
Robotics and Automation	93,978	80,136	266,518	236,558
Automation Enabling Technologies	145,355	125,316	412,815	370,154

Precision Medicine	57,549	60,848	183,558	174,021
Advanced Surgical Technologies	102,104	61,672	232,149	178,076
Medical Solutions	159,653	122,520	415,707	352,097
Total Revenue	$305,008	$247,836	$828,522	$722,251

3. Business Combinations

2026 Acquisition

On July 23, 2026, the Company completed the acquisition of all of the issued and outstanding limited liability company interests of the parent entity of Riverpoint Medical for total upfront cash consideration of $1,200.6 million, net of cash acquired, subject to customary closing and net working capital adjustments. In addition, the agreement provides for a milestone payment of $250.0 million payable on or before January 8, 2027. Riverpoint Medical is a category leader in high-growth minimally invasive surgical consumables, including advanced surgical fibers and related technologies for sports medicine, trauma and cardiovascular surgical applications and is included in the Company’s Medical Solutions Segment.

The acquisition of Riverpoint Medical has been accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”). Under ASC 805, assets acquired and liabilities assumed in a business combination are recorded at their fair value as of the acquisition date. The Company’s consolidated financial statements include results of operations for Riverpoint Medical from the July 23, 2026 acquisition date.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

Based upon the Company’s preliminary valuation, the purchase price for Riverpoint Medical was allocated as follows (in thousands):

Purchase Price
Allocation
Cash	$5,902
Accounts receivable	25,879
Inventory	27,992
Property, plant and equipment	27,981
Operating lease assets	6,824
Intangible assets	756,000
Goodwill	792,165
Other assets	1,859
Total assets acquired	1,644,602
Accounts payable	3,493
Operating lease liabilities	6,824
Deferred tax liabilities	175,512
Other liabilities	9,571
Total liabilities assumed	195,400
Total assets acquired, net of liabilities assumed	1,449,202
Less: cash acquired	5,902
Total purchase price, net of cash acquired	1,443,300
Less: milestone payment	244,100
Plus: net working capital receivable	1,400
Net cash used for acquisition of business	$1,200,600

The purchase price allocation is preliminary as the Company is in the process of collecting additional information.

The fair value of intangible assets for Riverpoint Medical is comprised of the following:

	Estimated Fair	Amortization
	Value (In thousands)	Period
Customer relationships	$570,000	16 years
Developed technologies	170,000	10 years
Trade name	16,000	10 years
Total	$756,000

The preliminary purchase price allocation resulted in $756.0 million of identifiable intangible assets and $792.2 million of goodwill. As the Riverpoint Medical acquisition was structured as a stock acquisition for income tax purposes, the goodwill is not deductible. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) Riverpoint Medical’s ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) Riverpoint Medical’s ability to grow the business through new product introductions; and (iii) cost improvements due to the integration of Riverpoint Medical’s operations into the Company’s existing infrastructure.

The operating results of Riverpoint Medical were included in the Company’s results of operations beginning on July 23, 2026. Riverpoint Medical contributed revenues of $32.9 million and a loss before income taxes of $2.3 million to the Company’s operating results for the three and nine months ended October 2, 2026. The loss before income taxes included $10.5 million of amortization of purchased intangible assets and $2.4 million of accretion expense related to the $250.0 million milestone payment due on January 8, 2027. The milestone liability was recorded at its present value of $244.1 million as of the acquisition date, and the $5.9 million discount is being accreted to acquisition and related costs through the payment date.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

Unaudited Pro Forma Information

The pro forma information for all periods presented below includes the effect of business combination accounting resulting from the acquisition of Riverpoint Medical, including amortization of inventory fair value adjustments, amortization of intangible assets, interest expense on borrowings in connection with the acquisition, transaction costs, accretion of the milestone payment, and the related tax effects, assuming that the acquisition had been consummated as of January 1, 2025. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place on January 1, 2025.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
Revenue	$311,965	$285,656	$906,937	$821,412
Net income (loss)	$13,669	$4,380	$33,464	$(16,760)

2025 Acquisition

On April 8, 2025, the Company acquired 100% of the outstanding stock of Keonn Technologies, S.L. (“Keonn”) pursuant to the terms of a Share Purchase Agreement. At the closing date, Keonn became a wholly-owned subsidiary of the Company. Keonn is a manufacturer of Radio-Frequency Identification (“RFID”) solutions, based in Barcelona, Spain.

The acquisition of Keonn has been accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”). Under ASC 805, assets acquired and liabilities assumed in a business combination are recorded at their fair value as of the acquisition date. The Company’s consolidated financial statements include results of operations for Keonn from the April 8, 2025 acquisition date. The purchase price allocation for the Keonn acquisition became finalized at the conclusion of the 12 month measurement period, beginning on the acquisition date. There have been no changes to the purchase price allocation for the Keonn acquisition as of October 2, 2026 from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Acquisition Costs

The Company recognized $26.5 million in acquisition-related costs for the nine months ended October 2, 2026 and recognized $2.1 million in acquisition-related costs for the nine months ended September 26, 2025 related to the acquisitions completed during those periods. Acquisition-related costs consist primarily of finders’ fees, legal, valuation and other professional or consulting fees and are included in restructuring and acquisition related costs in the consolidated statements of operations.

4. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows (in thousands):

	Total Accumulated
	Other	Cumulative	Pension
	Comprehensive	Translation	Liability
	Loss	Adjustments	Adjustments
Balance at December 31, 2025	$(3,004)	$3,472	$(6,476)
Other comprehensive income (loss)	(12,552)	(9,401)	(3,151)
Amounts reclassified from accumulated other comprehensive loss(1)	509	—	509
Balance at October 2, 2026	$(15,047)	$(5,929)	$(9,118)

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

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

5. Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Fully vested restricted stock units, deferred stock units granted to members of the Company’s Board of Directors, the 4.7 million minimum shares issuable under stock purchase contracts related to the tangible equity units, and 2.1 million shares issued under the private placement are included in the calculation of weighted average number of common shares outstanding. Shares issued in the private placement increased weighted-average shares outstanding by 2.1 million and 0.9 million shares for the three and nine months ended October 2, 2026, respectively. See Note 11 to the Consolidated Financial Statements for additional discussion of the stock purchase contracts related to the tangible equity units and Note 13 to the Consolidated Financial Statements for additional discussion of the shares issued under the private placement.

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

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
Numerators:
Net income	$2,017	$10,653	$35,657	$36,358

Denominators:
Weighted average common shares outstanding— basic	42,590	35,967	41,334	36,004
Dilutive common share equivalents	119	73	152	78
Weighted average common shares outstanding— diluted	42,709	36,040	41,486	36,082
Antidilutive common share equivalents excluded from above	87	295	159	271

Earnings per Common Share:
Basic	$0.05	$0.30	$0.86	$1.01
Diluted	$0.05	$0.30	$0.86	$1.01

For the three and nine months ended October 2, 2026, 284 thousand shares of attainment-based PSUs and hybrid PSUs were excluded from the calculation of the denominator because they were considered contingently issuable shares and the related performance targets had not been achieved as of October 2, 2026.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

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

Contingent Considerations

On April 8, 2025, the Company completed the acquisition of Keonn. Pursuant to the purchase and sale agreement, the former shareholders of Keonn (the “Sellers”) are eligible to receive contingent consideration based on the achievement of specified revenue targets by Keonn during fiscal years 2025 through 2027. Payment of this contingent consideration is also subject to Keonn maintaining certain minimum gross margin percentage during the applicable periods. The undiscounted range of potential contingent consideration is between €0 and €20.0 million (approximately $21.9 million). If the performance conditions are met, the contingent consideration will be payable annually, with the first payment due in the first half of 2026. As of the acquisition date, the estimated fair value of the contingent consideration was €4.1 million (approximately $4.5 million), determined using the Monte Carlo valuation method. This amount was recorded as part of the purchase price. Subsequent changes in the estimated fair value are recognized in the consolidated statement of operations in restructuring, acquisition, and related costs until the liability is fully settled. During 2025, the fair value of the contingent consideration was adjusted to €4.9 million ($5.7 million). The Company made the first installment payment of €3.8 million ($4.4 million) in March 2026. Based on the revenue performance and revenue projections as of October 2, 2026, the Company made no further adjustments to the fair value of the remaining contingent consideration during the nine months ended October 2, 2026. The installment payment has been reported as cash outflows from financing activities in the consolidated statement of cash flows for the respective periods.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

Summary by Fair Value Hierarchy

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of October 2, 2026 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Prepaid expenses and other current assets:
Foreign currency forward contracts	$739	$—	$739	$—
	$739	$—	$739	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$62	$—	$—	$62
Foreign currency forward contracts	6	—	6	—
Other liabilities:
Contingent considerations - Long term	1,184	—	—	1,184
	$1,252	$—	$6	$1,246

The following table summarizes the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds	$291,629	$291,629	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contracts	110	—	110	—
	$291,739	$291,629	$110	$—
Liabilities
Accrued expenses and other current liabilities:
Contingent considerations - Current	$4,465	$—	$—	$4,465
Foreign currency forward contracts	134	—	134	—
Other liabilities:
Contingent considerations - Long term	1,291	—	—	1,291
	$5,890	$—	$134	$5,756

Changes in the fair value of Level 3 contingent considerations during the nine months ended October 2, 2026 were as follows (in thousands):

Contingent Considerations
Balance at December 31, 2025	$5,756
Payments	(4,393)
Effect of foreign exchange rates	(117)
Balance at October 2, 2026	$1,246

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

The following table provides qualitative information associated with the fair value measurement of the Company’s Level 3 liabilities:

Liability	October 2, 2026 Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Percentage Applied
Contingent consideration (Keonn)	$1,184	Monte Carlo method	Historical and projected revenue and gross profit margin from fiscal year 2025 to 2027	N/A
			Gross Profit Premium	9.3%
			Revenue risk premium	8.4%
			Gross Profit Volatility	38.5%
			Revenue Volatility	35.0%
			Credit spread	1.9%

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

As of October 2, 2026, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $144.4 million and a net gain of $0.7 million, respectively. As of December 31, 2025, the aggregate notional amount and fair value of the Company’s foreign currency forward contracts was $147.7 million and a net loss of less than $0.1 million, respectively.

The Company recognized an aggregate net gain of $1.0 million and $4.3 million for the three and nine months ended October 2, 2026 and an aggregate net loss of $0.4 million and $2.2 million for the three and nine months ended September 26, 2025. These amounts were included in foreign exchange transaction gains (losses) in the consolidated statements of operations.

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

The following table summarizes changes in goodwill during the nine months ended October 2, 2026 (in thousands):

Amount
Balance at beginning of the period	$647,348
Goodwill acquired from Riverpoint Medical acquisition	792,165
Effect of foreign exchange rate changes	(7,572)
Balance at end of the period	$1,431,941

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

Goodwill by reportable segment as of October 2, 2026 was as follows (in thousands):

	Reportable Segment
	Automation Enabling Technologies	Medical Solutions	Total
Goodwill	$444,839	$1,138,331	$1,583,170
Accumulated impairment of goodwill	(119,507)	(31,722)	(151,229)
Total	$325,332	$1,106,609	$1,431,941

Goodwill by reportable segment as of December 31, 2025 was as follows (in thousands):

	Reportable Segment
	Automation Enabling Technologies	Medical Solutions	Total
Goodwill	$447,313	$351,264	$798,577
Accumulated impairment of goodwill	(119,507)	(31,722)	(151,229)
Total	$327,806	$319,542	$647,348

Intangible Assets

Intangible assets as of October 2, 2026 and December 31, 2025, respectively, are summarized as follows (in thousands):

	October 2, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and developed technologies	$403,265	$(193,002)	$210,263	$235,851	$(180,798)	$55,053
Customer relationships	863,362	(212,014)	651,348	296,868	(191,037)	105,831
Trademarks and trade names	54,010	(21,711)	32,299	25,261	(18,396)	6,865
Amortizable intangible assets	1,320,637	(426,727)	893,910	557,980	(390,231)	167,749
Non-amortizable intangible assets:
Trade names	—	—	—	13,027	—	13,027
Total intangible assets	$1,320,637	$(426,727)	$893,910	$571,007	$(390,231)	$180,776

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

Amortization expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
Amortization expense – cost of revenue	$6,729	$4,252	$14,238	$12,031
Amortization expense – operating expenses	14,679	6,928	26,868	19,353
Total amortization expense	$21,408	$11,180	$41,106	$31,384

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

As of October 2, 2026, estimated amortization expense for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
2026 (remainder of year)	$8,200	$19,010	$27,210
2027	32,638	72,097	104,735
2028	31,713	77,427	109,140
2029	29,847	73,747	103,594
2030	27,183	70,046	97,229
Thereafter	80,682	371,320	452,002
Total	$210,263	$683,647	$893,910

9. Supplementary Balance Sheet Information

The following tables provide the details of selected balance sheet items as of the periods indicated (in thousands):

Inventories

	October 2,	December 31,
	2026	2025
Raw materials	$147,973	$123,305
Work-in-process	42,475	32,479
Finished goods	29,416	31,716
Demo and consigned inventory	504	784
Total inventories	$220,368	$188,284

Accrued Expenses and Other Current Liabilities

	October 2,	December 31,
	2026	2025
Accrued compensation and benefits	$34,617	$16,405
Accrued warranty	4,331	4,463
Contract liabilities, current portion	41,526	10,945
Accrued restructuring	5,122	10,251
Accrued contingent considerations and earn-outs	62	4,465
Accrued milestone payment	246,460	—
Other	22,425	16,969
Total	$354,543	$63,498

Accrued Warranty

	Nine Months Ended
	October 2,	September 26,
	2026	2025
Balance at beginning of the period	$4,463	$4,805
Provision charged to cost of revenue	1,253	2,685
Use of provision	(1,366)	(2,022)
Foreign currency exchange rate changes	(19)	84
Balance at end of the period	$4,331	$5,552

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

Other Long-Term Liabilities

	October 2,	December 31,
	2026	2025
Finance lease obligations	$1,677	$2,348
Accrued contingent considerations and earn-outs	1,184	1,291
Contract liabilities, non-current portion	21,655	183
Other	2,815	3,164
Total	$27,331	$6,986

10. Debt

Outstanding debt consisted of the following (in thousands):

	October 2,	December 31,
	2026	2025
Senior Credit Facilities – term loans	$13,688	$6,242
Tangible Equity Units – Amortizing Notes	36,571	33,870
Less: unamortized debt issuance costs	(1,382)	(1,821)
Total current portion of long-term debt	$48,877	$38,291

Senior Credit Facilities – term loans	$326,831	$142,752
Senior Credit Facilities – revolving credit facility	412,500	—
Tangible Equity Units – Amortizing Notes	49,049	76,691
Less: unamortized debt issuance costs	(7,431)	(6,905)
Total long-term debt	$780,949	$212,538

Total debt	$829,826	$250,829

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

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

On July 22, 2026, the Company drew $200.0 million under the 2026 Delayed Draw Term Loan Commitments. In connection with the drawdown, the Company incurred an additional $0.2 million of deferred financing costs.

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

The outstanding principal balance under the Euro Term Loans is payable in quarterly installments of €1.1 million (approximately $1.3 million), that began in September 2025, with the remaining balance due upon maturity. The U.S. Term Loans require quarterly installment payments of $1.7 million that began in September 2026, increasing to $3.4 million beginning in September 2027, with the remaining balance also due upon maturity. The Company may make additional principal payments at any time, which will reduce the next scheduled installment. The Company made principal payments of €3.4 million ($3.9 million) towards the Euro Term Loans during the nine months ended October 2, 2026 and $1.7 million towards the U.S. term loans during the nine months ended October 2, 2026. Borrowings under the revolving credit facility may be repaid at any time prior to maturity.

As of October 2, 2026, the outstanding principal under the Company’s Senior Credit Facilities are scheduled to be repaid as follows (in thousands):

Year Ending December 31,	Principal Amount
2026 (remainder of year)	$2,992
2027	15,407
2028	18,844
2029	18,844
2030	696,932
Total debt repayments	$753,019

The Company is required to satisfy certain financial and non-financial covenants under the Fourth Amended and Restated Credit Agreement. The Fourth Amended and Restated Credit Agreement also contains customary events of default. The Company was in compliance with these covenants as of October 2, 2026.

Liens

The Company’s obligations under the Senior Credit Facilities are secured, on a senior basis, by a lien on substantially all of the assets of Novanta Inc.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

Fair Value of Debt

As of October 2, 2026 and December 31, 2025, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of similar maturities. The fair value of the Company’s debt is classified as Level 2 under the fair value hierarchy.

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

Each Amortizing Note will bear interest at the rate of 6.30% per annum and will have a final installment payment date of November 1, 2028. Beginning with the installment paid on February 1, 2026 (which amounted to $0.7132 per Amortizing Note), and continuing on each February 1, May 1, August 1 and November 1 thereafter, the Company will pay quarterly cash installments of $0.8125 per Amortizing Note. Each installment constitutes a payment of interest and a partial repayment of principal, and which cash payment in the aggregate per year will be equivalent to 6.50% per year with respect to each $50.00 stated amount of Unit. The Company made principal payments of $24.9 million towards the Amortizing Notes during the nine months ended October 2, 2026.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

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

The following table summarizes the components of lease costs (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
Operating lease cost	$4,427	$2,745	$10,065	$8,365
Finance lease cost
Amortization of right-of-use assets	238	150	539	451
Interest on lease liabilities	36	48	118	150
Variable lease cost	307	284	931	954
Total lease cost	$5,008	$3,227	$11,653	$9,920

The following table provides additional details of balance sheet information related to the Company’s leases (in thousands, except lease term and discount rate):

	October 2,	December 31,
	2026	2025
Operating leases
Operating lease right-of-use assets	$55,140	$41,697

Current portion of operating lease liabilities	$11,783	$9,857
Operating lease liabilities	49,960	38,873
Total operating lease liabilities	$61,743	$48,730

Finance leases
Property, plant and equipment, gross	$9,582	$9,582
Accumulated depreciation	(8,015)	(7,476)
Finance lease assets included in property, plant and equipment, net	$1,567	$2,106

Accrued expenses and other current liabilities	$888	$828
Other liabilities	1,677	2,348
Total finance lease liabilities	$2,565	$3,176

Weighted-average remaining lease term (in years):
Operating leases	7.2	7.3
Finance leases	2.8	3.5

Weighted-average discount rate:
Operating leases	4.63%	4.92%
Finance leases	5.54%	5.54%

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

The following table provides additional details of cash flow information related to the Company’s leases (in thousands):

	Nine Months Ended
	October 2,	September 26,
	2026	2025
Cash paid for lease liabilities:
Operating cash outflows related to finance leases	$118	$150
Operating cash outflows related to operating leases	$10,013	$7,566
Financing cash outflows related to finance leases	$611	$565

Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$20,913	$5,512

(1)The amount for the nine months ended October 2, 2026 includes $6.8 million of right-of-use assets acquired as part of the Riverpoint Medical acquisition. The amount for the nine months ended September 26, 2025 includes $3.1 million of right-of-use assets acquired as part of the Keonn acquisition.

Future minimum lease payments under operating and finance leases expiring subsequent to October 2, 2026, including operating leases associated with facilities that have been vacated as a result of the Company’s restructuring actions, are summarized as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2026 (remainder of year)	$3,289	$251
2027	13,610	1,003
2028	11,385	1,003
2029	9,877	502
2030	8,821	—
Thereafter	27,051	—
Total minimum lease payments	74,033	2,759
Less: Interest	(12,290)	(194)
Present value of lease liabilities	$61,743	$2,565

13. Preferred and Common Shares and Share-Based Compensation

Preferred Shares

In May 2021, the Company’s shareholders approved a special resolution to amend the Company’s articles to authorize up to 7.0 million preferred shares for future issuance. The Company’s Board of Directors is authorized to designate and issue one or more series of preferred shares, fix the rights, preferences and designation, as deemed necessary or advisable, relating to the preferred shares, provided that no shares of any series may be entitled to more than one vote per share. As of October 2, 2026, no preferred shares had been issued and outstanding.

Common Share Repurchases

In February 2020, the Company’s Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”), authorizing the repurchase of $50.0 million worth of the Company’s common shares. During the nine months ended October 2, 2026, the Company repurchased 88 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $10.2 million and an average price of $116.13 per share. The Company completed the 2020 Repurchase Plan in the first quarter of 2026.

In September 2025, the Company’s Board of Directors approved a new share repurchase plan (the “2025 Repurchase Plan”) authorizing the repurchase of an additional $200.0 million worth of common shares. During the nine months ended October 2, 2026, the Company repurchased 71 thousand shares under the 2025 Repurchase Plan for an aggregate purchase price of $8.4 million and an average price of $118.08 per share. As of October 2, 2026, the Company had $191.6 million available for future share repurchases under the 2025 Repurchase Plan.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

Private Placement

On June 8, 2026, the Company entered into a securities purchase agreement with institutional and other accredited investors for a private placement of the Company's common shares, which resulted in gross proceeds of approximately $300 million, before placement agent fees and offering expenses of $12.0 million. Under the agreement, investors purchased an aggregate of 2,142,857 common shares at $140.00 per share, representing approximately 5.7% of the Company's common shares outstanding immediately following the closing. The placement closed on June 11, 2026, and the Company recorded net proceeds of approximately $288.0 million as an increase to additional paid-in capital.

Share-Based Compensation Expense

The table below summarizes share-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
Selling, general and administrative	$8,951	$4,663	$24,044	$17,189
Research and development and engineering	700	1,123	3,242	2,387
Cost of revenue	384	912	1,800	1,720
Restructuring, acquisition, and related costs	30	—	611	—
Total share-based compensation expense	$10,065	$6,698	$29,697	$21,296

Share-based compensation expense reported in selling, general and administrative expenses included expenses related to restricted stock units granted to the members of the Company’s Board of Directors of $1.6 million and $1.6 million during the nine months ended October 2, 2026 and September 26, 2025, respectively. As of October 2, 2026, the Company’s outstanding equity awards for which compensation expense will be recognized in the future consisted of time-based restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock options granted under the Amended and Restated 2010 Incentive Plan. The Company expects to record an aggregate share-based compensation expense of $61.1 million, net of estimated forfeitures, over a weighted average period of 2.20 years subsequent to October 2, 2026, for all outstanding Awards as of October 2, 2026.

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

The table below summarizes activities relating to RSUs issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended October 2, 2026:

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	390	$135.09
Granted	250	$150.29
Vested	(189)	$133.37
Forfeited	(52)	$138.71
Unvested at October 2, 2026	399	$145.39
Expected to vest as of October 2, 2026	361

The total fair value of RSUs that vested during the nine months ended October 2, 2026 was $27.7 million based on the market price of the underlying shares on the date of vesting.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

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

The table below summarizes the activities relating to the performance-based awards issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended October 2, 2026:

	Shares (In thousands)	Weighted Average Grant- Date Fair Value
Unvested at December 31, 2025	303	$153.13
Granted	88	$172.84
Performance adjustments(1)	(37)	$180.91
Vested	(54)	$164.96
Forfeited	(12)	$168.64
Unvested at October 2, 2026	288	$152.69
Expected to vest as of October 2, 2026	263

(1) The amount shown represents performance adjustments related to the performance-based awards vested during the nine months ended October 2, 2026.

The unvested PSUs are shown at target payout levels in the table above. As of October 2, 2026, the maximum number of common shares that could be earned under these PSU grants was approximately 592 thousand shares.

The total fair value of PSUs that vested during the nine months ended October 2, 2026 was $7.6 million based on the market price of the underlying common shares on the date of vesting.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

The grant-date fair value per unit of the hybrid PSUs granted during the nine months ended October 2, 2026 was estimated using the Monte Carlo valuation method with the following assumptions:

Nine Months Ended October 2, 2026
Grant-date stock price	$145.96
Expected volatility	40.80%
Risk-free interest rate	3.44%
Expected annual dividend yield	—
Fair value	$173.88

Stock Options

The table below summarizes the activities relating to stock options issued and outstanding under the Company’s Amended and Restated 2010 Incentive Plan during the nine months ended October 2, 2026:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1) (In thousands)
Outstanding as of December 31, 2025	134	$137.77
Granted	—	$—
Exercised	(13)	$14.13
Forfeited or expired	—	$—
Outstanding as of October 2, 2026	121	$150.83	3.47 years	$481
Exercisable as of October 2, 2026	106	$149.88	3.34 years	$481
Expected to vest as of October 2, 2026	15	$157.48	4.39 years	$—

(1)The aggregate intrinsic value is calculated as the difference between the closing market price of $149.27 per common share as of October 2, 2026 and the exercise price of the stock options. It excludes the effect of stock options that have a zero or negative intrinsic value.

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

The Company's effective tax rate of 68.2% for the three months ended October 2, 2026 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to significant acquisition-related transaction costs that were not deductible for income tax purposes and a change in the mix of income, most notably in the U.S., resulting from the Riverpoint acquisition. The non-deductible costs reduced pre-tax income for the quarter without a corresponding tax benefit. In addition,

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

because the interim tax provision is determined on a year-to-date basis, the effect of these items on the estimated annual effective tax rate was recognized in the current quarter, resulting in an elevated quarterly effective tax rate.

The Company's effective tax rate of 26.6% for the nine months ended October 2, 2026 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, U.K. Patent Box deductions, research and development tax credits, estimated U.S. tax benefits for Foreign-Derived Deduction Eligible Income (“FDDEI”) (formerly, Foreign-Derived Intangible Income (“FDII”)), and windfall tax benefits from the vesting of restricted stock units; partially offset by non-deductible compensation, non-deductible transaction-related expenses, and the U.S. Base Erosion and Anti-Abuse Tax (“U.S. BEAT”).

The Company’s effective tax rate of 32.4% for the three months ended September 26, 2025 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for FDII (referred to as FDDEI for tax years beginning after December 31, 2025) and R&D tax credits, and U.K. Patent Box deductions; partially offset by various non-deductible transaction-related expenses, non-deductible compensation expenses, and uncertain tax position accruals.

The Company’s effective tax rate of 24.2% for the nine months ended September 26, 2025 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for FDII and R&D tax credits, and U.K. Patent Box deductions; partially offset by various non-deductible transaction-related expenses, non-deductible compensation expenses, and uncertain tax position accruals.

15. Restructuring, Acquisition, and Related Costs

The following table summarizes restructuring, acquisition, and related costs in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
2025 restructuring	$3,113	$4,261	$7,830	$11,097
2024 restructuring	754	942	2,234	4,917
2020 restructuring	—	—	—	(3,595)
Total restructuring charges	3,867	5,203	10,064	12,419
Acquisition and related charges	19,219	1,474	28,126	4,375
Total restructuring, acquisition, and related costs	$23,086	$6,677	$38,190	$16,794

2025 Restructuring

The Company initiated the 2025 restructuring program in the second quarter of 2025 in order to streamline operations and align with its long-term goals. The 2025 restructuring program includes measures to regionalize manufacturing operations to better serve its customers, expedite the closure of certain sites, streamline management structures, and implement cost-saving strategies in areas anticipated to have a minimal long-term impact on the Company's overall business performance. As part of the 2025 restructuring program, the Company announced the closure of five manufacturing sites. During the nine months ended October 2, 2026, the Company recorded $7.8 million in severance, facility related and other charges in connection with the 2025 restructuring program. As of October 2, 2026, the Company had incurred cumulative costs of $21.9 million related to this restructuring program. The Company anticipates substantially completing the 2025 restructuring program by the first quarter of 2027. Total restructuring charges related to this program are expected to be approximately $30.0 million.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

The following table summarizes restructuring costs associated with the 2025 restructuring program by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
Automation Enabling Technologies	$1,702	$694	$4,272	$1,634
Medical Solutions	1,316	2,490	1,996	6,692
Unallocated	95	1,077	1,562	2,771
Total	$3,113	$4,261	$7,830	$11,097

2024 Restructuring

As a result of the Company’s acquisitions and ongoing integration activities, the Company initiated the 2024 restructuring program in the first quarter of 2024 in order to reduce operating complexity. During the nine months ended October 2, 2026, the Company recorded $2.2 million in severance, facility related and other charges in connection with the 2024 restructuring program. As of October 2, 2026, the Company had incurred cumulative costs of $18.4 million related to this restructuring program. The Company anticipates substantially completing the 2024 restructuring program by the end of 2026 and to incur additional restructuring charges of less than $1.0 million.

The following table summarizes restructuring costs associated with the 2024 restructuring program by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
Automation Enabling Technologies	$314	$397	$327	$1,328
Medical Solutions	440	545	1,907	3,557
Unallocated	—	—	—	32
Total	$754	$942	$2,234	$4,917

2020 Restructuring

As a result of the Company’s ongoing evaluations and efforts to reduce its operating costs, while improving efficiency and effectiveness, the Company initiated the 2020 restructuring program in the third quarter of 2020. This program was focused on reducing operating complexity in the Company, including reducing infrastructure costs and streamlining the Company’s operating model to better serve its customers. In addition, the program was focused on cost reduction actions to improve gross margins for the overall company. As of October 2, 2026, the Company had incurred cumulative costs of $13.1 million related to the 2020 restructuring program. The 2020 restructuring program activities were completed in the fourth quarter of 2023. In January 2025, the Company sold a facility from the 2020 restructuring program and recorded a $3.6 million gain in the Company’s Automation Enabling Technologies segment.

Roll-forward of Accrued Expenses Related to Restructuring

The following table summarizes the accrual activities, by component, related to the Company’s restructuring plans recorded in the accompanying consolidated balance sheets (in thousands):

	Total	Employee Related	Facility Related	Other
Balance at December 31, 2025	$10,582	$9,889	$693	$—
Restructuring charges	10,064	6,619	2,022	1,423
Cash payments	(12,845)	(11,266)	(400)	(1,179)
Non-cash write-offs and other adjustments(1)	(2,595)	(688)	(1,885)	(22)
Balance at October 2, 2026	$5,206	$4,554	$430	$222

(1) Non-cash charges primarily related to accelerated depreciation on facilities.

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

Acquisition and Related Charges

Acquisition costs in connection with business combinations, including advisor, legal, valuation, and other professional or consulting fees, totaled $19.2 million and $28.1 million for the three and nine months ended October 2, 2026, and $1.5 million and $4.4 million for the three and nine months ended September 26, 2025. The majority of acquisition and related costs for the three and nine months ended October 2, 2026 were included in unallocated and the Medical Solutions segment. The majority of acquisition and related costs for the three and nine months ended September 26, 2025 were included in unallocated costs.

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

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

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

Medical Solutions

The Medical Solutions segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators and endoscopic pumps and related disposables, minimally invasive surgical consumables, imaging, identification and RFID solutions, advanced motion control solutions, light engines, and integrated operating room technologies. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells the majority of these products directly, utilizing a highly technical sales force, and also sells some indirectly, through resellers and distributors.

Reportable Segment Financial Information

Results of operations, depreciation and amortization expenses by reportable segments for the periods indicated were as follows (in thousands):

	Three Months Ended October 2, 2026			Nine Months Ended October 2, 2026
	Automation Enabling Technologies	Medical Solutions	Total	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$145,355	$159,653	$305,008	$412,815	$415,707	$828,522
Cost of revenue	71,299	90,422		202,012	238,864
Amortization of purchased intangible assets	1,143	5,586		3,538	10,700
Segment gross profit	72,913	63,645	136,558	207,265	166,143	373,408
Research and development and engineering	8,962	17,170		27,490	46,085
Selling, general and administrative	18,482	19,890		59,154	52,782
Amortization of purchased intangible assets	2,614	12,065		7,437	19,431
Restructuring, acquisition, and related costs	2,016	4,986		4,599	7,979
Segment operating income	40,839	9,534	50,373	108,585	39,866	148,451
Unallocated costs	—	—	(36,462)	—	—	(88,940)
Interest income (expense), net	—	—	(8,284)	—	—	(11,233)
Other income (expense), net	—	—	719	—	—	320
Income before income taxes	$40,839	$9,534	$6,346	$108,585	$39,866	$48,598

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

	Three Months Ended September 26, 2025			Nine Months Ended September 26, 2025
	Automation Enabling Technologies	Medical Solutions	Total	Automation Enabling Technologies	Medical Solutions	Total
Revenue	$125,316	$122,520	$247,836	$370,154	$352,097	$722,251
Cost of revenue	64,629	67,044		189,190	196,053
Amortization of purchased intangible assets	1,473	2,779		4,160	7,871
Segment gross profit	59,214	52,697	111,911	176,804	148,173	324,977
Research and development and engineering	9,640	14,625		28,349	44,750
Selling, general and administrative	18,553	14,755		56,044	44,551
Amortization of purchased intangible assets	2,562	4,366		7,317	12,036
Restructuring, acquisition, and related costs	1,109	3,035		(617)	10,267
Segment operating income	27,350	15,916	43,266	85,711	36,569	122,280
Unallocated costs	—	—	(21,418)	—	—	(53,100)
Interest income (expense), net	—	—	(6,014)	—	—	(17,473)
Other income (expense), net	—	—	(76)	—	—	(3,742)
Income before income taxes	$27,350	$15,916	$15,758	$85,711	$36,569	$47,965

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
Depreciation and Amortization Expenses
Automation Enabling Technologies	$5,344	$5,811	$15,224	$16,732
Medical Solutions	21,695	9,530	39,880	26,954
Unallocated	410	370	1,153	1,169
Total	$27,449	$15,711	$56,257	$44,855

	October 2,	December 31,
	2026	2025
Accounts Receivable
Automation Enabling Technologies	$84,856	$76,685
Medical Solutions	133,038	108,195
Total accounts receivable	$217,894	$184,880
Inventories
Automation Enabling Technologies	$116,296	$110,205
Medical Solutions	104,072	78,079
Total inventories	$220,368	$188,284
Total segment assets	$438,262	$373,164

NOVANTA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 2, 2026

(Unaudited)

Revenue by Geography

The Company aggregates geographic revenue based on the customer locations where products are shipped to. Revenue by geography was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
United States	$150,618	$130,423	$404,067	$382,187
Germany	36,536	27,097	106,140	82,832
Rest of Europe	44,707	36,661	125,025	103,289
China	30,332	24,293	79,337	67,504
Rest of Asia-Pacific	31,984	24,432	87,841	72,478
Other	10,831	4,930	26,112	13,961
Total	$305,008	$247,836	$828,522	$722,251

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

Revenue by End Market

The Company primarily operates in two end markets: the medical market and the advanced industrial market. Revenue by end market was approximately as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
Medical	53%	51%	52%	53%
Advanced Industrial	47%	49%	48%	47%
Total	100%	100%	100%	100%

The majority of the revenue from the Automation Enabling Technologies segment is generated from sales to customers in the advanced industrial market. The majority of the revenue from the Medical Solutions segment is generated from sales to customers in the medical market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report on Form 10-Q. The MD&A contains certain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These forward-looking statements include, but are not limited to, our future financial results and financial condition; our belief that the Purchasing Managers Index (“PMI”) may provide an indication of the impact of general economic conditions on our sales into the advanced industrial end market; our strategy; drivers of revenue growth and our growth expectations in various markets; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases and expansion of our product and service offerings; industry trends; market conditions; our competitive positions; changes in economic and political conditions, including impacts from tariffs, supply chain disruptions and constraints and inflationary pressures; changes in accounting principles; changes in actual or assumed tax liabilities and tax law; expectations regarding tax exposures; anticipated reinvestment of future earnings, share repurchases and dividend policy; anticipated expenditures in regard to our benefit plans; future acquisitions and integration and anticipated benefits from acquisitions and dispositions; anticipated economic benefits and expected costs of restructuring programs; our ability to repay our indebtedness; our ability to fund the milestone payment related to the Riverpoint Medical acquisition; our intentions regarding the use of cash; expectations regarding legal and regulatory requirements, including environmental requirements, and our compliance thereto; and other statements that are not historical facts.

These forward-looking statements are neither promises nor guarantees. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including, but not limited to, the following: economic and political conditions and the effects of these conditions on our businesses and on our customers’ businesses, capital expenditures and level of business activities; our dependence upon our ability to respond to fluctuations in product demand; our ability to continuously innovate, to introduce new products in a timely manner, and to manage transitions to new product innovations effectively; customer order timing and the effect of order delays, cancellations or changes in customer demand, and other similar factors; disruptions or breaches in security of our or our third-party providers’ information technology systems; risks associated with our operations in foreign countries; our increased use of outsourcing in foreign countries; risks associated with increased outsourcing of components manufacturing; our exposure to increased tariffs, trade restrictions or taxes on our products; our ability to contain or reduce costs; violations of our intellectual property rights and our ability to protect our intellectual property against infringement by third parties; risk of losing our competitive advantage; our failure to successfully integrate recent and future acquisitions into our business or to realize the anticipated benefits or synergies from those acquisitions; the accuracy of financial and other information regarding Riverpoint Medical on which we relied in connection with the acquisition and our related financial projections, which was not subject to the same accounting oversight and controls as our own historical financial information; our ability to accurately forecast Riverpoint Medical's future financial performance and our ability to maintain compliance with financial covenants under our credit facility, including our leverage ratio, which depends in part on the future financial performance of the combined company; our ability to fund the milestone payment related to the Riverpoint Medical acquisition when due; our ability to attract and retain key personnel; our restructuring and realignment activities; product defects or problems integrating our products with other vendors’ products; disruptions in the supply of certain key components and other goods from our suppliers, including shortages and export restrictions; our failure to accurately forecast component and raw material requirements leading to additional costs and significant delays in shipments; production difficulties and product delivery delays or disruptions; our exposure to extensive medical device regulations, which may impede or hinder the approval, certification or sale of our products and, in some cases, may ultimately result in an inability to obtain approval or certification of certain products or may result in the recall or seizure of previously approved or certified products; the impacts of geopolitical conflicts on our business, including impacts relating to global supply chains, energy and commodity prices, financial markets and cybersecurity risks; potential penalties for violating foreign and U.S. federal and state healthcare laws and regulations; impact of healthcare industry cost containment and healthcare reform measures; changes in governmental regulations related to our business or products; actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements; our failure to implement new information technology systems successfully; changes in foreign currency rates and interest rates; our failure to realize the full value of our intangible assets; our reliance on original equipment manufacturer customers; the loss of sales, or significant reduction in orders from, any major customers; increasing scrutiny and changing expectations from investors, customers, governments and other stakeholders and third parties with respect to corporate sustainability policies and practices; the effects of climate change and related regulatory responses; our exposure to the credit risk of some of our customers and in weakened markets; being subject to U.S. federal income taxation even though we are a non-U.S. corporation; changes in tax laws and fluctuations in our effective tax rates; any need for additional capital to adequately respond to business challenges or opportunities and repay or refinance our existing indebtedness, which may not be available on acceptable terms or at all; our existing indebtedness limiting our ability to engage in certain activities; volatility in the market price for our common shares; and our failure to maintain appropriate internal controls in the future. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect the Company’s operating results and financial condition are discussed in Part I, Item 1A of our Annual Report on Form

10-K for the fiscal year ended December 31, 2025 under the heading “Risk Factors”, as updated by Part II, Item 1A of this Quarterly Report and in our other filings with the Securities and Exchange Commission.

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

Business Overview

We are a leading global supplier of core technology solutions that give medical, life science, and advanced industrial original equipment manufacturers (“OEMs”) a competitive advantage. We combine deep proprietary technology expertise and competencies in precision medicine, precision manufacturing, robotics and automation, and advanced surgical technologies with a proven ability to solve complex technical challenges. This enables us to engineer proprietary technology solutions that deliver extreme precision and performance, tailored to our customers' demanding applications.

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

Medical Solutions

The Medical Solutions segment designs, manufactures and markets a range of medical grade technologies, including medical insufflators and endoscopic pumps and related disposables, minimally invasive surgical consumables, imaging, identification and RFID solutions, advanced motion control solutions, light engines, and integrated operating room technologies. The vast majority of the segment’s product offerings are sold to OEM customers. The segment sells the majority of these products directly, utilizing a highly technical sales force, and also sells some indirectly, through resellers and distributors.

End Markets

We primarily operate in two end markets: the medical market and the advanced industrial market.

Medical Market

For the nine months ended October 2, 2026, the medical market accounted for approximately 52% of our revenue. Revenue from our products sold to the medical market is generally affected by hospital, life science, and other healthcare provider capital spending, growth rates of surgical procedures, changes in regulatory requirements and laws, demand level for life science automation technology, aggregation of purchasing by healthcare networks, changes in technology requirements, timing of OEM customers’ product development and new product launches, changes in customer or patient preferences, and general demographic trends.

Advanced Industrial Market

For the nine months ended October 2, 2026, the advanced industrial market accounted for approximately 48% of our revenue. Revenue from our products sold to the advanced industrial market is affected by a number of factors, including changing technology requirements and preferences of our customers, productivity or quality investments in a manufacturing environment, the financial conditions of our customers, changes in regulatory requirements and laws, and general economic conditions. We believe that the PMI on manufacturing activities specific to different regions around the world may provide an indication of the impact of general economic conditions on our sales into the advanced industrial market.

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

Significant Events and Updates

Second Amendment to the Fourth Amended and Restated Credit Agreement

On May 15, 2026 (the “Second Amendment Effective Date”), we entered into the Second Amendment to the Fourth Amended and Restated Credit Agreement (the “Second Amendment” as amended, the “Credit Agreement”). The Second Amendment, among other things, amends the Credit Agreement to establish $200.0 million of delayed draw term loan commitments (the “Delayed Draw Term Loans”), which was available for borrowing at our option for up to six months after the Second Amendment Effective Date and was drawn upon on July 22, 2026. The Delayed Draw Term Loans will mature on June 27, 2030. The Second Amendment also resets the term loan and revolving commitment incremental capacity under the Credit Agreement to be measured from and after the Second Amendment Effective Date.

Issuance of Common Shares in Private Placement

On June 8, 2026, we entered into a securities purchase agreement with institutional and other accredited investors for a private placement of our common shares, which resulted in gross proceeds of approximately $300 million, before placement agent fees and offering expenses of $12.0 million. Under the agreement, investors purchased an aggregate of 2,142,857 common shares at $140.00 per share, representing approximately 5.7% of our common shares outstanding immediately following the closing. The placement closed on June 11, 2026, and we recorded net proceeds of approximately $288.0 million as an increase to additional paid-in capital.

Acquisition of Riverpoint Medical

On June 8, 2026, we entered into a definitive agreement to acquire Riverpoint Medical, a category leader in high-growth minimally invasive surgical consumables. On July 23, 2026, we completed the acquisition of all outstanding equity interests of the parent company of Riverpoint Medical for total upfront cash consideration of $1,200.6 million, net of cash acquired, subject to customary closing and net working capital adjustments. In addition, the agreement provides for a milestone payment of $250.0 million payable on or before January 8, 2027.

We funded the purchase price through $616.0 million of borrowings under the revolving credit facility and delayed draw term loan facility of the Fourth Amended and Restated Credit Agreement, with the remainder funded from cash on hand.

Business Environment

We continue to be affected by volatility and uncertainties in the macroeconomic and geopolitical environment as well as market-driven factors that have impacted the availability, cost, and timely delivery of materials and components. This volatility and uncertainty have been primarily driven by shortages of certain components and materials resulting from increased global demand related to artificial intelligence; export license requirements imposed by the Chinese government on certain rare-earth materials and magnets; inflationary pressures on materials, components, and freight; changes in trade policy, including tariffs; and logistics disruptions resulting from geopolitical conflicts. We continue to work with our suppliers and customers and to pursue sourcing, pricing, and operational actions to mitigate these effects; however, we may not be able to fully offset them.

In addition, the conflict arising from coordinated U.S. and Israeli military strikes on Iran beginning in February 2026, and Iran’s subsequent retaliatory actions, including temporary closure of the Strait of Hormuz, has contributed to increased global energy prices, heightened supply chain uncertainty, and rising freight and commodity costs. Although we do not have material operations in the Middle East, escalation or a resumption of hostilities could further disrupt global supply chains and energy markets, increase component and raw material costs, exacerbate inflationary pressures on our manufacturing operations, and adversely affect overall macroeconomic conditions in the markets in which we operate.

These conditions have impacted, and may continue to impact in the future, our business, financial condition and results of operations. We address macroeconomic volatility and uncertainty by continuing to execute our strategy.

Results of Operations for the Three and Nine Months Ended October 2, 2026 Compared with the Three and Nine Months Ended September 26, 2025

Overview of Financial Results

Total revenue of $305.0 million for the three months ended October 2, 2026 increased $57.2 million, or 23.1%, from the prior year period primarily due to revenue from the 2026 acquisition and a 16.0% increase in revenue in the Automation Enabling Technologies segment and 3.5% increase in the Medical Solutions segment excluding the impact of our 2026 acquisition. The effect of our 2026 acquisition resulted in an increase in revenue of $32.9 million or 13.3%. In addition, foreign currency exchange rates unfavorably impacted our revenue by $0.3 million, or 0.1%, for the three months ended October 2, 2026.

Total revenue of $828.5 million for the nine months ended October 2, 2026 increased $106.3 million, or 14.7%, from the prior year period primarily due to revenue from the 2026 and 2025 acquisitions, and a 11.5% increase in revenue in the Automation Enabling Technologies segment and a 6.2% increase in the Medical Solutions segment excluding the impact of the 2026 and 2025 acquisitions. The net effect of our 2026 and 2025 acquisitions resulted in an increase in revenue of $41.9 million, or 5.8%. In addition, foreign currency exchange rates favorably impacted our revenue by $10.3 million, or 1.4%, for the nine months ended October 2, 2026.

Operating income of $13.9 million for the three months ended October 2, 2026 decreased $7.9 million, or 36.3%, from the prior year period. This decrease was attributable to an increase in restructuring, acquisition, and related costs of $16.4 million, an increase in amortization expense of $7.8 million, an increase in selling, general, and administrative expenses of $6.2 million, and an increase in research and development, and engineering expenses of $2.3 million, partially offset by an increase in gross profit of $24.7 million.

Operating income of $59.5 million for the nine months ended October 2, 2026 decreased $9.7 million, or 14.0%, from the prior year period. This decrease was primarily attributable to an increase in selling, general and administrative expenses of $27.9 million, an increase in restructuring, acquisition, and related costs of $21.4 million, and an increase in amortization expense of $7.5 million, partially offset by an increase in gross profit of $48.1 million.

Basic earnings per common share (“Basic EPS”) of $0.05 for the three months ended October 2, 2026 decreased $0.25 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.05 for the three months ended October 2, 2026 decreased $0.25 from the prior year period. The decreases were primarily due to a decrease in net income and the increase in the weighted average common shares outstanding as a result of the private placement.

Basic earnings per common share (“Basic EPS”) of $0.86 for the nine months ended October 2, 2026 decreased $0.15 from the prior year period. Diluted earnings per common share (“Diluted EPS”) of $0.86 for the nine months ended October 2, 2026 decreased $0.15 from the prior year period. The decreases were primarily due to the increase in the weighted average common shares outstanding as a result of the private placement.

The following tables set forth external revenue by reportable segment for the periods noted (dollars in thousands):

	Three Months Ended
	October 2,	September 26,	Increase	Percentage
	2026	2025	(Decrease)	Change
Automation Enabling Technologies	$145,355	$125,316	$20,039	16.0%
Medical Solutions	159,653	122,520	37,133	30.3%
Total	$305,008	$247,836	$57,172	23.1%

	Nine Months Ended
	October 2,	September 26,	Increase	Percentage
	2026	2025	(Decrease)	Change
Automation Enabling Technologies	$412,815	$370,154	$42,661	11.5%
Medical Solutions	415,707	352,097	63,610	18.1%
Total	$828,522	$722,251	$106,271	14.7%

Automation Enabling Technologies

Automation Enabling Technologies segment revenue for the three months ended October 2, 2026 increased $20.0 million, or 16.0%, versus the prior year period, primarily due to a 17.3% increase in sales of robotics and automation products and 13.7% increase in precision manufacturing products, associated with end market demand and new product introductions.

Automation Enabling Technologies segment revenue for the nine months ended October 2, 2026 increased $42.7 million, or 11.5%, versus the prior year period, due to an increase of 12.7% in sales of robotics and automation products and 9.5% increase in precision manufacturing products, associated with end market demand and new product introductions.

Medical Solutions

Medical Solutions segment revenue for the three months ended October 2, 2026 increased $37.1 million, or 30.3%, versus the prior year period, primarily due to the impact of $32.9 million of revenue contributions from the 2026 acquisition.

Medical Solutions segment revenue for the nine months ended October 2, 2026 increased $63.6 million, or 18.1%, versus the prior year period, primarily due to the net impact of $41.9 million in revenue contributions from the 2026 and 2025 acquisitions, and an increase in sales of advanced surgical technology products excluding the 2026 acquisition.

Gross Profit and Gross Profit Margin

The following table sets forth the gross profit and gross profit margin for each of our reportable segments for the periods noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
Gross profit:
Automation Enabling Technologies	$72,913	$59,214	$207,265	$176,804
Medical Solutions	63,645	52,697	166,143	148,173
Unallocated	(920)	(990)	(3,277)	(2,956)
Total	$135,638	$110,921	$370,131	$322,021
Gross profit margin:
Automation Enabling Technologies	50.2%	47.3%	50.2%	47.8%
Medical Solutions	39.9%	43.0%	40.0%	42.1%
Total	44.5%	44.8%	44.7%	44.6%

Gross profit and gross profit margin can be influenced by a number of factors, including product mix, pricing, volume, manufacturing efficiencies and utilization, costs for raw materials and outsourced manufacturing, headcount, inventory obsolescence, fair value adjustments, warranty expenses, logistics and trade related costs, and intangible amortization.

Automation Enabling Technologies

Automation Enabling Technologies segment gross profit for the three months ended October 2, 2026 increased $13.7 million, or 23.1%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Automation Enabling Technologies segment gross profit margin was 50.2% for the three months ended October 2, 2026, versus a gross profit margin of 47.3% for the prior year period. The increase in gross profit margin was primarily due to higher volumes, pricing, and lower net tariff expense, partially offset by material inflationary costs and factory redundancy costs associated with our regional manufacturing initiative.

Automation Enabling Technologies segment gross profit for the nine months ended October 2, 2026 increased $30.5 million, or 17.2%, versus the prior year period, primarily due to an increase in both revenue and gross profit margin. Automation Enabling Technologies segment gross profit margin was 50.2% for the nine months ended October 2, 2026, versus a gross profit margin of 47.8% for the prior year period. The increase in gross profit margin was primarily due to higher volumes, pricing, duty drawback and tariff refunds, and cost reduction actions, partially offset by material inflationary costs, and factory redundancy costs associated with our regional manufacturing initiative.

Medical Solutions

Medical Solutions segment gross profit for the three months ended October 2, 2026 increased $10.9 million, or 20.8%, versus the prior year period, primarily due to an increase in revenue. Medical Solutions segment gross profit margin was 39.9% for the three months ended October 2, 2026, versus a gross profit margin of 43.0% for the prior year period. The decrease in gross profit margin was primarily due to an increase in amortization of intangible assets as a result of the 2026 acquisition and temporary cost increases incurred as part of our operational transformation associated with manufacturing site closures and factory redundancy costs associated with our regional manufacturing initiative.

Medical Solutions segment gross profit for the nine months ended October 2, 2026 increased $18.0 million, or 12.1%, versus the prior year period, primarily due to an increase in revenue. Medical Solutions segment gross profit margin was 40.0% for the nine months ended October 2, 2026, versus a gross profit margin of 42.1% for the prior year period. The decrease in gross profit margin was primarily due to an increase in amortization of intangible assets as a result of the 2026 acquisition and temporary cost increases incurred as part of our operational transformation associated with manufacturing site closures and factory redundancy costs associated with our regional manufacturing initiative.

Operating Expenses

The following table sets forth operating expenses for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
Research and development and engineering	$26,347	$24,090	$73,566	$72,617
Selling, general and administrative	57,615	51,378	171,996	144,077
Amortization of purchased intangible assets	14,679	6,928	26,868	19,353
Restructuring, acquisition, and related costs	23,086	6,677	38,190	16,794
Total	$121,727	$89,073	$310,620	$252,841

Research and Development and Engineering Expenses

Research and Development and Engineering (“R&D”) expenses are primarily comprised of employee compensation related expenses and cost of materials for R&D projects. R&D expenses were $26.3 million, or 8.6% of revenue, during the three months ended October 2, 2026, versus $24.1 million, or 9.7% of revenue, during the prior year period. The increase in R&D expenses was primarily driven by the inclusion of costs from the 2026 acquisition.

R&D expenses were $73.6 million, or 8.9% of revenue, during the nine months ended October 2, 2026, versus $72.6 million, or 10.1% of revenue, during the prior year period. The increase in R&D expenses was primarily driven by the inclusion of costs from the 2026 acquisition. As a percentage of revenue, R&D expenses decreased 1.2 percentage points, reflecting improved leverage on our R&D costs as revenue growth outpaced growth in spend.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include costs for sales and marketing, sales administration, finance, human resources, legal, information systems, and executive management functions. SG&A expenses were $57.6 million, or 18.9% of revenue, during the three months ended October 2, 2026, versus $51.4 million, or 20.7% of revenue, during the prior year period. The increase in SG&A expenses, was primarily driven by higher employee compensation and the inclusion of costs from the 2026 acquisition, partially offset by a decrease in costs incurred related to a prior year insurance recovery claim that did not recur in the current period.

SG&A expenses were $172.0 million, or 20.8% of revenue, during the nine months ended October 2, 2026, versus $144.1 million, or 19.9% of revenue, during the prior year period. The increase in SG&A expenses, both in terms of total dollars and as a percentage of revenue, was primarily driven by higher variable employee compensation, costs associated with the planning and design phase of our financial and operation system implementation, as well as the inclusion of costs from the 2026 acquisition.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $14.7 million, or 4.8% of revenue, during the three months ended October 2, 2026, versus $6.9 million, or 2.8% of revenue, during the prior year period. The increase in amortization expense in terms of total dollars and as a percentage of revenue is primarily due to more acquired intangible assets from the 2026 acquisition.

Amortization of purchased intangible assets, excluding amortization of developed technologies which is included in cost of revenue, was $26.9 million, or 3.2% of revenue, during the nine months ended October 2, 2026, versus $19.4 million, or 2.7% of revenue, during the prior year period. The increase in amortization expense in terms of total dollars and as a percentage of revenue is primarily due to more acquired intangible assets from the 2026 acquisition.

Restructuring, Acquisition, and Related Costs

We recorded restructuring, acquisition, and related costs of $23.1 million during the three months ended October 2, 2026, versus $6.7 million during the prior year period. The increase of $16.4 million was primarily due to higher acquisition and related costs, which were $19.2 million compared to $1.5 million in the prior year period. This increase was partially offset by lower restructuring costs, which were $3.9 million compared to $5.2 million in the prior year period.

We recorded restructuring, acquisition, and related costs of $38.2 million during the nine months ended October 2, 2026, versus $16.8 million during the prior year period. The increase of $21.4 million was primarily due to higher acquisition and related costs, which were $28.1 million compared to $4.4 million in the prior year period. This increase was partially offset by lower restructuring costs, which were $10.1 million compared to $12.4 million in the prior year period.

Operating Income (Loss) by Segment

The following table sets forth operating income (loss) by segment for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
Operating Income (Loss)
Automation Enabling Technologies	$40,839	$27,350	$108,585	$85,711
Medical Solutions	9,534	15,916	39,866	36,569
Unallocated	(36,462)	(21,418)	(88,940)	(53,100)
Total	$13,911	$21,848	$59,511	$69,180

Automation Enabling Technologies

Automation Enabling Technologies segment operating income was $40.8 million, or 28.1% of revenue, during the three months ended October 2, 2026, versus $27.4 million, or 21.8% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $13.7 million and a decrease in R&D expenses of $0.7 million, partially offset by an increase in restructuring, acquisition and related costs of $0.9 million.

Automation Enabling Technologies segment operating income was $108.6 million, or 26.3% of revenue, during the nine months ended October 2, 2026, versus $85.7 million, or 23.2% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $30.5 million and a decrease in R&D expenses of $0.9 million, partially offset by an increase in restructuring, acquisition and related costs of $5.2 million, and an increase in SG&A expenses of $3.1 million.

Medical Solutions

Medical Solutions segment operating income was $9.5 million, or 6.0% of revenue, during the three months ended October 2, 2026, versus $15.9 million, or 13.0% of revenue, during the prior year period. The decrease in operating income was primarily due to an increase in amortization expense due to the 2026 acquisition of $7.7 million, an increase in SG&A expenses of $5.1 million, an increase in R&D expenses of $2.5 million, and an increase in restructuring, acquisition and related costs of $2.0 million, partially offset by an increase in gross profit of $10.9 million.

Medical Solutions segment operating income was $39.9 million, or 9.6% of revenue, during the nine months ended October 2, 2026, versus $36.6 million, or 10.4% of revenue, during the prior year period. The increase in operating income was primarily due to an increase in gross profit of $18.0 million, and a decrease in restructuring, acquisition and related costs of $2.3 million, partially offset by an increase in SG&A expenses of $8.2 million, an increase in amortization expense as a result of the 2026 acquisition of $7.4 million, and an increase in R&D expenses of $1.3 million.

Unallocated

Unallocated costs primarily represent costs of corporate and shared services functions that are not allocated to the operating segments, including certain restructuring and most acquisition costs. These costs for the three months ended October 2, 2026 increased $15.0 million versus the prior year period. The increase in operating loss was primarily driven by higher acquisition and related costs.

Unallocated costs for the nine months ended October 2, 2026 increased $35.8 million versus the prior year period. The increase in operating loss was primarily driven by higher acquisition and related costs and higher variable compensation costs.

Other Income and Expense Items

The following table sets forth other income and expense items for the periods noted (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2026	2025	2026	2025
Interest income (expense), net	$(8,284)	$(6,014)	$(11,233)	$(17,473)
Foreign exchange transaction gains (losses), net	659	14	589	(3,098)
Other income (expense), net	60	(90)	(269)	(644)

Interest Income (Expense), Net

Net interest expense was $8.3 million for the three months ended October 2, 2026, versus $6.0 million for the prior year period. The increase in net interest expense was primarily due to higher interest expense as a result of increased average debt levels as a result of borrowings to fund the 2026 acquisition. For the three months ended October 2, 2026, the weighted average interest rate on our senior credit facilities was 5.34%, versus 5.32% in the prior year period.

Net interest expense was $11.2 million for the nine months ended October 2, 2026, versus $17.5 million for the prior year period. The decrease in net interest expense was primarily due to higher interest income. For the nine months ended October 2, 2026, the weighted average interest rate on our senior credit facilities was 5.58%, versus 5.48% in the prior year period.

Foreign Exchange Transaction Gains (Losses), Net

Foreign exchange transaction gains (losses) were $0.7 million for the three months ended October 2, 2026 versus less than $0.1 million for the prior year period.

Foreign exchange transaction gains (losses) were $0.6 million for the nine months ended October 2, 2026 versus $(3.1) million for the prior year period. The increase in net foreign exchange transaction gains was primarily due to changes in the value of the U.S. Dollar against the British Pound and Euro, and realized gains on foreign currency contracts.

Other Income (Expense), Net

Net other expense was nominal for the three and nine months ended October 2, 2026 and the three and nine months ended September 26, 2025.

Income Tax Provision (Benefit)

Our effective tax rate for the three months ended October 2, 2026 was 68.2%, versus 32.4% for the same period in the prior year. Our effective tax rate of 68.2% for the three months ended October 2, 2026 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to significant acquisition-related transaction costs that were not deductible for income tax purposes and a change in the mix of income, most notably in the U.S., resulting from the Riverpoint acquisition. The non-deductible costs reduced pre-tax income for the quarter without a corresponding tax benefit. In addition, because the interim tax provision is determined on a year-to-date basis, the effect of these items on the estimated annual effective tax rate was recognized in the current quarter, resulting in an elevated quarterly effective tax rate.

Our effective tax rate for the three months ended September 26, 2025 was 32.4%. Our effective tax rate of 32.4% for the three months ended September 26, 2025 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for Foreign-Derived Intangible Income (“FDII”) (currently referred to as FDDEI) and R&D tax credits, and U.K. Patent Box deductions; partially offset by various non-deductible transaction-related expenses, non-deductible compensation expenses, and uncertain tax position accruals.

Our effective tax rate for the nine months ended October 2, 2026 was 26.6%, versus 24.2% for the same period in the prior year. Our effective tax rate of 26.6% for the nine months ended October 2, 2026 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, U.K. Patent Box deductions, research and development tax credits, estimated U.S. tax benefits for FDDEI, and windfall tax benefits from the vesting of restricted stock units; partially offset by non-deductible compensation, non-deductible transaction-related expenses, and the U.S. BEAT.

Our effective tax rate for the nine months ended September 26, 2025 was 24.2%. Our effective tax rate of 24.2% for the nine months ended September 26, 2025 differs from the Canadian federal and provincial combined statutory tax rate of 29.0% primarily due to the mix of income earned in jurisdictions with varying tax rates, estimated U.S. tax benefits for FDII and R&D tax credits, and U.K. Patent Box deductions; partially offset by various non-deductible transaction-related expenses, non-deductible compensation expenses, and uncertain tax position accruals.

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

Our cash requirements primarily consist of principal and interest payments associated with our Senior Credit Facilities (as defined below), principal and interest payments associated with the tangible equity unit Amortizing Notes, the milestone payment related to the acquisition of Riverpoint Medical, operating and finance leases, and purchase commitments. Such contractual obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

As of October 2, 2026, $111.3 million of our $149.2 million cash and cash equivalents was held by subsidiaries outside of Canada and the U.S. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries and to pay down borrowings under our Senior Credit Facilities. Approximately $67.2 million of our outstanding borrowings under our Senior Credit Facilities were held in our subsidiaries outside of Canada and the U.S. as of October 2, 2026. Additionally, we may use intercompany loans to address short-term cash flow needs for various subsidiaries.

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

On May 15, 2026 (the “Second Amendment Effective Date”), we entered into an amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit Agreement with existing lenders. The amendment establishes $200.0 million of secured delayed draw term loan commitments (“2026 Delayed Draw Term Loan Commitments”), which will be available for borrowing at our option for up to six months after the Second Amendment Effective Date. The delayed draw term loan commitments will mature on June 27, 2030 and shall bear interest at (i) the Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.75% per annum or (ii) SOFR, SONIA or EURIBOR, as applicable, plus a margin ranging between 1.00% and 1.75% per annum, in each case as determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the undrawn 2026 Delayed Draw Term Loan Commitments. The delayed draw term loan commitments will amortize in equal quarterly installments commencing on or around the last business day of the first full fiscal quarter following the funding date at a rate (i) in the case of such amortization payments made on or prior to June 25, 2027, an amount not less than 0.625% of the principal amount of all U.S. dollar term loans outstanding and (ii) in the case of such amortization payments made thereafter, at a rate not less than 1.25% of the principal amount of all U.S. dollar term loans outstanding. We incurred approximately $0.4 million of deferred financing costs in connection with the Second Amendment.

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

The term loan facilities require quarterly scheduled principal repayments of €1.1 million that began in September 2025 (with respect to the Euro Term Loans), and $1.7 million that began in September 2026, increasing to $3.4 million in September 2027 (with respect to the U.S. Term Loans), with the remaining principal balance of the term loans due on June 27, 2030, if the maturity date of the term loan facility is not otherwise extended. We may make additional principal payments at any time, which will reduce the next quarterly installment payment due. We may pay down outstanding borrowings under our revolving credit facility with cash on hand and cash generated from future operations at any time.

On July 22, 2026, we drew $200.0 million under the 2026 Delayed Draw Term Loan Commitments. In connection with the drawdown, we incurred an additional $0.2 million of deferred financing costs.

As of October 2, 2026, we had $67.2 (€59.7) million outstanding under the Euro Term Loans and $273.3 million outstanding under the U.S. Term Loans. As of October 2, 2026, we had $412.5 million of outstanding revolver borrowings under our Senior Credit Facilities. Borrowings under the Credit Agreement bear interest at the Base Rate (as defined in the Credit Agreement) plus a margin ranging between zero and 0.75% per annum, determined by reference to the consolidated leverage ratio, or SOFR, SONIA or EURIBOR, as applicable, plus a margin ranging between 1.00% and 1.75% per annum, determined by reference to our consolidated leverage ratio. In addition, we are obligated to pay a commitment fee on the unused portion of the Revolving Facility. As of October 2, 2026, we had outstanding borrowings under the Credit Agreement denominated in Euro and U.S. dollars of $67.2 million and $685.8 million, respectively.

The Credit Agreement contains various covenants that we believe are usual and customary for this type of agreement, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement). The following table summarizes these financial covenants and our compliance therewith as of October 2, 2026:

	Requirement	Actual
Maximum consolidated leverage ratio (1)	4.00	2.43
Minimum consolidated fixed charge coverage ratio (2)	1.25	4.00

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

Riverpoint Medical Milestone Payment

In connection with the acquisition of Riverpoint Medical, the agreement provides for a milestone payment of $250.0 million on or before January 8, 2027. The milestone liability is recorded at its present value within accrued expenses and other current liabilities, which was $246.5 million as of October 2, 2026, and the remaining discount is being accreted to acquisition and related costs through the payment date.

Tangible Equity Units - Amortizing Notes

On November 12, 2025, we issued 12,650,000 of our 6.50% tangible equity units (“Units”) at a public offering price of $50.00 per Unit for an aggregate offering of $632.5 million (the “Units Offering”). We received proceeds of $613.0 million after the deduction of the underwriters’ fees and other issuance costs. Each Unit is comprised of a prepaid stock purchase contract and a senior amortizing note. Each purchase contract will automatically settle on November 1, 2028, and we will deliver at least 0.3729, but no more than 0.4662 of our common shares per purchase contract, subject to adjustment based upon the applicable market value of our common shares. Each amortizing note has a principal amount of $8.74 and bears interest at a rate of 6.30% per annum, with a final installment date of November 1, 2028 (“Amortizing Note”). As of October 2, 2026, we had $85.6 million outstanding under the Amortizing Notes.

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

In February 2020, our Board of Directors approved a share repurchase plan (the “2020 Repurchase Plan”) authorizing the repurchase of $50.0 million worth of common shares. Share repurchases have been made under the 2020 Repurchase Plan pursuant to Rule 10b-18 under the Securities Exchange Act of 1934. We repurchased 88 thousand shares under the 2020 Repurchase Plan for an aggregate purchase price of $10.2 million and an average price of $116.13 per share during the nine months ended October 2, 2026. We completed the 2020 Repurchase Plan in the first quarter of 2026.

In September 2025, our Board of Directors approved a new share repurchase plan (the “2025 Repurchase Plan”) authorizing the repurchase of an additional $200.0 million worth of common shares. The 2025 Repurchase Plan does not obligate us to acquire any particular amount of common shares. No time limit was set for the completion of the 2025 Repurchase Plan, and the plan may be suspended or discontinued at any time. We repurchased 71 thousand shares under the 2025 Repurchase Plan for an aggregate purchase price of $8.4 million and an average price of $118.08 per share during the nine months ended October 2, 2026. As of October 2, 2026, we had $191.6 million available for future share repurchases under the 2025 Repurchase Plan.

Cash Flows for the Nine Months Ended October 2, 2026 and September 26, 2025

The following tables summarize our cash flows, cash and cash equivalents, and unused and available funds under our Senior Credit Facility for the periods indicated (in thousands):

	Nine Months Ended
	October 2,	September 26,
	2026	2025
Net cash provided by operating activities	$155,881	$55,251
Net cash used in investing activities	$(1,219,691)	$(70,709)
Net cash provided by (used in) financing activities	$829,928	$(11,319)

	October 2,	December 31,
	2026	2025
Cash and cash equivalents	$149,218	$380,871
Unused and available funds under the Senior Credit Facility	$437,500	$850,000

Operating Cash Flows

Cash provided by operating activities was $155.9 million for the nine months ended October 2, 2026, versus $55.3 million for the prior year period. Cash provided by operating activities for the nine months ended October 2, 2026 increased from the prior year period primarily as a result of payments received from a customer related to a supply agreement, the reduction of bonus payouts in 2026 following the conversion of 2025 annual bonuses to equity and lower cash paid for taxes.

Investing Cash Flows

Cash used in investing activities was $1,219.7 million for the nine months ended October 2, 2026, primarily driven by $1,200.6 million of cash consideration (net of cash acquired) paid for the acquisition of Riverpoint Medical and $20.6 million paid for capital expenditures.

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

Financing Cash Flows

Cash provided by financing activities was $829.9 million for the nine months ended October 2, 2026, primarily driven by $616.0 million of borrowings on our Senior Credit Facilities to fund the Riverpoint Medical acquisition, $288.0 million of proceeds from the issuance of common shares in a private placement, net of issuance costs, partially offset by $44.1 million of debt repayments, $18.6 million related to the repurchase of common shares, $12.8 million of payroll tax payments upon vesting of share-based compensation awards, and $4.4 million of contingent consideration payments related to the 2025 acquisition.

Cash used in financing activities was $11.3 million for the nine months ended September 26, 2025, primarily driven by $49.2 million of term loan and revolving credit facility repayments, $20.2 million related to the repurchase of common shares and $7.7 million of payroll tax payments upon vesting of share-based compensation awards, partially offset by $72.8 million of borrowings under our revolving credit facility to fund our 2025 acquisition.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this periodic report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates through October 2, 2026 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recent Accounting Pronouncements

See Note 1 to Unaudited Interim Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures are foreign currency exchange rate fluctuations and interest rate sensitivity. During the nine months ended October 2, 2026, other than the item below, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Interest Rates

Our exposure to market risk associated with changes in interest rates relates primarily to our borrowings under our Senior Credit Facilities. We had $753.0 million of outstanding variable rate debt as of October 2, 2026. A 100 basis point increase in interest rates at October 2, 2026 would increase our annual pre-tax interest expense by approximately $7.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of October 2, 2026, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 2, 2026.

Changes in Internal Control Over Financial Reporting

During the quarter ended October 2, 2026, we implemented a new financial and operation system at one of our sites as part of a multi-year phased implementation. In connection with this implementation, we modified certain processes and internal controls over financial reporting, and we will continue to do so as additional sites are transitioned to the new system. We have taken steps to preserve the effectiveness of our internal control over financial reporting during the transition.

On July 23, 2026, we completed the acquisition of Riverpoint Medical. We are integrating Riverpoint Medical into our internal control over financial reporting and expect this to continue over the next twelve months. Management expects to exclude Riverpoint Medical from its assessment of internal control over financial reporting as of December 31, 2026, as permitted by SEC staff guidance.

Except as described above, there has been no change in our internal control over financial reporting during the quarter ended October 2, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As part of our business strategy, we expect to broaden our product and service offerings by acquiring businesses, technologies, assets and product lines that, we believe, complement or expand our existing businesses. We may have difficulty finding acquisition opportunities, or if we do identify these opportunities, we may not be able to complete the transactions for various reasons, including a failure to secure financing on acceptable terms. In recent years, we have made a number of acquisitions, including the acquisitions of Keonn Technologies, S.L., Motion Solutions Parent Corp., MPH Medical Devices S.R.O., ATI Industrial Automation, Inc., Schneider Electric Motion USA, Inc., and, in July 2026, Riverpoint Medical, and we expect to continue to make acquisitions in the future. Our acquisition of Riverpoint Medical, for upfront cash consideration of $1,200.6 million, net of cash acquired, and a milestone payment of $250.0 million payable on or before January 8, 2027, is substantially larger than our other recent acquisitions, and the risks described in this risk factor are heightened with respect to this acquisition given its size and the resources required to integrate it successfully. We may fail to successfully integrate acquired businesses, products, technologies or personnel into our businesses and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisitions. If we are not able to successfully achieve these objectives, the anticipated benefits of such acquisitions may not be realized fully or at all, and our results of operations could be adversely affected. If we consummate multiple acquisitions in a relatively short amount of time, these risks will be heightened due to limited resources available to integrate these new businesses. Our acquisition activities may divert management’s attention from our regular operations. Managing a larger and more geographically dispersed operation and product portfolio could also pose challenges for our management team.

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

The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components and other goods required for the production of some of our principal products are available from limited or a single source of supply. Certain single source suppliers of key components for us could decide to stop producing some of these components. We have experienced, and may in the future experience, delays or disruptions in supply from third-parties due to government intervention. If we fail to find alternative sources, redesign our products or otherwise manage this transition effectively, our business would be adversely impacted. If we experience delays in receiving materials from certain of our key limited or single source suppliers, our relationship with customers may be harmed if such delays cause us to miss our scheduled shipment deadlines for customers and our business could be adversely affected. If suppliers or subcontractors experience difficulties or fail to meet our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms. A prolonged inability to obtain or increase in the prices of certain raw materials, key components or other goods is possible and could have a significant adverse effect on our business operations, damage our relationships with customers, or even lead to permanent loss of customer orders.

For example, certain products within our Precision Manufacturing and Robotics and Automation businesses use rare-earth materials sourced from suppliers in China and magnets manufactured with such materials, the export of which requires a license from the Chinese government. For several months, we have sought but have been unable to obtain the licenses necessary to receive certain shipments of these materials, which has caused delays in fulfilling customer orders and increases in certain manufacturing costs. If we are unable to obtain the necessary export licenses on a timely basis or at all, or if similar restrictions are imposed on other raw materials or components, our ability to fulfill customer orders and our manufacturing costs could be further adversely affected.

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

As of October 2, 2026, we had $2,325.9 million of net intangible assets, including goodwill, on our consolidated balance sheet, representing approximately 73% of our total assets. Net intangible assets consist principally of goodwill, customer relationships, patents, trademarks, trade names, and core technologies. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. All other intangible assets are evaluated for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Adverse changes in our business, adverse changes in the assumptions used to determine the fair value of our reporting units, or the failure to grow our businesses may result in an impairment of our intangible assets, which could adversely affect our results of operations.

In July 2026, we completed our acquisition of Riverpoint Medical for upfront cash consideration of $1,200.6 million, net of cash acquired, which substantially increased our goodwill and other intangible assets. The Riverpoint Medical acquisition accounts for all of the increase in our net intangible assets since December 31, 2025. As a result, our exposure to potential future impairment charges has increased, and any failure to achieve the anticipated growth or synergies from this acquisition could result in an impairment of the associated goodwill or other intangible assets, which could adversely affect our results of operations.

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

As of December 31, 2025, we had outstanding debt of $149.0 million under our fourth amended and restated senior secured credit agreement (as amended to date, the “Fourth Amended and Restated Credit Agreement”), $850.0 million of additional borrowing capacity available under the revolving credit facility, and $110.6 million outstanding under the senior amortizing notes (the “Amortizing Notes”) component of our 6.50% tangible equity units (“Units”). In connection with our acquisition of Riverpoint Medical in July 2026, we amended our Fourth Amended and Restated Credit Agreement to permit additional borrowings to fund a portion of the acquisition. As of October 2, 2026 we had outstanding debt of $753.0 million under the Fourth Amended and Restated Credit Agreement. If we are unable to satisfy the conditions in the Fourth Amended and Restated Credit Agreement or our needs exceed the amounts available under the revolving credit facility, we may need to obtain equity or debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution. Any new equity securities we issue could have rights, preferences and privileges superior to those of the holders of our common shares. Further, our Fourth Amended and Restated Credit Agreement restricts our ability to obtain additional debt financing from other sources. If we are unable to obtain adequate financing or obtain financing on terms satisfactory to us when we need it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common shares.

In June 2026, we entered into a securities purchase agreement for a private placement of 2,142,857 of our common shares at a purchase price of $140.00 per share, resulting in gross proceeds of approximately $300 million, a portion of which we used to fund our acquisition of Riverpoint Medical. Because these shares were sold in an unregistered transaction under Section 4(a)(2) of the Securities Act, we agreed under a registration rights agreement to register, and have since registered, their resale. Sales of these shares in the public market following such registration, or the perception that such sales could occur, could depress the market price of our common shares.

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

In connection with our acquisition of Riverpoint Medical in July 2026, we amended our Fourth Amended and Restated Credit Agreement to permit additional borrowings and borrowed approximately $616.0 million to fund a portion of the purchase price. As of October 2, 2026 we had $838.6 million of total outstanding debt. This increased level of indebtedness heightens the risks described above, including our vulnerability to adverse changes in our business and the general economic environment and our exposure to increases in interest rates on our variable rate indebtedness.

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

None.

c)
Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors during the three months ended October 2, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), are summarized below.

Name	Title	Action	Date	Total Shares to Be Sold	Expiration Date
Robert J. Buckley	Chief Financial Officer	Adoption	August 11, 2026	56,250	April 30, 2027
John J. Burke	Chief Accounting Officer	Adoption	August 18, 2026	4,000	August 20, 2027

None of our officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, during the three months ended October 2, 2026.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1†	Equity Purchase Agreement, dated as of June 8, 2026, by and among Novanta Medical Technologies Corp., Novanta Corporation, Novanta Inc., Runway Midco, LLC and Runway Buyer, LLC	8-K	001-35083	2.1	06/09/2026

3.1	Certificate and Articles of Continuance of the Registrant, dated March 22, 1999	S-3	333-202597	3.1	03/09/2015

3.2	By-Laws of the Registrant, as amended	10-K	001-35083	3.2	03/01/2021

3.3	Articles of Reorganization of the Registrant, dated July 23, 2010	8-K	000-25705	3.1	07/23/2010

3.4	Articles of Amendment of the Registrant, dated May 26, 2005	10-K	001-35083	3.4	3/1/2023

3.5	Articles of Amendment of the Registrant, dated December 29, 2010	8-K	000-25705	3.1	12/29/2010

3.6	Articles of Amendment of the Registrant, dated May 11, 2016	8-K	001-35083	10.1	05/12/2016

3.7	Articles of Amendment of the Registrant, dated April 29, 2022	10-Q	001-35083	3.6	05/10/2022

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

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

Novanta Inc. (Registrant)

Name	Title	Date

/s/ Matthijs Glastra	Chair of the Board of Directors and Chief Executive Officer	November 9, 2026
Matthijs Glastra

/s/ Robert J. Buckley	Chief Financial Officer	November 9, 2026
Robert J. Buckley